Form 10KSB
period 1995-01-29
CHEFS INTERNATIONAL INC
filed 1995-04-27
CIK 201424

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-KSB

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended January 29, 1995

                                    OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the Transition period from_________________to________________

                       Commission File Number 0-8513

                         CHEFS INTERNATIONAL, INC.
          [Exact name of registrant as specified in its charter]

       Delaware                              22-2058515
[State or other jurisdiction of              [IRS Employer
 incorporation or organization]                Identification
Number]

62 Broadway, P.O. Box 1332
Pt. Pleasant Beach, New Jersey                          08742
[Address of principal executive offices]               [Zip Code]

Registrant's telephone number, including area code 908-295-0350

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, $.01 par value
                             (Title of Class)

Indicate by check mark whether the registrant [1] has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months [or for such shorter period that the registrant was required to file such reports], and [2] has been subject to such filing requirements
for the past ninety days.          YES X     NO___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                              [   ]

For the year ended January 29, 1995, the issuer's revenues were $31,916,257.

On March 31, 1995, the aggregate market value of the voting stock of Chefs International, Inc. (consisting of Common Stock, $.01 par value) held by non-affiliates of the Issuer was approximately $3,600,000 based upon the closing bid price for such Common Stock on said dated in the over-the-counter market as reported by the National Quotation Bureau, Inc. On such date, there were 13,459,576 shares of Common Stock of the Issuer outstanding.





                         CHEFS INTERNATIONAL, INC.

                                  PART I


Item 1.   Description of Business

     (a) Business Development - Chefs International, Inc. ("Chefs" or the "Company") was organized under the laws of the State of Delaware in March 1975. The Company currently operates nine restaurants on a year-round basis, eight of which are free-standing seafood restaurants in New Jersey (five) and Florida (three) and one of which is a limited menu La Crepe restaurant located in a shopping mall in New Jersey. Seven of the seafood restaurants are operated under the name "Lobster Shanty" and one under the name "Baker's Wharfside." The Company opened its first La Crepe restaurant in November, 1975 and its first seafood restaurant in November, 1978. In July 1993 effective June 30, 1993, the Company acquired all of the issued and outstanding capital stock of Mister Cookie Face, Inc. ("MCF" or "Mr. Cookie Face"), a Lakewood, New Jersey producer of ice cream sandwiches currently available in 35 states. Mr. Cookie Face's products are currently being distributed primarily in the northeastern United States including the New York, Philadelphia and Boston metropolitan areas, and also in the midwest, including the Chicago metropolitan area, Colorado and Arizona, the northwest, Florida and the greater Los Angeles and San Francisco areas. (As used herein, the term the "Company" may also at times include Chefs and its various subsidiaries, including "Mr. Cookie Face").

     The Company's executive offices are located at 62 Broadway, Point Pleasant Beach, New Jersey 08742. Its telephone number is
(908) 295-0350. Mr. Cookie Face's offices and production facility are located at 170 North Oberlin Avenue, Unit 19, Lakewood, New Jersey 08701 where its telephone number is (908) 370-5533.

Recent Developments

     Effective June 8, 1993, the Company completed a one-for-three reverse stock split of its outstanding Common Stock, $.01 par value (the "Common Stock"). Unless otherwise indicated, all share and per share information contained in this report gives effect to the said one-for-three reverse stock split. In addition, unless otherwise indicated, actual price quotations for the Common Stock as quoted on the NASDAQ System have been adjusted throughout this report by multiplying the actual price for the Common Stock for periods prior to June 8, 1993 by three. No assurances can be given that the actual price quotations for the Common Stock during such pre-split period would have approximated such adjusted prices if the one-for-three reverse stock split had been effectuated at such time.

     In July 1993 effective June 30, 1993, the Company acquired all of the issued and outstanding capital stock of Mr. Cookie Face from its sole stockholder, Frank Koenemund, in exchange for 1,000,000 authorized but unissued shares of Chefs Common Stock. In connection with the acquisition, Mr. Koenemund agreed to execute an approximately four and one-half year employment contract with Mr. Cookie Face to serve as its president and chief executive officer. See "Item 10 - Executive Compensation."

     An aggregate 500,000 of the 1,000,000 shares of Chefs Common Stock issued to Mr. Koenemund were held in escrow subject to forfeiture pursuant to a formula requiring Mr. Cookie Face to achieve certain net revenues in fiscal 1994 and fiscal 1995, provided that Chefs provide at least $5,000,000 of funding to Mr. Cookie Face on or before January 31, 1994. As Chefs was unable to provide the $5,000,000 of funding to Mr. Cookie Face by January 30, 1994, the escrowed shares were released to Mr. Koenemund. Despite Chefs' inability to provide $5,000,000 of funding by January 31, 1994, Mr. Cookie Face achieved net revenues in excess of the target net revenues it would have been required to achieve to avoid forfeiture ($2,000,000 in fiscal 1994 and $10,000,000 in fiscal
1995).

     At the Closing, Mr. Koenemund was elected to the Chefs board of directors and two of Chefs' principal executive officers, Anthony Papalia and Martin Fletcher, were elected as directors and as vice president and as secretary-treasurer of Mr. Cookie Face. See "Item 12 - Certain Relationships and Related Transactions" herein as to the grant by the Company's principal stockholder to Messrs. Papalia, Martin Fletcher, Koenemund and Jack Mariucci, of options to purchase an aggregate 3,250,000 of his approximately 5,800,000 shares of Chefs' Common Stock.

     On August 3, 1993, Chefs filed a Registration Statement on Form SB-2 (File No. 33-66936) with the Securities and Exchange Commission (the "Commission") for the purpose of registering shares of Common Stock and warrants for sale to the public in an underwritten public offering. The offering was seeking to raise net proceeds of approximately $8,500,000, approximately $5,000,000 of which was to be applied to the expansion of the business of Mr. Cookie Face and the balance to the acquisition and/or construction by Chefs of additional seafood restaurants.

     The effectiveness of the Registration Statement is currently being delayed due to the conduct by the staff of the Commission of an investigation pursuant to a formal order of investigation (HO-
2781) issued by the Commission in October 1993. See Item 3 herein. The ongoing investigation has inhibited the Company's ability to obtain sufficient additional financing to adequately fund the growth of Mr. Cookie Face or to adequately fund the planned expansion of the Company's restaurant business. No assurances can be given that the Registration Statement will be declared effective or that the proposed public offering will be consummated upon completion of the investigation. Furthermore, management is unable to predict the long-term effect which this investigation will have on the Company or the market for its securities.

     On February 25, 1994, the Company obtained a $2,000,000 line of credit pursuant to a two-year revolving credit agreement with First Fidelity Bank, National Association ("First Fidelity") secured by mortgages on the Company's two Point Pleasant Beach, New Jersey restaurants. Repayment of borrowings under the line of
credit is guaranteed by each of the Company's subsidiaries.   At
the end of fiscal 1995, approximately $1,225,000 was outstanding under the line. Pursuant to the credit agreement, the Company has made certain affirmative and negative covenants to First Fidelity (including covenants not to pay dividends while the loan is outstanding, to maintain on a consolidated basis, minimum working capital of at least $600,000 and a current asset to current liability ratio of at least 1.25:1; tangible net worth of at least $12,300,000; a debt to equity ratio of no greater than .55:1; a net income, depreciation and amortization to current portion of long term debt ratio of not less than 1.15:1; and cash and cash equivalents of not less than $750,000). A failure by the Company to satisfy any such covenant constitutes an event of default which would enable First Fidelity to accelerate repayment of borrowings under the line of credit. The Company applied proceeds borrowed under the line of credit to the expansion of Mr. Cookie Face's business. Subsequent to said fiscal year-end, Chefs drew down an additional $200,000 under the line to provide additional working capital for Mr. Cookie Face. In September 1994, Chefs borrowed an additional $150,000 from First Fidelity (not pursuant to the line of credit) to fund renovations at its newly opened seafood restaurant in Belmar, New Jersey. This loan is repayable over a three-year period in principal installments of $12,500 in June, July, August and September, the balance being due September 30, 1997. Interest is paid monthly at an annual rate equal to 1% above the Bank's prime rate. See "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5 to Notes to the Company's Consolidated Financial Statements.

     In September 1994, Chefs closed its LaCrepe restaurant at the Quakerbridge Mall in Lawrenceville, New Jersey. In connection with the closing of this restaurant, Chefs sold the liquor license for $160,000 and was paid an additional $60,000 in order to prematurely abandon the lease.

     In October 1994, Chefs opened an additional approximately
9,000 square foot seafood restaurant in Belmar, New Jersey under the name "Lobster Shanty." See "Restaurant Operations - Lobster
Shanty Restaurants" in this Item 1.

     (b) Business of Issuer - The Company is engaged in two principal lines of business; the operation of nine restaurants in New Jersey and Florida on a year-round basis and, through its Mr. Cookie Face subsidiary acquired in July 1993, the production of ice cream sandwiches currently distributed primarily in the northeastern United States including the New York, Philadelphia and Boston metropolitan areas and also distributed in the midwest, the northwest, Florida and the greater Los Angeles area.

                           RESTAURANT OPERATIONS

     For the past three fiscal years and at present, the Company has been principally engaged in the operation of nine restaurants on a year-round basis, eight of which are free-standing seafood restaurants in New Jersey (five) and Florida (three) and one of which is a limited menu La Crepe restaurant located in a shopping mall in New Jersey. Seven of the seafood restaurants are operated under the name "Lobster Shanty" and one under the name "Baker's Wharfside." The Company opened its first La Crepe restaurant in November, 1975 and its first seafood restaurant in November, 1978. The Company's restaurants, all of which are operated on a year-round basis, are as follows:

                              Date of Opening
                              Under the Company's
     Location                      Management

SEAFOOD RESTAURANTS

Lobster Shanty

Vero Beach, Florida                December, 1979
Pt. Pleasant Beach, New Jersey     October, 1980
Toms River, New Jersey             October, 1980
Jensen Beach, Florida              December, 1980
Cocoa Beach, Florida               September, 1981
Hightstown, New Jersey             December, 1981
Belmar, New Jersey                 October, 1994

Baker's Wharfside

Pt. Pleasant Beach, New Jersey     October, 1980

LA CREPE RESTAURANT

Monmouth Mall, Eatontown,
  New Jersey                       November, 1975

Seafood Restaurants

     The Company's seafood restaurants provide a variety of seafood dishes including shell fish such as lobster, scallops, shrimp, oysters and clams, and other fish including red snapper, bluefish, grouper and other varieties. A limited selection of non-seafood entrees is also offered including steak and chicken as well as a dessert selection. Most of the Company's seafood restaurants have a nautical decor.

Lobster Shanty Restaurants

     Vero Beach, Florida - This restaurant, consisting of approximately 6,900 square feet, is free standing in Vero Beach, Florida approximately 100 yards off U.S. Highway #60 on the intracoastal waterway. It opened in December, 1979 pursuant to a lease from Gourmet Associates ("Gourmet") owned by Robert E. Brennan, the principal stockholder of the Company. The lease is currently a month to month "net" lease at a monthly rental of $10,000 with the Company paying personal property taxes and insurance thereunder.

     Gourmet had purchased the property for $700,000 in April, 1979 by making a $200,000 down payment and issuing its $500,000 promissory note for the balance, payable with 9.5% annual interest over 18 years secured by a first mortgage. Gourmet expended approximately $315,000 in extensions and improvements to the facility as well as for equipment therein prior to leasing this restaurant to the Company.

     Pt. Pleasant Beach, New Jersey - This restaurant, consisting of approximately 17,000 square feet, is free standing with a waterfront location on Channel Drive in Pt. Pleasant Beach, New Jersey and seats approximately 750. It shares parking with the Baker's Wharfside restaurant in Pt. Pleasant Beach with space for approximately 250 automobiles. The Company purchased this restaurant and three others (including the land, buildings, improvements and businesses including personal property and fixtures, liquor licenses and all of the outstanding stock of the four corporations operating these restaurants) from Robert E. Brennan, the principal stockholder of the Company, and from three partnerships owned by him, in October, 1980 for an aggregate $7,750,000 less a subsequent $250,000 prepayment discount. Subsequent to its January 26, 1992 fiscal year-end, the Company commenced renovations and improvements to this restaurant at a cost of approximately $375,000. These renovations were completed in the second quarter of calendar 1992.

     Toms River, New Jersey - This restaurant, consisting of approximately 10,750 square feet, is free standing on Robbins Parkway in Toms River, New Jersey and seats approximately 400. Municipal parking facilities are available nearby. The Company purchased this restaurant and three others (including the land, buildings, improvements, and businesses including personal property and fixtures, liquor licenses and all of the outstanding stock of the four corporations operating these restaurants) from Robert E. Brennan, the principal stockholder of the Company, and from three partnerships owned by him, in October, 1980 for an aggregate $7,750,000 less a subsequent $250,000 prepayment discount.

     Jensen Beach, Florida - This 200 seat restaurant, consisting of approximately 4,500 square feet, is located in a free standing building on the intracoastal waterway in Jensen Beach, Martin County, approximately 50 miles north of Palm Beach. The restaurant has parking for 100 automobiles. Acquired in October, 1980 were two lots, the restaurant with furnishings and a liquor license from an unaffiliated party for $975,000. The Company made a $295,000 down payment and paid the balance over a ten year period through September, 1990.

     Cocoa Beach, Florida - On September 29, 1981, the Company purchased all of the outstanding capital stock of two corporations engaged in the ownership and operation of two Florida seafood restaurants from two unaffiliated individuals. One restaurant was in Cocoa Beach and the other (sold by the Company in January, 1988) was in Titusville, Florida. The corporations owned the land on which the restaurants were located, the restaurant buildings, the restaurant businesses including personal property and fixtures and liquor licenses for each restaurant, all of which were included in the sale. Each restaurant was free standing and had approximately 240 seats. The Cocoa Beach restaurant on Highway A1A has parking for approximately 90 cars. The Titusville restaurant on Marina Road, within one mile of Highway A1A had parking for approximately 120 cars. The Company commenced operation of both restaurants immediately after the purchase under the names "Jack Baker's Pelican Point Inn" and "Jack Baker's Sands Point Inn" and subsequently changed the name of each to "Lobster Shanty."

     The purchase price for the stock of the two corporations was $3,370,000 increased by an amount equal to certain additional assets available at the closing, primarily cash and receivables totalling $414,029 and decreased by indebtedness under various bank notes, recapture taxes and other liabilities paid by the Company leaving a net balance of $2,655,239. The Company paid $289,671 in cash at the closing and issued two $1,182,784 promissory notes, one to each seller, for the balance. Each note was secured by a mortgage on the restaurants and was payable in 240 consecutive monthly installments with interest computed on the unpaid balance at an annual rate of 12%. In addition, the Company paid a $130,000 sales commission to the real estate broker involved in the transaction by delivering its check for $60,000 and its ten year note for the $70,000 balance.

     In January, 1988, the Company sold the Titusville restaurant to an unaffiliated third party in a transaction in which it realized a loss of approximately $942,000. The $800,000 consideration received by the Company together with an additional $263,126 paid by the Company was applied to reduce the outstanding promissory notes to 50% of the outstanding balance immediately prior to the sale thereby enabling the release of a mortgage lien on the Titusville restaurant. The outstanding notes secured by a mortgage on the Cocoa Beach restaurant were paid in July 1993 with the proceeds received from the sale in June 1993 of the Company's Ft. Myers, Florida property.

     Hightstown, New Jersey - This restaurant, consisting of approximately 4,600 square feet, is free standing on State Highway 33 approximately two miles east of Hightstown and seats approximately 175. The restaurant has parking for approximately 100 automobiles. The Company purchased this restaurant and three others (including the land, buildings, improvements and businesses including personal property and fixtures, liquor licenses and all of the outstanding stock of the four corporations operating these restaurants) from Robert E. Brennan, the principal stockholder of the Company and from three partnerships owned by him, in October, 1980 for an aggregate $7,750,000 less a subsequent $250,000 prepayment discount. The Company made substantial renovations to this restaurant commencing in fiscal 1993 which renovations were completed early in fiscal 1994. The renovations, which cost approximately $200,000, were paid for by the Company out of existing cash reserves.

     Belmar, New Jersey - This restaurant, consisting of approximately 9,000 square feet, is free standing on Main Street in Belmar, New Jersey. The restaurant seats approximately 250 and has parking for approximately 110 automobiles. The Company purchased the liquor license and trade name for use at this restaurant in October 1994 for $250,000 from unaffiliated parties and leased the restaurant, the parking lot and the restaurant furniture, fixtures and equipment at such time from such parties pursuant to a five-year lease in which the Company was given four consecutive five-year options to renew. The lease provides for a monthly base rent of $8,000 increasing every three years up to a monthly base rent after the eighteenth year of $12,693 with an additional annual percentage rent equal to 6% of Chefs' gross receipts at the restaurant for such period less the base rent. The restaurant opened as a "Lobster Shanty" restaurant under the Company's management in October 1994. In November 1994, the Company borrowed $150,000 from First Fidelity to fund renovations at this restaurant. This loan is repayable over a three-year period in principal installments of $12,500 in June, July, August and September, the balance being due September 30, 1997. Interest is paid monthly at an annual rate equal to 1% above the bank's prime rate.

Baker's Wharfside Restaurant

     Pt. Pleasant Beach, New Jersey - This restaurant, consisting of approximately 7,500 square feet, is free standing with a waterfront location on Channel Drive in Pt. Pleasant Beach, New Jersey and seats approximately 500. It shares parking with the Lobster Shanty restaurant in Pt. Pleasant Beach with space for approximately 250 automobiles. The Company purchased this restaurant and three others (including the land, buildings, improvements and businesses including personal property and fixtures, liquor licenses and all of the outstanding stock of the four corporations operating these restaurants) from Robert E. Brennan, the principal stockholder of the Company, and from three partnerships owned by him, in October, 1980 for an aggregate $7,750,000 less a subsequent $250,000 prepayment discount.

La Crepe Restaurant

     The Company's La Crepe restaurant features authentic crepes; thin, delicate French pancakes which can be filled with more than fifty different fillings ranging from breakfast and brunch items, such as sausages and eggs, to French culinary specialties suitable for lunch and dinner, such as ratatouille, beef bourguignon, seafood, etc., to dessert items, such as crepe suzettes, hot apples and ice cream, etc. The crepes are prepared and filled in a stone-faced barbecue area in full view of the customers. Soups and salad dishes and a variety of other desserts are also featured. The Company's La Crepe unit features a sidewalk cafe area.

     Monmouth Mall, Eatontown, Monmouth County, New Jersey - The Company has leased approximately 3,550 square feet in the Monmouth Mall, Eatontown, New Jersey for an approximately twenty-year period ending December 31, 1995 and has constructed a 150-seat La Crepe restaurant and sidewalk cafe within the leased premises. The restaurant opened in November, 1975 and has a liquor license for which the Company paid $85,000, permitting the consumption of wine and alcoholic beverages on the premises.

     The lease requires the Company to pay a minimum annual rental of the greater of $34,450 or 5% of gross sales as well as a common area charge, taxes and Merchants' Association dues. The Mall and the restaurant are open seven days per week.

     The Mall has been in operation for approximately nineteen years. Macy's, J.C. Penney and Abraham & Straus are major department stores in the Mall. The Mall is one of the largest shopping centers in New Jersey with 1,500,000 square feet of shopping area on 105 acres with parking for 7,200 cars.

     The restaurant is located on the upper level of the Mall next to a major Mall entrance between J.C. Penney and Abraham & Straus.

Sources of Food Products

     The food products used by the Company in the operation of its seafood restaurants and its La Crepe restaurant are readily available from a variety of sources including national distributors and local sources on an order basis when needed. In its last three fiscal years, the Company has not purchased any of its food products from affiliated entities or entities affiliated with former executive officers or directors.

Seasonal Aspects

     To date, the Company's New Jersey seafood restaurants have experienced their greatest sales volumes from May through September whereas its Florida seafood restaurants have experienced their greatest sales volumes from January through April. The Company's La Crepe restaurant has experienced a greater sales volume during the period from Thanksgiving through the beginning of January, than at any other similar time span during the year.

Trademarks

     The Company has no patents, trademarks, licenses, franchises or concessions which it regards as material to its restaurant business with the exception of the service mark "Jack Baker's Lobster Shanty"R registered for a 20 year period with the U.S. Patent and Trademark Office in February, 1989.

Competition

     The restaurant business is highly competitive and the success of any restaurant depends to a great extent upon the services it supplies and its location. The Company's seafood restaurants compete primarily with other local seafood restaurants and to a lesser extent, with local restaurants serving a more general fare. The principal national competition to the Company's seafood restaurants is the Red Lobster restaurant chain owned and operated by General Mills. This chain has substantially greater resources than the Company. There are other restaurants in the mall and in the vicinity of the mall where the Company is now operating a La Crepe restaurant, all of which supply competition to the Company's La Crepe unit. Typical "chain" competitors, all of which are affiliated with better established and more prominent national chains, are the Friendly Ice Cream chain, McDonalds and Roy Rogers Restaurants. Local Chinese restaurants and "sit-down" delicatessens also provide competition. There can be no assurance that the Company's units will be able to successfully compete with any of such other restaurants.

Government Regulation

     The Company is subject to various Federal, state and local laws affecting the operation of its restaurants, including licensing and regulation by health, sanitation, safety and fire departments and alcoholic beverage control authorities. The Company is also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions. While such regulations have not had a material negative impact on the Company's operations to date, difficulties in obtaining necessary licenses or permits could result in delays or cancellations in the opening of new restaurants and increases in the minimum wage could increase the Company's labor cost.

Employees

     The Company maintains its administrative employees at its executive offices including its principal officers (see "Item 9 - Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act"), secretarial and bookkeeping personnel. Each of the Company's seafood restaurant units employs a manager, a relief manager and between 40 and 130 other employees to serve as waitresses, waiters, busboys, bartenders, cooks, dishwashers, kitchen help, hostesses and cashiers (some on a part-time basis). Each La Crepe restaurant unit employs approximately 25 to 40 employees serving similar functions. The Company also presently employs three area supervisors, each responsible for three of the Company's restaurants. Managerial candidates are recruited for the Company's restaurants from hotel and restaurant management schools, restaurant recruiting agencies, through advertising in restaurant management magazines and by promotion from within the Company's own organization. At January 29, 1995, the Company had a total of approximately 477 employees (including part-time workers). This number excludes the employees of Mr. Cookie Face acquired in July 1993. The Company is not a party to any collective bargaining agreements and has enjoyed satisfactory employee relations since inception.

                           ICE CREAM OPERATIONS
                           (Mister Cookie Face)

     In July 1993, the Company acquired all of the issued and outstanding capital stock of Mr. Cookie Face, a Lakewood, New Jersey producer of ice cream sandwiches currently available in 35 states. Mr. Cookie Face's products are currently being distributed primarily in the northeastern United States including New York, Philadelphia and Boston metropolitan areas, and also in the midwest, including the Chicago metropolitan area, Colorado and Arizona, the northwest, Florida and the greater Los Angeles and San Francisco areas. The Company's ice cream operations are presently conducted through its wholly owned Mister Cookie Face, Inc. subsidiary.

Products

     Mr. Cookie Face's ice cream sandwiches consist of approximately three fluid ounces of ice cream covered top and bottom with a chocolate wafer. At present, approximately twelve varieties of ice cream and combinations thereof are used including vanilla, chocolate, chocolate vanilla swirl, vanilla nut, mint, mint chip, strawberry, chocolate chunk, chocolate fudge and butter pecan. Mr. Cookie Face ice cream sandwiches are wrapped in polypropylene plastic containers and are sold to consumers in convenient six-pack and twelve-pack trays primarily at supermarkets and other food chains and as singles primarily at convenience stores. Current retail prices for a six-pack tray generally range from $2.99 to $3.99 and for a twelve-pack tray from $4.99 to $5.99. The current suggested retail price for single ice cream sandwiches is $1.49. Other products include "COOKIES AND CREAMS," a miniature ice cream sandwich containing approximately one-half fluid ounce of vanilla ice cream covered top and bottom with a small chocolate cookie, "CHIPSTER," a similar miniature ice cream sandwich using chocolate chip cookies, and a lowfat product similar to the standard Mr. Cookie Face ice cream sandwich but using lowfat vanilla chocolate swirl ice cream.

Production

     All of Mr. Cookie Face's ice cream products are presently produced at its production facility in Lakewood, New Jersey by an independent subcontractor pursuant to a subcontracting agreement which expires in June 1995 subject to Mr. Cookie Face's right to renew the contract for incremental periods of six months on the same terms and conditions up to a maximum of thirty months. The subcontractor currently operates one to three shifts per diem at the facility as business requires.

     Mr. Cookie Face's ice cream products are produced using chocolate wafers provided by three different suppliers, mini cookies provided by two other suppliers and ice cream mix provided by two other suppliers. All of the suppliers (except for one located in the midwest) are located in the greater New York metropolitan area. Mr. Cookie Face does not have any long term contract with its suppliers but does not regard this fact as a material risk to its business as the wafers, the mini cookies and the ice cream mix are currently available in similar qualities and quantities at competitive prices from a variety of sources on an order basis if needed.

     Mr. Cookie Face regards its ice cream sandwiches as handmade as the amount of ice cream in each sandwich is determined by a production worker who draws the mix for each sandwich by hand onto a wafer or mini cookie from an ice cream dispensing machine. After production, the ice cream sandwiches are placed in freezers and then packaged before shipment to retail outlets. With its present configuration of 24 ice cream dispensing machines and its present freezer and packaging equipment, management believes that Mr. Cookie Face can ship approximately $20,000,000 by dollar volume in product (based on its current pricing) on an annual basis from the Lakewood facility.



Marketing and Distribution

     Mr. Cookie Face ice cream products are sold directly or through food brokers to supermarket and other food chains and through distributors, to convenience stores. At present, Mr. Cookie Face utilizes more than 40 independent food brokers under contracts terminable on 30 days notice to attempt to place its products in various retail outlets . The brokers are compensated on a commission basis equal to a percentage of Mr. Cookie Face's collections and provide nationwide coverage. Marketing efforts are also conducted directly by Mr. Cookie Face's chief executive officer, Frank Koenemund and two full-time salaried salespersons.

     In order for its products to be afforded retail "shelf" space in most supermarkets, Mr. Cookie Face has been required to pay "slotting" fees to various supermarket chains ranging from $2,000 to $35,000 per product and will be required to pay additional slotting fees for each additional type of ice cream sandwich. No assurances can be given that Mr. Cookie Face will be able to obtain retail shelf space in additional chains or will be able to obtain additional shelf space for new products at chains where its present product line is carried, even with the availability of financial resources to pay additional slotting fees.

     Supermarket and other retail food chains which presently carry Mr. Cookie Face's products include Pathmark, Waldbaums, A&P, Shoprite, Food Town, Grand Union, King Kullen, Winn-Dixie, Stop & Shop, Albertsons, Acme and Shaws; in the Los Angeles area - Vons, Ralph's and Lucky's; and Safeway, Food Lion, Jewel, Dominicks and Kroger.

     Mr. Cookie Face was organized in February 1992 and to date has not conducted any substantial advertising of its product line. Advertising has been limited to radio (primarily in the New York metropolitan area), in-store promotions, circulars and coupons. Management believes that Chefs' inability to provide substantial funding for Mr. Cookie Face's operations including advertising has had an adverse effect on its potential growth. See "Developments Since the Beginning of the Last Fiscal Year".

Seasonal Aspects

     During its first full year of operation after acquisition by the Company, Mr. Cookie Face experienced its greatest sales volume during the period from May through August, which management believes is typical in the industry for sales of ice cream products.

Competition

     Mr. Cookie Face's ice cream products compete primarily with other ice cream products as well as non-ice cream and other frozen dessert products. Various national and regional ice cream manufacturers with substantially greater resources than the Company produce ice cream products similar to Mr. Cookie Face's products. Certain well known competitors with similar "novelty" ice cream products are Carvel (in the eastern United States), Colemans (in Pennsylvania), and Klondike's "Big Bear" square ice cream sandwich (nationwide). In addition, there are relatively few entry barriers to new manufacturers and/or products. Management believes that in addition to product quality and appearance, accessibility of retail "shelf" space, entry into new markets before competitors and advertising are major competitive factors. No assurances can be given that Mr. Cookie Face will be able to successfully compete.

Proposed Mr. Cookie Face Restaurant

     Mr. Cookie Face expects to open its first "Mister Cookie Face" restaurant in a Manalapan, New Jersey strip mall in May 1995. The restaurant, occupying approximately 2,000 square feet, will seat approximately 65 people and will offer a limited menu during lunch and dinner hours. In addition, it will sell Mr. Cookie Face products as well as other ice cream and dessert products such as sundaes and cakes for consumption on the premises as well as on a retail take-out basis. See Item 12 herein as to the sale of the furniture, fixtures and equipment at this restaurant to Mr. Cookie Face by a related party.

Trademark and Litigation

     Mr. Cookie Face filed an application with the United States Patent Office in 1992 to register the trademark "MISTER COOKIE FACE." On July 26, 1994, the application was granted and the trademark was registered. Mr. Cookie Face regards this trademark to be of material importance to its business.

Employees

     In addition to Frank Koenemund who devotes substantially all of his working time to Mr. Cookie Face's business as chief executive and chief marketing officer and president, two of the Company's executive officers also serve as executive officers of Mr. Cookie Face. Mr. Cookie Face also employs a plant manager, two full-time salaried salespersons and Mr. Koenemund's wife who performs administrative functions. Mr. Cookie Face's production operations are performed by production workers employed by an independent subcontractor. See "Ice Cream Operations - Production."


Item 2.   Description of Property

     The Company's executive and administrative offices are located in an approximately 4,000 square foot two story Company owned building of cinder block construction at 62 Broadway, Point
Pleasant Beach, New Jersey.

     Mr. Cookie Face produces its ice cream products from approximately 15,600 square feet of leased premises in Lakewood, New Jersey pursuant to a lease expiring in January, 1998. At present, Mr. Cookie Face has 24 ice cream dispensing machines, freezers and packaging equipment at the facility capable of producing approximately $20,000,000 of product sales annually (based on current pricing). Mr. Cookie Face management regards its current production equipment to be in good condition, reasonable wear and tear excepted.

     See Item 1 herein for a description of the Company's operating restaurants.


Item 3.   Legal Proceedings

     In October 1993, the Securities and Exchange Commission (the "Commission") issued a formal order of private investigation concerning the Company (HO-2781). The order alleges that members of the staff have reported information to the Commission which tends to show that certain persons, including persons associated with Chefs, and persons associated with broker dealer firms who make a market in Chefs' securities, may have, in connection with the offer, purchase, or sale of Chefs' securities, employed devices, schemes or artifices to defraud; obtained money or property by means of untrue statements of material facts or omissions to state material facts; or may have engaged in transactions, practices or courses of business which operate or would operate as a fraud upon other persons, including purchasers or sellers of Chefs' securities, in that, among other things, such persons may have engaged in a scheme to dominate, control and manipulate the market for Chefs' securities, and Chefs' registration statement may include untrue statements of material fact or omit to state material facts necessary in order to make the statements therein not misleading, concerning among other things, recent activity in the market for Chefs' securities, the market price for Chefs' securities, or the possible existence of a scheme to dominate, control and manipulate the market for Chefs' securities.

     The Commission deemed that if the alleged acts and practices were true, they would constitute possible violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 and be the possible basis for the issuance of a stop order pursuant to the Securities Act of 1933 suspending the effectiveness of the registration statement and therefore issued a formal order of private investigation with respect to these allegations. See Item 5 herein as to certain of the staff's specific factual concerns related to this investigation.

     The staff of the Commission is currently conducting the investigation as a result of which the effectiveness of the Company's Registration Statement on Form SB-2 (File No. 33-66936) is being delayed. Although management is unaware of any violations of law concerning recent activity in the market for Chefs' securities, the market price for Chefs' securities or the existence of a scheme to dominate, control or manipulate the market for Chefs' securities, the ongoing investigation has inhibited the Company's ability to obtain sufficient additional financing to adequately fund the growth of Mr. Cookie Face or to adequately fund the planned expansion of the Company's restaurant business. No assurances can be given that the Registration Statement will be declared effective or that the proposed public offering will be consummated upon completion of the investigation. Furthermore, management is unable to predict the long-term effect which this investigation will have on the Company or the market for its securities.


Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's security holders in the fourth quarter of fiscal year 1995.






























                         CHEFS INTERNATIONAL, INC.

                                  PART II


Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters


     The Common Stock is quoted in the over-the-counter market on the NASDAQ Small Cap System under the symbol "CHEF." The following table sets forth the range of high and low closing bid prices for the Common Stock for the periods indicated, as derived from reports furnished by the National Quotation Bureau, Inc. All such prices have been adjusted to give effect to the Company's one-for-three reverse stock split effected at the close of business on June 7, 1993. Such prices for periods prior to the split have been computed by multiplying the actual bid price by three. No assurances can be given that the actual bid prices for the Common Stock would have approximated the prices set forth in the table if the one-for-three reverse stock split had been in effect at the various periods set forth therein.

                               Bid Prices
                             (Adjusted for
          Quarter          Reverse Stock Split)
          Ended               High      Low

          May 2, 1993         $ .66     $ .57
          August 1, 1993      $6.00     $ .75
          October 31, 1993    $5.38     $3.88
          January 30, 1994    $4.25     $3.00

          April 29, 1994      $3.25     $1.75
          July 29, 1994       $1.75     $1.00
          October 28, 1994    $1.19     $ .38
          January 29, 1995    $1.44     $ .44

     The above quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. They do not necessarily represent actual transactions.

     See "Item 3 - Legal Proceedings" herein as to an investigation ordered by the Securities and Exchange Commission concerning among other items, trading in the Common Stock and the increase in the bid price for the Common Stock from a low of $.66 to a high of $6.00 in May and June 1993. The staff of the Commission has also expressed concerns about the involvement in such trading of certain broker-dealers who as selected dealers, were each expected to sell in excess of 25% of the securities to be offered in the proposed public offering to their customers. The Company is not aware of any violations of applicable law or rules with respect to such trading or with respect to the increase in the bid price for the Common Stock.

     At March 31, 1995, the number of record holders of the Common Stock was 7,844. Such number of record owners was determined from the Company's shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

     Pursuant to the Company's two-year revolving credit agreement with First Fidelity Bank entered into on February 25, 1994, the Company is restricted during the period any loans are outstanding under the agreement from paying dividends on any of its outstanding stock.


Item 6.   Management Discussion and
          Analysis or Plan of Operation

Results of Operations

     In fiscal 1995, the Company sustained a loss of $257,100 compared to a loss of $176,700 in fiscal 1994. The figures for 1995 included registration costs of $270,700 associated with the Company's September 1993 registration statement which were written off due to the ongoing investigation related to the registration statement. As a result of its inability to obtain funding from the proposed public offering, the Company was required to finance the planned Mister Cookie Face ("MCF") expansion, in part, through borrowings. As a result, additional interest expense of $101,600 was incurred. Sales rose 80% to $31,916,300 primarily due to the MCF expansion. Segment operating results are summarized below.

Restaurants

     Net income from restaurant operations in fiscal 1995 increased by 23% to $334,500 compared to $271,200 for fiscal 1994. Sales for 1995 were $16,043,700, an increase of $726,100 or 4.7% over 1994 sales of $15,317,600. The increase was due to increased customer counts (1.4% higher than 1994), as well as higher menu prices (3.3% higher).

     Gross profit for 1995 was 67% of sales, slightly less than 1994's 67.3%. Management offset higher costs by raising menu prices modestly and by attractively pricing higher margin items.

     Payroll and related expenses were 29.5% of sales in 1995 versus 29.1% in 1994. The main components of the increase were higher workers' compensation premiums and payroll tax costs. Other operating expenses were 21% of sales, essentially the same as in 1994. Depreciation and amortization costs were $36,000 higher in 1995, mainly as a result of asset purchases and restaurant improvements. General and administrative expenses were $7,300 lower in 1995 resulting from higher payroll and lower rental income offset by reduced health insurance costs.

     The gain of $76,467 from the sale of restaurants in fiscal 1995 resulted from the sale of the Company's Quakerbridge, New Jersey, LaCrepe liquor license and the early termination of the lease in September, 1994. The 1994 fiscal year gain of $71,318 resulted from the sale of the Company's Fort Myers, Florida property.

     Interest expense in the restaurant operations was $66,200 lower in 1995 due to debt reduction. The 1994 interest expense included the early pay-off of the Cocoa Beach, Florida restaurant mortgage. Interest income was $22,700 lower in fiscal 1995 due to reduced amounts of cash available for short-term investments.

     The Company operated a total of nine restaurants in both fiscal 1995 and 1994. During fiscal 1995, the Company sold the Quakerbridge, New Jersey restaurant and opened a new seafood restaurant in Belmar, New Jersey, under the name Jack Baker's Lobster Shanty. Management believes that the addition of the Belmar restaurant should have a positive effect on the restaurant division's overall results.

Mister Cookie Face ("MCF")

     MCF sustained a loss of $320,900 for fiscal 1995 compared to a loss of $447,900 for the seven months of operations during fiscal 1994. Sales increased by $13,477,800 to $15,872,600 during fiscal 1995. The increase was comprised of higher sales of $4,810,100 for the seven-month comparative period and $8,667,700 for the five additional months of operation in fiscal 1995. Expansion into new markets across the country, as well as successful promotions in existing markets, accounted for the increase in sales.

     Gross profit was 33% of sales in fiscal 1995 compared to 38.2% of sales in 1994. The increased cost of promotional price discounts given to supermarket chains was partially offset by a reduction in raw material costs. This was achieved through the use of additional suppliers and volume discounts. Additionally, MCF was able to raise its prices modestly in selective markets.

     Other operating expenses were 27.9% of sales in 1995 versus 34% in 1994. The improvement is due primarily to the large increase in sales volume. Depreciation and amortization expenses increased by $170,000 due to depreciation of equipment purchases and plant upgrades and the amortization of the excess fair value resulting from the Company's purchase of MCF. General and administrative expenses increased by $272,000 primarily due to the fact that MCF operated for five additional months during fiscal 1995.

     Interest expense increased by $132,000 in fiscal 1995 due to borrowings used to finance equipment acquisitions and for working capital needs and due to increases in the prime rate.

     Management believes that MCF should be able to maintain its sales volume, despite increased competition, by introduction of new products and expansion into new markets. Additionally, MCF will open its first Mister Cookie Face restaurant during May 1995. The restaurant will be located in a Manalapan, New Jersey strip mall and will offer a limited menu during lunch and dinner hours. In addition, the restaurant will sell ice cream products such as sundaes and cakes for consumption on the premises as well as on a retail take-out basis.

Liquidity and Capital Resources

     The Company's ratio of current assets to current liabilities was 1.45:1 at January 29, 1995 compared to 1.11:1 at January 30, 1994. Working capital was $1,195,200 at January 29, 1995, $908,700 more than at January 30, 1994. The increase was primarily due to net draws on the Company's $2,000,000 revolving line of credit amounting to $1,225,000, new equipment lease funding for MCF totalling $375,600, funds from a six-month $500,000 bank note used for MCF operations, and a new three-year bank loan of $150,000 used for the Belmar purchase, offset by capital expenditures of $967,300, acquisition of the Belmar, New Jersey liquor license and trade name for $250,000 and debt repayment of $1,294,200. Capital expenditures included outlays of $465,900 for restaurant improvements and equipment and $501,400 for MCF equipment and plant upgrades. During fiscal 1994, the Company incurred capital expenditures of $1,105,400; $742,300 for restaurant renovations, improvements and equipment and $363,100 for MCF equipment. Debt repayment in 1995 of $1,294,200 included scheduled debt repayment as well as repayment of the six-month $500,000 bank note. Fiscal 1994's debt repayment of $1,178,500 included the early pay-off of the Cocoa Beach mortgage of $854,700.

     Subsequent to the year ended January 29, 1995, the Company drew down an additional $200,000 from its revolving line of credit leaving available a balance of $575,000. Additionally, the Company has $350,000 available in a line of credit secured by the Toms River, New Jersey restaurant.

     Management anticipates that funds from operations, the $2,000,000 line and the $350,000 line will be sufficient to meet obligations in fiscal 1996 including routine capital expenditures. During fiscal 1996, management will be negotiating with the Company's bank to discuss pay-out terms of the revolving line of credit, the balance of which is due in February 1996. The expenditures necessary to open the planned MCF restaurant estimated at approximately $75,000 will be paid with existing cash. There are no additional major capital expenditures planned.

Inflation

     It is not possible for the Company to predict with any accuracy the effect of inflation upon the results of its operations in future years. The price of food is extremely volatile and projections as to its performance in the future vary and are dependent upon a complex set of factors. The Company is currently experiencing food cost increases due to higher seafood prices resulting from fishing quotas in New England.


Item 7.   Financial Statements

                   INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of Chefs International, Inc.
     Point Pleasant, New Jersey



          We have audited the accompanying consolidated balance sheet of Chefs International, Inc. and its subsidiaries as of January 29, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two fiscal years in the period ended January 29, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chefs International, Inc. and its subsidiaries as of January 29, 1995, and the consolidated results of their operations and their cash flows for each of the two fiscal years in the period ended January 29, 1995, in conformity with generally accepted accounting principles.







               MORTENSON AND ASSOCIATES, P. C.
                    Certified Public Accountants.

Cranford, New Jersey
March 22, 1995




CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF JANUARY 29, 1995.

Assets:
Current Assets:
  Cash and Cash Equivalents                                       $  1,408,957
  Investments                                                          100,000
  Accounts Receivable [Net of Allowance of $3,878]                     383,138
  Miscellaneous Receivables                                            128,675
  Inventories                                                        1,761,273
  Prepaid Expenses                                                      93,705

  Total Current Assets                                               3,875,748

Property, Plant and Equipment - At Cost                             19,065,295

Less:  Accumulated Depreciation                                      6,111,219

  Property, Plant and Equipment - Net                               12,954,076

Other Assets:
  Investments                                                          606,000
  Goodwill - Net                                                     3,528,859
  Liquor Licenses - Net                                                777,031
  Due from Employees                                                    12,529
  Deposits and Other Assets                                             49,575

  Total Other Assets                                                 4,973,994

  Total Assets                                                     $ 21,803,818


Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                                $  1,471,349
  Accrued Expenses                                                     524,021
  Notes and Mortgages Payable to Banks                                 333,000
  Other Liabilities                                                    258,920
  Capital Lease Obligations - Current                                   93,286

  Total Current Liabilities                                          2,680,576

Long-Term Debt:
  Notes and Mortgages Payable to Banks                               1,500,000
  Capital Lease Obligations - Long-Term                                275,141

  Total Long-Term Debt                                               1,775,141

Other Liabilities                                                       82,396

Commitments and Contingencies                                             --

Stockholders' Equity:
  Capital Stock - Common, $.01 Par Value, Authorized 50,000,000
   Shares; Issued and Outstanding 13,459,576                           134,595

  Additional Paid-in Capital                                        32,212,586

  Accumulated [Deficit]                                            (15,081,476)

  Total Stockholders' Equity                                        17,265,705

  Total Liabilities and Stockholders' Equity                      $ 21,803,818


See Notes to Consolidated Financial Statements.


CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    For the years ended
                                                January 29,     January 30,
                                                  1 9 9 5        1 9 9 4
Sales                                           $ 31,916,257 $ 17,712,293

Cost of Goods Sold                                15,920,043    6,485,019

  Gross Profit                                    15,996,214   11,227,274

Operating Expenses [Income]:
  Payroll and Related Expenses                     4,734,671    4,455,080
  Other Operating Expenses                         7,819,627    4,074,802
  Depreciation and Amortization                    1,241,949    1,036,010
  Suspended Registration Expenses                    270,750       --
  General and Administrative Expenses              2,125,045    1,860,207
  [Gain] on Sale of Restaurant                       (76,467)     (71,318)

  Total Operating Expenses                        16,115,575   11,354,781

  [Loss] from Operations                            (119,361)    (127,507)

Other Income [Expense]:
  Interest Expense                                  (210,586)    (144,725)
  Interest Income                                     72,817       95,568

  Total Other [Expense] - Net                       (137,769)     (49,157)

  [Loss] Before Income Taxes                        (257,130)    (176,664)

Income Tax Expense [Current]                           --           --

  Net [Loss]                                        (257,130)    (176,664)

  Net [Loss] Per Share                          $       (.02)  $     (.01)

See Notes to Consolidated Financial Statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                  Capital   Additional                   Total
                                       Number      Stock      Paid-in  Accumulated       Stockholders'
                                      of Shares   Par Value   Capital    [Deficit]       Equity
Balance - January 31, 1993           12,458,389  $124,584   $ 29,072,596  $ (14,647,682) $ 14,549,498
Common Stock Issued in Connection
   with Acquisition                   1,000,000    10,000      3,139,990     --             3,149,990

  Common Stock Issued -
  3:1 Split Fractional Shares             1,082        10         --         --                    10

  Net [Loss] for the Year                   --         --         --           (176,664)     (176,664)

Balance - January 30, 1994           13,459,471   134,594     32,212,586    (14,824,346) $ 17,522,834
 Common Stock Issued -
 3:1 Split Fractional Shares                105         1         --         --                     1

  Net [Loss] for the year                   --         --         --           (257,130)     (257,130)

Balance - January 29, 1995           13,459,576   $134,595   $32,212,586  $ (15,081,476) $ 17,265,705

See Notes to Consolidated Financial Statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    For the years ended
                                                January 29,     January 30,
                                                  1 9 9 5        1 9 9 4
Operating Activities:
  Net [Loss]                                    $  (257,130)   $  (176,664)
  Adjustments to Reconcile Net [Loss] to Net Cash
   Provided by Operating Activities:
   Depreciation and Amortization                  1,241,949      1,036,010
   Loss on Asset Disposals                            3,225        129,477
   Allowance for Doubtful Accounts                  (29,873)        22,005
   [Gain] on Sale of Restaurant                     (76,467)       (71,318)

  Change in Assets and Liabilities:
   [Increase] Decrease in:
    Inventories                                    (748,915)      (245,414)
    Prepaid Expenses                                 25,621        (26,477)
    Other Assets                                    246,948       (277,870)
    Accounts Receivable                            (124,790)       (81,545)
    Miscellaneous Receivable                        (28,571)        11,349

   Increase [Decrease] in:
    Accounts Payable                                143,238        446,341
    Accrued Expenses and Other Liabilities          110,550         94,290

   Total Adjustments                                762,915      1,036,848

   Net Cash - Operating Activities                  505,785        860,184

Investing Activities:
  Capital Expenditures                             (955,902)    (1,105,389)
  Proceeds from Sale of Restaurant                  211,273        895,897
  Payment Received on Mortgage Receivables            --           104,495
  Sale or Redemption of Investments                 347,000        297,000
  Purchase of Investments                          (460,000)      (146,000)
  Loans to Acquired Company Prior to Acquisition      --          (100,000)
  Purchase of Subsidiary - Cash Acquired              --            59,696
  Acquisition of Restaurant                        (267,008)         --

  Net Cash - Investing Activities                (1,124,637)         5,699

Financing Activities:
  Repayment of Debt                              (1,294,270)    (1,178,474)
  Proceeds from Debt                              2,250,618        245,000

  Net Cash - Financing Activities                   956,348       (933,474)

  Net Increase [Decrease] in Cash and
   Cash Equivalents                                 337,496        (67,591)


  Cash and Cash Equivalents - Beginning of Years  1,071,461      1,139,052

  Cash and Cash Equivalents - End of Years      $ 1,408,957 $    1,071,461

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the years for:
   Interest                                     $   202,400 $      139,536
   Income Taxes                                 $     --    $        6,500

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
  As of June 30, 1993, the Company acquired all of the outstanding common stock of Mister Cookie Face for 1,000,000 shares of its common stock in a business combination accounted for as a purchase. The purchase price of $3,150,000 exceeded the fair value of the net assets acquired by $3,056,626, which was recorded as cost in excess of fair value that is being amortized over 20 years under the straight-line method.

  During the year ending January 30, 1994, the Company acquired $139,052 of equipment which was financed through capital leases.




See Notes to Consolidated Financial Statements.


CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




[1] Summary of Significant Accounting Policies

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Segment Information - The Company is involved in two businesses, the restaurant business and the manufacturing and sale of ice cream products. The Company had nine restaurants in operation at January 29, 1995 and January 30, 1994. At January 29, 1995 and January 30, 1994, the Company had one manufacturing plant in operation.

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased. The Company has a significant portion of its cash in one bank, which at times may exceed federally insured limits.

Investments - Investments are separated between current and long-term based on maturity. These consist solely of certificates of deposit and are stated at cost, which approximates market value.

Inventories - Inventories consist of food, beverages and supplies for the restaurant operations and raw materials and finished goods for the ice cream manufacturing operation. Inventories are stated at the lower of cost [determined by the first-in, first-out method] or market.

Property, Plant and Equipment and Depreciation - Plant and equipment are carried at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the assets using the straight-line method. The costs of maintenance and repairs are expensed as incurred, whereas significant betterments and renewals are capitalized.

Goodwill - Goodwill represents cost in excess of fair value of property acquired and is being amortized over estimated useful lives ranging from 20 to 40 years under the straight-line method.

Management of the Company evaluates the periods of goodwill amortization to determine whether later events and circumstances warrant revised estimates of useful lives. Management also evaluates whether the carrying value of goodwill has become impaired. This evaluation is done by comparing the carrying value of goodwill to the value of projected discounted net cash flow from related operations

Liquor Licenses - Liquor licenses are being amortized over 40 years under the straight-line method.

[2] Inventories

Inventories consist of the following:

Raw Materials                                   $           539,159
Finished Goods                                            1,222,114

  Total                                         $         1,761,273

[3] Property, Plant and Equipment

The classification of property, plant and equipment together with their estimated useful lives is as follows:

                                        January 29,   Estimated
                                          1 9 9 5     Useful Life

Land                                   $ 2,335,026        N/A
Buildings and Improvements              12,531,683    20 - 40 Years
Leasehold Improvements                     886,210    Term of Lease
Furniture and Equipment                  2,699,873     5 - 10 Years
China, Glassware and Utensils              105,830         *
Equipment Held Under Capital Leases        506,673     5 - 10 Years

  Total                                $19,065,295

* Carried at original cost for each restaurant. All replacement purchases are charged to expense as incurred.

Accumulated depreciation for equipment held under capital leases was $76,163 at January 29, 1995, and the related depreciation expense was $53,126 and $12,990 for fiscal 1995 and 1994, respectively.

In June 1993, the Company sold a former restaurant located in Fort Myers, Florida for $896,000 resulting in a gain of $71,318. The net cash proceeds were used to pay off a mortgage on another restaurant owned by the Company.

In September 1994, the Company sold a former restaurant located in Quakerbridge, New Jersey for $211,273 resulting in a gain of $76,467.

[4] Intangible Assets

Intangible assets consist of:

                                                    Liquor
                                        Goodwill    Licenses

Cost                              $   4,123,453   $  987,307
Less:  Accumulated Amortization         594,594      210,276

  Net                             $   3,528,859   $  777,031

Amortization of goodwill is $178,445 and $111,427 for fiscal 1995 and 1994, respectively. Amortization of liquor licenses is $24,136 and $24,330 for fiscal 1995 and 1994.

[5] Notes and Mortgages Payable

Notes and mortgages payable as of January 29, 1995, are as follows:

Line of Credit, Due February 25, 1996, at prime plus
  1-1/8%, collateralized by all corporate assets  $        1,225,000

Note Payable, Due November 25, 1995, at prime plus
  1%, collateralized by real estate                          233,000

Note Payable, Due February 1, 1996 at prime,
  collateralized by real estate                              225,000

Note Payable, Due September 30, 1997 at prime plus
  1%, collateralized by real estate                          150,000

Total                                                      1,833,000
Less:  Current Portion                                       333,000

  Total Long-Term Debt                            $        1,500,000

Availability under the line of credit at January 29, 1995, was $775,000. The notes payable are due in periodic installments through the due dates. An additional $200,000 was borrowed subsequent to year end. The prime rate at January 29, 1995 was 8.5%.

The Company has an additional line of credit available which permits borrowings up to a maximum of $350,000 at the bank's base rate of interest plus 1%. The current line expires in June 1995. At January 29, 1995, there was no outstanding balance under this line.

Annual maturities of debt as of January 29, 1995, are as follows:

1996                                   $          333,000
1997                                            1,450,000
1998                                               50,000
1999                                                   --
2000                                                   --
Thereafter                                             --

  Total                                $        1,833,000

[6] Capital Lease Obligations

The Company leases machinery and equipment under capital leases expiring in 2000 Future minimum payments by the Company under capital leases consist of the following at January 29, 1995:

Payments Due in Fiscal:

            1996              $     121,834
            1997                    105,353
            1998                     91,404
            1999                     91,404
            2000                     24,254
            Thereafter                 --

            Total Minimum Lease
              Payments              434,249
            Amount Representing
              Interest               65,822

            Present Value of
              Minimum Lease Payment 368,427
            Less:  Current Portion   93,286

            Capital Lease
            Obligations - Long-Term$275,141

[7] Transactions with Related Parties

Mr. Robert E. Brennan, a principal stockholder of the Company, is the principal owner of a partnership known as Gourmet Associates, which leases the Vero Beach Restaurant to the Company. The lease for Vero Beach is on a month-to-month basis and requires monthly payments of $10,000. Total rent expense for Gourmet Associates was $120,000 for both fiscal 1995 and 1994.

[8] Operating Leases

The Company leases restaurant, office and storage facilities, and equipment under operating leases expiring at various times through the year 2000.

Minimum future rental payments under non-cancelable operating leases as of January 29, 1995, are as follows:

Year ending January

                                       1996    $     320,452
                                       1997          257,498
                                       1998          232,524
                                       1999          129,117
                                       2000          104,463
                                 Thereafter            --

               Total Minimum Future Rentals    $   1,044,054

Rent expense was $363,947 and $284,618 for fiscal 1995 and 1994, respectively.

[9] Earnings per Share

Earnings [loss] per share are based on weighted average number of shares outstanding of 13,459,576 and 13,010,156 for fiscal years 1995 and 1994, respectively. The effect of options or warrants is anti-dilutive.

[10] Stock Options

In June of 1982, the Company's Board of Directors adopted an incentive stock option plan for key employees which was subsequently approved by the Company's stockholders. All incentive options granted under the plan were intended to qualify as incentive stock options under Section 422A of the Internal Revenue Code. Under the plan, an aggregate of 166,667 shares of common stock were reserved for issuance. Options may be exercised over a period of ten years from the date of grant and expire in 1996 and 1999.

In October of 1994, the stockholders approved the grant of 650,000 options to four directors to purchase the Company's stock at $1.25 per share. The options are for five years.

The following is a summary of transactions:
                                         Shares Under Options
                                         1 9 9 5   1 9 9 4

Outstanding, beginning of year           156,334   156,334
Granted or Sold during the year          650,000     --
Cancelled during the year                 (1,000)    --
Exercised during the year                   --       --

  Outstanding, end of year [Option
  prices range from $.328 to 1.25]       805,334   156,334

[11] Income Taxes

Effective February 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes." Under Statement 109, the asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

At January 29, 1995, the Company has a deferral tax asset of approximately $4,677,694 which was offset by a valuation allowance of the same amount. The asset resulted from the availability of operating loss carryforwards and tax credits and temporary differences primarily caused by using different depreciation methods for financial reporting and income tax purposes of approximately $280,000.

The Company has available at January 29, 1995, operating loss carryforwards and unused investment credits expiring as follows:

   Year of                      Unused Operating    Unused
  Expiration                    Loss Carryforwards   Investment Credits

    1997                        $     --              $       80,672
    1998                             289,544                  71,197
    1999                           1,217,240                  23,103
    2000                           2,341,860                  27,682
    2001                           1,838,179                  23,634
    2002                           1,509,463                    --
    2003                           2,072,345                    --
    2004                           2,942,316                    --
    2005                             472,062                    --
    2009                             118,411                    --
    2010                             285,130                    --

      Totals                    $ 13,086,550          $      226,288

[12] 52-53 Week Year

The Company's year end is the last Sunday in January. The statements of operations are comprised of a 52-week year for fiscal 1995 and 1994.

[13] New Authoritative Pronouncements

The Financial Accounting Standards Board ["FASB"] has issued Statement of Financial Accounting Standards ["SFAS"] No. 107, "Disclosure about Fair Value of Financial Instruments", which the Company will adopt on January 28, 1996.
The FASB has also issued SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." While SFAS No. 119 primarily creates new disclosure requirements for derivative financial instruments which the Company does not trade in at this time, the technical disclosure amendments to SFAS No. 107 created by SFAS No. 119 will be implemented on January 28, 1996. The Company adopted SFAS No. 109, "Accounting for Income Taxes," on February 1, 1993. Since that implementation, the Financial Accounting Standards Board has issued eleven new authorative accounting pronouncements [SFASs]. These new pronouncements either do not apply to the Company, will be implemented on the effective date as mentioned previously, or will be implemented when the Company engages in applicable transactions, such as making investments in certain debt and equity securities, at which time the Company will implement SFAS No. 115. None of these applicable accounting pronouncements is anticipated to have a material impact on the Company's financial statements.

[14] Acquisition

On July 14, 1993, the Company acquired Mister Cookie Face for 1,000,000 shares of its common stock as of June 30, 1993, in a business combination accounted for as a purchase. The purchase price of $3,150,000 exceeded the fair value of the net assets acquired by $3,056,626, which will be amortized over 20 years under the straight-line method. The results of operations of Mister Cookie Face, Inc. are included in the consolidated statements of operations from July 1, 1993 onward.

On October 28, 1994, the Company purchased a liquor license and tradename from a restaurant in New Jersey. The purchase price of $267,008 exceeded the fair value of the assets acquired by $117,008, which is being amortized over 20 years under the straight-line method.

[15] Capital Transactions

On June 8, 1993, the Company effected a one-for-three reverse stock split of its outstanding common stock, .01 par value, without changing the par value of the common stock. All share data has been adjusted to reflect this change.

[16] Registration Statement and SEC Investigation

In September 1993, the Company filed a registration statement which was subsequently suspended by the Securities and Exchange Commission pending completion of an investigation which is still ongoing. The Company incurred approximately $270,750 in registration costs which were written-off in fiscal 1995.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


                         CHEFS INTERNATIONAL, INC.

                                 PART III


Item 9. Directors and Executive Officers, Promoters and Control Persons, Compliance with Section
          16(a) of the Exchange Act

     The following table sets forth certain information with respect to each of the directors and executive officers of the
Company:

     Name                Age  Office

Anthony Papalia           37  President, Treasurer, Chief
                              Executive Officer, Chief Financial
                              Officer and Director

James Fletcher            64  Vice President and Director

Martin W. Fletcher        42  Secretary and Director

Frank Koenemund           51  Director

Jack Mariucci             55  Director
____________
   (a) James Fletcher is the father of Martin Fletcher.

     The Company does not have an Executive Committee. The term of office of each director and executive officer expires when his successor is elected and qualified. Executive officers are elected by and hold office at the discretion of the Board of Directors.

     The following is a brief account of the business experience of each director and executive officer of the Company during the past five years.

     Anthony Papalia has been continuously employed by the Company for the preceding five years. He has served as a manager of various New Jersey Lobster Shanty restaurants and as an area supervisor. Mr. Papalia, who was elected senior vice president and a director of the Company in September, 1985 and president and treasurer in March, 1988, is currently devoting all of his working time to the business of the Company. In July 1993, he was elected an executive officer and a director of Mr. Cookie Face.

     James Fletcher was elected a vice president of the Company on February 10, 1978 and a director in December, 1978. In April, 1980 Mr. Fletcher became general manager of the Company's Florida seafood restaurants. He is currently devoting all of his working time to the business of the Company.

     Martin Fletcher has been continuously employed by the Company for the preceding five years in various capacities. He has served as general manager of the Company's Toms River, New Jersey Lobster Shanty, as area supervisor for its Florida west coast restaurants, as assistant controller, since September, 1987 as controller and since March 1988 as secretary and a director of the Company. He is currently devoting all of his working time to the business of the Company. In July 1993, he was elected an executive officer and a director of Mr. Cookie Face.

     Frank Koenemund was principally engaged from 1988 through 1991 as a principal of Thin's Inn and Thin N'Creamy, two New Jersey entities packaging and selling diet cookies in various United States markets. Since February 1992, Mr. Koenemund has been principally engaged as sole owner and as an executive officer of Mr. Cookie Face which was acquired by the Company in July 1993, at which time, he was elected a director of the Company. He currently devotes all of his working time to the business of the Company.

     Jack Mariucci was principally engaged for more than the past five years and until October 1994 as Executive Vice President and Executive Creative Director of DDB Needham Worldwide - New York. DDB Needham is a global advertising agency with offices in cities throughout the world. Mr. Mariucci was also a member of the New York Management Board of DDB Needham. Since October 1994, Mr. Mariucci has been principally engaged as an independent marketing consultant. He was elected a director of the Company in July 1993.

Compliance with Section 16 (a) of the Exchange Act

     Based solely upon a review of Forms 3 and 4 and on representations that no Forms 5 were required, the Company believes that with respect to fiscal 1995, all Section 16(a) filing requirements applicable to its officers, directors and beneficial owners of more than 10% of its equity securities were timely complied with except for late filings made in fiscal 1995 by Messrs. Papalia, Martin Fletcher, Koenemund and Mariucci with respect to stock options authorized at the Company's annual meeting of stockholders held on October 3, 1994.


Item 10.  Executive Compensation

     The following table sets forth information concerning the compensation paid or accrued by the Company during the three fiscal years ended January 29, 1995 to its Chief Executive Officer as well as to any other executive officer of the Company or a subsidiary who earned at least $100,000 during fiscal 1995. During the three-year period ended January 29, 1995, the Company did not grant any restricted stock awards or have any long-term incentive plan in effect. The Company maintains a Supplemental Employee Benefit Program for its officers, supervisors, restaurant managers and assistant managers paying annual contributions ranging from $1,000 to $2,000 per individual. The Program provides life insurance death benefits, disability income benefits and retirement income benefits. James Fletcher is not covered under this Program but the Company has agreed if he remains in its employ until age 65 and leaves such employ at any time thereafter, the Company will pay him $20,000 annually for the ten year period following such termination of employment or until his death, if he dies prior thereto. The Company partially funds this obligation with an insurance policy paying an annual premium of approximately $5,000.

                        SUMMARY COMPENSATION TABLE

                              Annual Compensation


Name and            Fiscal                        Other Annual
Principal Position  Year      Salary    Bonus     Compensation

Anthony Papalia     1995      $110,600  $-0-      $-0-
  President and     1994      $107,139  $-0-      $-0-
  Chief Executive   1993      $ 97,439  $-0-      $-0-
  Officer

Frank Koenemund     1995      $100,000  $-0-      $-0-
 Chief Executive    1994      $ 84,878  $-0-      $-0-
 Officer of MCF     1993        --      $-0-      $-0-

                         Long-Term
                         Compensation

                                     Restric-
                                     ted              All
Name and            Fiscal  Options  Stock     LTIP   Other
Principal Position  Year    SARs     Awards    Payouts Compensation

Anthony Papalia     1995    162,500*    0      $-0-    $-0-
  President and     1994     -0-        0      $-0-    $-0-
  Chief Executive   1993     -0-        0      $-0-    $-0-
  Officer

Frank Koenemund     1995    162,500*    0      $-0-    $-0-
 Chief Executive    1994     -0-        0      $-0-    $-0-
 Officer of MCF     1993     -0-        0      $-0-    $-0-
_________
  *Each exercisable to purchase one share of Common Stock at $1.25 per share.

Employment Agreement

     None of the executive officers of Chefs or any of its subsidiaries has an employment contract except for Frank Koenemund who in connection with the Company's acquisition of Mr. Cookie Face in July 1993, executed an approximately four and one-half year employment contract with Mr. Cookie Face (through January 31, 1998) agreeing to serve as president and chief executive officer and to devote at least 90% of his working time to such duties. Pursuant to the employment contract, Mr Koenemund is compensated at an annual salary of $100,000 and is also entitled to an annual bonus equal to the following percentages of Mr. Cookie Face's pre-tax income (excluding extraordinary items) provided that no losses from any fiscal period will be carried over to reduce profits in any other fiscal period.

     MCF Pre-Tax Income            Percentage Bonus

On amounts up to $1,000,000             10%
On amounts in excess of $1,000,000
  but not in excess of $2,000,000       7.5%
On amounts in excess of $2,000,000
  but not in excess of $3,000,000       5%
On amounts in excess of $3,000,000      2.5%

Stock Options

     On November 18, 1986, the Company's Board of Directors granted Incentive Stock Options ("ISOs") exercisable to purchase an aggregate 36,334 shares of Chefs's Common Stock at $.375 per share, pursuant to the Company's 1982 Incentive Stock Option Plan (the "Plan") to 27 employees including three officers. The options are exercisable until ten years after the Date of Grant but only by the employee (or his estate in the event of death). The Company's three present executive officers each were granted options to purchase 1,667 shares. On November 18, 1986, the closing bid price for the Company's common stock on the NASDAQ system was $.375.
None of such options have been exercised to date and an aggregate 20,667 of such options have been cancelled due to terminations of employment.

     On November 3, 1989, the Company's Board of Directors granted additional ISOs, identical in form and exercisable to purchase an aggregate 146,334 shares of Common Stock at $.328125 per share (equal to the mean between the closing bid price and the closing asked price for the Common Stock on NASDAQ on November 2, 1989), pursuant to the Plan, to ten employees including three officers. Anthony Papalia, James Fletcher and Martin W. Fletcher were granted 36,667, 20,000 and 33,000 of these options, respectively. None of such options have been exercised to date and an aggregate 6,664 of such options have been cancelled due to terminations of employment.

     On August 1, 1994 pursuant to the recommendation of the Compensation Committee, Chefs' Board of Directors authorized the grant to four key members of management of stock options exercisable to purchase an aggregate 650,000 shares of Common Stock, subject to stockholder approval. The options are each exercisable over a term of five years from the date of stockholder approval at an exercise price of $1.25 per share (the last sales price for the Common Stock on the NASDAQ Small-Cap System on July 29, 1994, the last trading day prior to the date of grant). Each option is non-transferable (except on death) and is exercisable by the optionee only while serving as an officer, director or employee of the Company or one of its subsidiaries. The grant of each of said options was approved by stockholders at Chefs' annual meeting of stockholders held on October 3, 1994. The optionees and the number of shares issuable upon exercise of the options granted to such optionees are as follows:

          Optionee                      Number of Shares

     Anthony Papalia                         162,500
      (President, Treasurer, CEO,
       CFO and Director)

     Martin Fletcher                         162,500
      (Secretary and Director)

     Frank Koenemund                         162,500
      (President of Mr. Cookie Face
       subsidiary and Director)

     Jack Mariucci                           162,500
      (Director)

     No stock options have been exercised during the three fiscal years ended January 29, 1995. The Company's ISO Plan terminated in August 1992.

     The following table illustrates information concerning stock option grants made during fiscal 1995 to each of the executive officers named in the "Summary Compensation Table."

                       Option Grants in Fiscal 1995

                                   Percent of
               Number of Shares    Total Options
               of Common Stock     Granted to     Exercise  Expir-
               Underlying          "Employees"    Price     ation
     Name      Options Granted     in Fiscal Year Per Share Date

Anthony Papalia     162,500             33%       $1.25     10/3/99

Frank Koenemund     162,500             33%       $1.25     10/3/99

     The following tables sets forth certain information concerning unexercised options for each of the executive officers named in the "Summary Compensation Table." No options were exercised in fiscal 1995.

                    1995 Fiscal Year-End Options Values

               Number of Unexercised Options
               at 1995 Fiscal Year-End

                                             Value of
                                             Unexercised
                                             In-The-Money
     Name      Exercisable    Unexercisable  Options at 1/29/95(1)

Anthony Papalia   38,334           -0-       $11,302.27
                 162,500           -0-         -0-(2)

Frank Koenemund  162,500           -0-         -0-(2)
____________
     (1) Based upon the difference between the closing bid price for the Common Stock in the over-the-counter market on the last trading day preceding January 29, 1995 and the option exercise prices.
     (2) The option exercise price exceeded the over-the-counter market price referred to in footnote (1).

     The foregoing table does not include stock options granted by the Company's principal stockholder to purchase shares of Common
Stock owned by him.  See "Item 12 - Certain Relationships and
Related Transactions."

Directors' Compensation

     Directors who are not employees of the Company or its subsidiaries are compensated at a monthly rate of $1,500.


Item 11.  Security Ownership of Certain
          Beneficial Owners and Management

     The following table sets forth information as of March 31, 1995 with respect to their ownership of Chefs' Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of Chefs' outstanding Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all directors and executive officers as a group. The percentages have been calculated on the basis of treating as outstanding for a particular holder, all shares of Chefs' Common Stock outstanding on said date and all shares of Common Stock issuable to such holder in the event of exercise or conversion of outstanding options, warrants and convertible securities owned by such holder at said date which are exercisable or convertible within 60 days of such date.

                         Shares of
Name and Address of      Common Stock        Percentage
Beneficial Owner         Beneficially Owned  Ownership

Directors*

Anthony Papalia          1,200,834(1)         9%
James Fletcher              22,667(2)        --
Martin Fletcher            697,167(3)         5%
Frank Koenemund          2,662,500(4)        20%
Jack Mariucci              412,500(5)         3%

All executive officers
and directors as a group
(five persons)           4,995,688(1)(2)(3)(4)(5)      35%

Other

Robert E. Brennan        5,299,667(6)        39%
50 Broadway
New York, New York 10004
____________
*The address of each executive officer and director is c/o the Company, 62 Broadway, Point Pleasant Beach, New Jersey 08742.

     (1) Includes 200,834 shares issuable upon exercise of stock options granted by the Company and 1,000,000 shares issuable upon exercise of options granted by Robert E. Brennan to purchase shares of Chefs' Common Stock owned by him. See "Item 12 - Certain Relationships and Related Transactions".
     (2) Includes 21,667 shares issuable upon exercise of stock options granted by the Company.
     (3) Includes 197,167 shares issuable upon exercise of stock options granted by the Company and 500,000 shares issuable upon exercise of options granted by Robert E. Brennan to purchase shares of Chefs' Common Stock owned by him. See "Item 12 - Certain Relationships and Related Transactions."
     (4) Includes 162,500 shares issuable upon exercise of stock options granted by the Company, 1,000,000 shares of Chefs' Common Stock issued in connection with the July 1993 acquisition of Mr. Cookie Face and 1,500,000 shares issuable upon exercise of options granted by Robert E. Brennan to purchase shares of Chefs' Common Stock owned by him. See "Item 12 - Certain Relationships and Related Transactions."
     (5) Includes 162,500 shares issuable upon exercise of stock options granted by the Company and 250,000 shares issuable upon exercise of options granted by Robert E. Brennan to purchase shares of Chefs' Common Stock owned by him. See "Item 12 - Certain Relationships and Related Transactions."
     (6) Includes 3,250,000 shares subject to options granted by Robert E. Brennan to four of the five directors of the Company.
See "Item 12 - Certain Relationships and Related Transactions."

     Robert E. Brennan through his stock ownership may be deemed the controlling stockholder of the Company. However if the options he has granted to Messrs. Papalia, Martin Fletcher, Koenemund and Mariucci to purchase an aggregate 3,250,000 shares of his Chefs' Common Stock are exercised in full, the management group of Messrs. Papalia, Fletcher, Koenemund and Mariucci would to the best of management's knowledge, based on the present number of outstanding shares, collectively comprise the largest single ownership group of Chefs' Common Stock.


Item 12.  Certain Relationships and Related Transactions

     Robert E. Brennan is a principal stockholder of the Company as well as the owner of Gourmet Associates ("Gourmet") which has leased the Vero Beach, Florida Lobster Shanty restaurant to the Company since 1979. During the Company's two most recently completed fiscal years and at present, the lease has been and continues to be a month to month "net" lease at a monthly rental of $10,000 with the Company also paying personal property taxes and insurance thereunder. Management regards this lease to be advantageous to the Company.

     On July 23, 1993, Robert E. Brennan, granted options to purchase an aggregate of 3,250,000 of his approximately 5,800,000 shares of Chefs Common Stock to Messrs. Koenemund, Papalia and Martin Fletcher and to Jack Mariucci who became a Chefs' director on July 14, 1993. The options granted are as follows:

                    No. of    Option    Expiration
Optionees           Shares    Price     Date

Frank Koenemund     750,000   $5.50     7/23/95
                    750,000   $8.00     7/23/96
Anthony Papalia     500,000   $5.50     7/23/95
                    500,000   $8.00     7/23/96
Martin Fletcher     250,000   $5.50     7/23/95
                    250,000   $8.00     7/23/96
Jack Mariucci       125,000   $5.50     7/23/95
                    125,000   $8.00     7/23/96

     The options granted to Messrs. Koenemund, Papalia and Fletcher are exercisable solely while the optionee is employed by the Company and/or a Company subsidiary and the options granted to Mr. Mariucci are exercisable only while he is a director of the Company. If all 3,250,000 options are exercised, the management group of Messrs. Papalia, Fletcher, Koenemund and Mariucci would to the best of management's knowledge, based on the present number of outstanding shares, collectively comprise the largest single ownership group of Chefs' Common Stock.

     In February 1995, Mr. Cookie Face agreed to purchase certain furniture, fixtures and equipment at a restaurant operated by a corporation wholly-owned by Frank Koenemund in a strip mall in Manalapan, New Jersey for $125,000. Chefs' management is of the opinion that the replacement cost of such furniture, fixtures and equipment approximated $125,000. Mr. Koenemund represented that his approximate cost for same two and three years prior was also $125,000. Mr. Cookie Face entered into a five-year lease for the premises through January 31, 2000 to operate its first Mister Cookie Face restaurant at such location at an annual rental initially at approximately $32,000 and reducing to an annual rental in the last year of $26,700. The restaurant is expected to open in May 1995. See "Item 1 - Business - Ice Cream Operations."

Parents of the Company

     Assuming non-exercise of the above described options, Anthony Papalia, chief executive and chief financial officer of the Company and Robert E. Brennan, the beneficial owner of 39% of the Company's outstanding Common Stock may be deemed the "parents" or controlling persons of the Company as that term is defined under the Securities Act of 1933.


Item 13.  Exhibits and Reports on Form 8-K

3.1       Certificate of Incorporation of the Company, as amended(A)

3.2       By-Laws of the Company, as amended(A)

4.1       Specimen Common Stock Certificate(A)

10.1      Monmouth Mall Shopping Center Lease(A)

10.2      Quaker Bridge Mall Lease(A)

10.3      Acquisition Agreement as of June 30, 1993 between the
          Company and Frank Koenemund concerning the acquisition of Mr. Cookie Face(B)

10.4      Employment Agreement as of June 30, 1993 between Mr.
          Cookie Face and Frank Koenemund(B)

10.5 Revolving Credit Agreement dated February 25, 1994 between the Company and First Fidelity Bank, National
          Association(C)

10.6      Acquisition Agreement dated April 8, 1994 between the
          Company and Evelyn's Fish Market, Inc. for the acquisition of "Evelyn's" restaurant in Belmar, N.J.(C)

10.7 Lease Agreement dated September 29, 1995 between Evelyn's Associates and Chefs International, Inc. for "Lobster
          Shanty" restaurant in Belmar, New Jersey.

22 Subsidiaries - The following table indicates the wholly owned subsidiaries of the Company, their respective states of incorporation, and (except for Mister Cookie
          Face, Inc.) the restaurants operated by each

                         State of
Name                     Incorporation  Restaurants

Chefs International      Florida        Lobster Shantys -
  Palm Beach, Inc.                      Vero Beach and Jensen
                                        Beach, Florida

Kev, Inc.                New Jersey     Lobster Shanty -
                                        Pt. Pleasant Beach,
                                        New Jersey

Robbins Parkway          New Jersey     Lobster Shanty - Toms
  Realty Co., Inc.                      River, New Jersey

Hightstown REB, Inc.     New Jersey     Lobster Shanty -
                                        Hightstown, New Jersey

Mister Cookie Face,Inc.  New Jersey
____________
     (A) Incorporated by reference to exhibit filed with the Company's Registration Statement on Form SB-2 (File no. 33-66936)
     (B) Incorporated by reference to exhibit filed with the Company's current report on Form 8-K for July 23, 1993
     (C) Incorporated by reference to exhibit filed with the Company's annual report on Form 10-KSB for the fiscal year ended January 30, 1994

     The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended January 29, 1995.



                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)                  Chefs International, Inc.



By                            /s/Anthony Papalia
                              Anthony C. Papalia, President

Date                          April 27, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



By/s/Anthony Papalia               By/s/Frank Koenemund
  Anthony C. Papalia, Principal      Frank Koenemund, Director
  executive, financial and
  accounting officer and director  Date April 27, 1995

Date April 27, 1995



By/s/Martin Fletcher               By/s/Jack Mariucci
  Martin Fletcher, Director          Jack Mariucci, Director

Date April 27, 1995                Date April 27, 1995



By/s/James Fletcher
  James Fletcher, Director

Date April 27, 1995