Form 10KSB/A
CHEFS INTERNATIONAL INC
filed 1995-05-24
CIK 201424

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                               _____________

                               FORM 10-KSB/A
                               _____________

                    AMENDMENT TO APPLICATION OR REPORT
                 FILED PURSUANT TO SECTION 12, 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                         CHEFS INTERNATIONAL, INC.
          [Exact name of registrant as specified in its charter]

                      Commission File Number: 0-8513

                              AMENDMENT NO. 1


     The undersigned registrant hereby amends the following items of its Annual Report on Form 10-KSB for the fiscal year ended
January 29, 1995 as set forth in the pages attached hereto:

     Part III, Item 13. Exhibit 10.7  Lease Agreement dated
September 29, 1995 between Evelyn's Associates and the Registrant for the "Lobster Shanty" restaurant in Belmar, New Jersey.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CHEFS INTERNATIONAL, INC.
                                     [Registrant]



Date: May 24, 1995            By:/s/Anthony Papalia
                                 Anthony Papalia
                                 President (Principal Executive
                                 Officer, Principal Financial
                                 Officer, Principal Accounting
                                 Officer)






<TEXT/>