Form 10QSB
period 1995-04-30
CHEFS INTERNATIONAL INC
filed 1995-06-14
CIK 201424

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                FORM 10-QSB


(Mark One)
(X)QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934
               For the quarterly period ended APRIL 30, 1995

                                    OR

(  )TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934
    For the transition period from _________________ to _______________

                       Commission file number 0-8513

                         CHEFS INTERNATIONAL, INC.

          (Exact name of registrant as specified in its charter)

             DELAWARE                               22-2058515
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

               62 Broadway, Point Pleasant Beach, NJ   08742
                 (Address of principal executive offices)

(Registrant's telephone number, including area code)           (908) 295-0350



(Former name, former address and former fiscal year, if changes since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days.
Yes   X .    No      .

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court.   Yes    .  No      .

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                     Outstanding Shares at    June 8, 1995
Common Stock, $.01 par value                           13,459,576






                         CHEFS INTERNATIONAL, INC.

                                 I N D E X





PART I  FINANCIAL INFORMATION                            PAGE NO.

        Consolidated Balance Sheet -                      1 - 2
        April 30, 1995

        Consolidated Statements of Operations -            3
        Three Months Ended April 30, 1995 and
        May 1, 1994

        Consolidated Statements of Cash Flows -          4 - 5
        Three Months Ended April 30, 1995 and
        May 1, 1994

        Notes to Consolidated Financial Statements          6

        Management's Analysis of Three Months' Income    7 - 8
        Statement


PART II OTHER INFORMATION                                   9






                      PART I  - FINANCIAL INFORMATION



CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEET AS OF APRIL 30, 1995 (UNAUDITED)



Assets:
Current Assets:
 Cash and Cash Equivalents                                  $ 1,017,199
 Investments                                                    100,000
 Accounts Receivable [Net of Allowance of $47,818]            1,405,668
 Miscellaneous Receivables                                      122,527
 Inventories                                                  1,973,174
 Prepaid Expenses                                               116,162

 Total Current Assets                                         4,734,730

Property, Plant and Equipment - At Cost                      19,440,128

Less: Accumulated Depreciation                                6,390,705

 Property, Plant and Equipment - Net                         13,049,423

Other Assets:
 Investments                                                    606,000
 Goodwill - Net                                               3,483,150
 Liquor Licenses - Net                                          770,860
 Due from Employees                                              27,947
 Deposits and Other Assets                                       66,946

 Total Other Assets                                           4,954,903

 Total Assets                                               $22,739,056

Liabilities and Stockholders' Equity:

Current Liabilities:
 Accounts Payable                                            $1,770,432
 Accrued Expenses                                               871,253
 Notes and Mortgages Payable to Banks                         1,893,000
 Other Liabilities                                              200,812
 Due to Related Parties                                         120,000
 Capital Lease Obligations - Current                             95,438

 Total Current Liabilities                                    4,950,935

Long-Term Debt:
 Notes and Mortgages Payable to Banks                           100,000
 Capital Lease Obligations - Long-Term                          249,917

 Total Long-Term Debt                                           349,917

Other Liabilities                                                82,396

Commitments and Contingencies                                       -

Stockholders' Equity:
 Capital Stock - Common, $.01 Par Value, Authorized 50,000,000
   Shares; Issued and Outstanding 13,459,576                    134,595

 Additional Paid-in Capital                                  32,212,586

 Accumulated [Deficit]                                      (14,991,373)

 Total Stockholders' Equity                                  17,355,808

 Total Liabilities and Stockholders' Equity                 $22,739,056




CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                   Three Months Ended
                                             April 30, 1995   May 1, 1994

Sales                                          $  8,499,726 $   7,555,507

Cost of Goods Sold                                4,073,364     3,715,307

 Gross Profit                                     4,426,362     3,840,200

Operating Expenses [Income]:
 Payroll and Related Expenses                     1,305,777     1,144,421
 Other Operating Expenses                         2,009,955     1,960,621
 Depreciation and Amortization                      332,626       299,989
 General and Administrative Expenses                653,589       533,771

 Total Operating Expenses                         4,301,947     3,938,802

 Income [Loss] from Operations                      124,415       (98,602)

Other Income [Expense]:
 Interest Expense                                   (57,535)      (41,153)
 Interest Income                                     23,223        16,953

 Total Other [Expense] - Net                        (34,312)      (24,200)

 Income [Loss] Before Income Taxes                   90,103      (122,802)

 Income Tax Expense [Current]                        -                   -

 Net Income [Loss]                                   90,103      (122,802)

 Net Income [Loss] Per Share                            .01          (.01)

Weighted Average Shares                          13,459,576    13,459,502






CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                   Three Months Ended
                                             April 30, 1995   May 1, 1994

Operating Activities:
 Net Income [Loss]                          $        90,103 $   (122,802)
 Adjustments to Reconcile Net Income [Loss] to Net Cash
    Provided by Operating Activities:
    Depreciation and Amortization                   332,626      299,989
    Allowance for Doubtful Accounts                  43,940       37,199

 Change in Assets and Liabilities:
    [Increase] Decrease in:
      Inventories                                  (211,901)    (825,136)
      Prepaid Expenses                              (22,457)     (39,453)
      Other Assets                                  (32,789)      85,655
      Accounts Receivable                        (1,066,470)    (955,545)
      Miscellaneous Receivable                        6,148      (35,867)

 Increase [Decrease] in:
      Accounts Payable                              299,083      850,149
      Accrued Expenses and Other Liabilities        409,124       49,999

 Total Adjustments                                 (242,696)    (533,010)

 Net Cash - Operating Activities                   (152,593)    (655,812)

Investing Activities:
 Capital Expenditures                              (376,093)    (422,155)
 Sale or Redemption of Investments                      ---      100,000

 Net Cash - Investing Activities                   (376,093)    (322,155)

Financing Activities:
 Repayment of Debt                                 (563,072)    (170,688)
 Proceeds from Debt                                 700,000    1,531,445

 Net Cash - Financing Activities                    136,928    1,360,757

 Net Increase [Decrease] in Cash and
    Cash Equivalents                               (391,758)     382,790


 Cash and Cash Equivalents - Beginning of Years   1,408,957    1,071,461

 Cash and Cash Equivalents - End of Quarter  $    1,017,199 $  1,454,251

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the quarter for:
    Interest                                 $       46,876 $     32,385



Supplemental Disclosures of Non-Cash Investing and Financing Activities:
As of June 30, 1993, the Company acquired all of the outstanding common stock of Mister Cookie Face for 1,000,000 shares of its common stock in a business combination accounted for as a purchase. The purchase price of $3,150,000 exceeded the fair value of the net assets acquired by $3,056,626. Such amount was recorded as cost in excess of fair value and is being amortized over 20 years under the straight-line method.

During the year ending January 30, 1994, the Company acquired $139,052 of equipment which was financed through capital leases.


The accompanying notes are an integral part of these financial statements.


CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1: BASIS OF PRESENTATION

        The financial information included herein is unaudited, however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results of the interim period.

        The results of operations for the three month periods ended April 30, 1995 and May 1, 1994 are not necessarily indicative of the results to be expected for the full year.

NOTE 2: EARNINGS PER SHARE

        Earnings per share have been computed based on the weighted average of outstanding common shares.

NOTE 3: INCOME TAXES

        Effective January 1, 1993, the Company adopted FAS 109 "Accounting for Income Taxes." The Company has a deferred tax asset of approximately $4,677,700 arising from net operating loss carry forwards. However, due to the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carry forwards, an allowance of $4,677,700 has been established to offset this asset. The effect of adoption on current and prior financial statements is immaterial.

NOTE 4: ACQUISITION

        On July 23, 1993 (as of June 30, 1993), the Company acquired Mister Cookie Face ["MCF"] for 1,000,000 shares of its common stock in a business combination accounted for as a purchase. The purchase price of $3,150,000 exceeded the fair value of the net assets acquired by $3,056,626. Such amount is being amortized over 20 years under the straight-line method.

NOTE 5: PUBLIC OFFERING

        The Company is currently in registration for a public offering of 1,000,000 units consisting of two shares of Common Stock and two Warrants. (An additional 150,000 units have been reserved for issuance pursuant to the Underwriter's Overallotment Option). The Company's registration statement is pending before the SEC and is currently the subject of an investigation by the Staff of the SEC with regard to trading in the Company's Common Stock in May and June, 1993 and the increase in the market price for the Common Stock during such period. Management has informed the Staff that it is not aware of any violations of applicable law or rules with respect to such trading or increase in market price.


CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

MANAGEMENT'S ANALYSIS OF THREE MONTH INCOME STATEMENT

RESULTS OF OPERATIONS

 For the quarter ended April 30, 1995, the Company had income of $90,100 compared to a loss of $122,800 for the same period last year. Sales rose 12% to $8,499,700 primarily due to increased sales at the Company's ice cream sandwich manufacturing subsidiary, Mister Cookie Face ("MCF"). Segment operation results are summarized below.

Restaurants

 Restaurant operations sustained a loss of $75,200 for the quarter ended April 30, 1995 compared to income of $24,100 for 1994. Sales for the first quarter were $4,139,600, an increase of $300,600 or 7.8% over 1994 first quarter sales of $3,839,000. A majority of the increase resulted from the addition of the Belmar, New Jersey, Lobster Shanty. The restaurant, opened in November 1994, had sales of $383,800 for the quarter. Last year's sales included $124,600 for the Quakerbridge, New Jersey, LaCrepe restaurant, which was closed in September, 1994. For the eight restaurants that operated during the comparative periods, sales were $41,400 higher this year. The addition of Belmar will raise the restaurant division's costs on a percentage basis due to the higher costs inherent with operating the Company's seafood restaurants versus the LaCrepe concept. However, the Belmar location will also contribute a greater sales volume and should have a positive effect on the restaurant division's overall results.

 Gross profit for the first quarter was 66.5% of sales, essentially the same as 1994's 66.6%. The reason for the slight decrease is that the Belmar restaurant had a lower gross profit margin than the Quakerbridge LaCrepe restaurant.

 Payroll and related expenses were 31.2% of sales versus 29.8% in 1994. The Belmar restaurant, because of higher payroll costs attributed to the opening of this restaurant, was a major factor in the increase. Additionally, higher workers' compensation premiums and payroll tax costs contributed to the increase. Other operating costs were 22.1% of sales, a slight increase over 1994 first quarter's 21.6%. Promotional and other opening costs at Belmar were the main components of the increase. Depreciation and amortization costs were $14,000 higher during the first quarter this year, primarily as a result of asset purchases and restaurant improvements. General and administration expenses were $50,000 higher this year primarily resulting from higher health insurance and payroll costs.

Interest expense was $3,000 higher during this year's first quarter due to the three-year $150,000 bank loan used for the Belmar purchase and a higher prime rate versus 1994. Interest income was $6,000 higher this year due to higher interest rates available for short-term investments.


Mister Cookie Face ("MCF")

 MCF realized income of $165,300 for the first quarter ended April 30, 1995, compared to a loss of $146,900 in 1994. Sales increased by $643,600 to $4,360,000 for the first quarter. Promotions in existing markets and expansion into new markets account for the increase.

 Gross profit was 38.4% of sales this year compared to 34.5% last year. A reduction in raw material costs more than offset higher promotional price discounts given to supermarket chains resulting in an overall lower cost of goods sold.

 Other operating costs were 25% of sales in 1995 compared to 30.5% in 1994.
The improvement is largely due to the sales volume increase and lower slotting fees (fees paid to supermarket chains for retail shelf space).
Slotting fees are lower this year due to introduction of fewer new products. Depreciation and amortization expenses increased by $18,300 due to plant equipment purchases, plant upgrades incurred in 1994 and equipment purchases and improvements incurred at the Mister Cookie Face restaurant which opened in May. General and administrative expenses increased by $69,900 primarily due to increased payroll and plant utility costs.

Interest expense increased by $18,400 due to borrowings on the two-year revolving line of credit secured in February 1994 used to fund the planned MCF expansion in lieu of a public offering which was halted by the SEC in September of 1993.

Subsequent to April 30, 1995 the first Mister Cookie Face Restaurant opened for business in a strip mall in Manalapan, New Jersey. Customer feedback has been positive which is reflected in increasing weekly sales volume.


Liquidity and Capital Resources

 The Company's ratio of current assets to current liabilities was .96:1 at April 30, 1995, compared to 1.45:1 at January 29, 1995. Working capital decreased by $1,411,300 during the first quarter primarily due to profits offset by capital expenditures of $376,000 and an increase in short-term debt of $1,500,000. The largest component of the debt increase is the reclassification of the two-year, $2,000,000 revolving credit line, which
matures in February 1996, from long-term to short-term.   Preliminary
discussions with bank officials have been favorable as to a conversion of the line to a term loan payable over several years. During the first quarter of 1994, working capital increased by $1,125,000 primarily as a result of draws from the $2,000,000 revolving credit line amounting to $1,225,000 and new capital lease funding of $306,400 offset by capital expenditures totaling $420,200 and debt repayment of $135,600.

 During the first quarter ended April 30, 1995, the Company's $350,000 line of credit secured by the Toms River, New Jersey restaurant was renewed. At April 30, 1995, the available balance was $350,000. Additionally, management secured a six month $500,000 bank note which was used to reduce the balance of the $2,000,000 revolving credit line. Available funds remaining under the $2,000,000 revolving credit line were $1,075,000 at April 30, 1995.

 Subsequent to the period ending April 30, 1995, an additional $100,000 was drawn from the $2,000,000 revolving credit line for MCF working capital needs.

 Management anticipates that funds from operations and the two lines of credit will be sufficient to meet obligations throughout the balance of fiscal 1996, including routine capital expenditures.


Inflation

 It is not possible for the Company to predict with any accuracy the effect of inflation upon the results of its operations in future years. The price of food is extremely volatile and projections as to its performance in the future vary and are dependent upon a complex set of factors. The Company is currently experiencing food cost increases due to higher seafood prices resulting from fishing quotas in New England and higher produce prices due to Midwest floods.

PART II - OTHER INFORMATION - none


                                 SIGNATURE


Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              CHEFS INTERNATIONAL, INC.



                                              /s/Anthony C. Papalia
                                              ANTHONY C. PAPALIA
                                              Principal Financial Officer



DATED: June 14, 1995