Form 10KSB/A
period 1995-01-29
CHEFS INTERNATIONAL INC
filed 1995-07-28
CIK 201424

July 25, 1995



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

     Re:  Chefs International, Inc.
          '34 Act File No. 0-8513

Gentlemen:

     Chefs International, Inc. (the "Registrant") has filed an Amendment No. 1 on Form 10-KSB/A to its annual report on Form 10-KSB for the year ended January 29, 1995. The Division of Enforcement has commenced an investigation regarding certain matters related to the Registrant. The Registrant and management are not in possession of all facts with respect to the matters under investigation. However, the Registrant hereby acknowledges the following:

     The adequacy and accuracy of the disclosure in the filing is the responsibility of the
     Registrant. The Registrant acknowledges that staff comment or changes in response to staff comment in the proposed disclosure in the Annual Report on Form 10-KSB for the period ended January 29, 1995, as amended, do not foreclose the Commission from taking any action with respect to the filing. The Registrant also represents that staff comment may not be asserted as a defense in any proceeding initiated by the Commission or any person under the federal securities laws of the United States.

     Concerning the staff's letter of comment dated June 29, 1995, all numbered comments have been responded to except as follows:

#1   The Company did not acquire any restaurants from Robert E. Brennan
within the past        ten years.

#11 The escrowed shares in connection with the Mr. Cookie Face acquisition were not accounted for as contingent consideration but rather were recorded initially as outstanding securities due to managements's determination that the achievement of the target net revenues, given the requirement that the ice cream operation be provided $5,000,000 in funding, was beyond a reasonable doubt. As such, the escrowed shares were not considered to be contingent consideration.
     Mr. Koenemund's compensation subsequent to the acquisition is at $100,000 per year with an incentive bonus on pre-tax profits of the following amounts:

     Amount up to $1,000,000              10%
     Amount in excess of $1,000,000 but not in
          excess of $2,000,000                7.5%
     Amount in excess of $2,000,000 but not in
          excess of $3,000,000                  5%
     Amount in excess of $3,000,000           2.5%

     Management considers Mr. Koenemund's compensation to be adequate.




                                   Very truly yours,

                                   CHEFS INTERNATIONAL, INC.



                                   By /s/Anthony Papalia
                                        Anthony Papalia, President




                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                               _____________

                               FORM 10-KSB/A
                               _____________

                    AMENDMENT TO APPLICATION OR REPORT
                 FILED PURSUANT TO SECTION 12, 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                         CHEFS INTERNATIONAL INC.
          [Exact name of registrant as specified in its charter]

                      Commission File Number: 0-8513

                              AMENDMENT NO. 1


     The undersigned registrant hereby amends the following items of its Annual Report on Form 10-KSB for the fiscal year ended
January 29, 1995 as set forth in the pages attached hereto:

     Part I, Item 1.     Business

     Part II, Item 6.    Management's Discussion and Analysis or
                         Plan of Operation

     Part II, Item 7.    Financial Statements

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CHEFS INTERNATIONAL INC.
                                     [Registrant]



Date: July 25, 1995           By:/s/Anthony Papalia
                                 Anthony Papalia
                                 President (Principal Executive
                                 Officer, Principal Financial
                                 Officer, Principal Accounting
                                 Officer)

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

Lobster Shanty Restaurants

     Vero Beach, Florida - This restaurant, consisting of approximately 6,900 square feet, is free standing in Vero Beach, Florida approximately 100 yards off U.S. Highway #60 on the intracoastal waterway. It opened in December, 1979 pursuant to a lease from Gourmet Associates ("Gourmet") owned by Robert E. Brennan, the principal stockholder of the Company. The lease is currently a month to month "net" lease at a monthly rental of $10,000 with the Company paying personal property taxes and insurance thereunder. Management believes that the terms of this lease agreement are comparable to those which would have been obtainable from unaffiliated sources.

     Gourmet had purchased the property for $700,000 in April, 1979 by making a $200,000 down payment and issuing its $500,000 promissory note for the balance, payable with 9 1/2% annual interest over 18 years secured by a first mortgage. Gourmet expended approximately $315,000 in extensions and improvements to the facility as well as for equipment therein prior to leasing this restaurant to the Company.

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

     The purchase price for the stock of the two corporations was $3,370,000 increased by an amount equal to certain additional assets available at the closing, primarily cash and receivables totalling $414,029 and decreased by indebtedness under various bank notes, recapture taxes and other liabilities paid by the Company leaving a net balance of $2,655,239. The Company paid $289,671 in cash at the closing and issued two $1,182,784 promissory notes, one to each seller, for the balance. Each note was secured by a mortgage on the restaurants and was payable in 240 consecutive monthly installments with interest computed on the unpaid balance at an annual rate of 12%. In addition, the Company paid a $130,000 sales commission to the unaffiliated real estate broker involved in the transaction, Skakandy & Associates, Inc., by delivering its check for $60,000 and its ten year note for the $70,000 balance.

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

Seasonal Aspects

     During its first full year of operation after acquisition by the Company, Mr. Cookie Face experienced its greatest sales volume during the period from May through August, which management believes is typical in the industry for sales of ice cream products.
Competition

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

Employees

     In addition to Frank Koenemund who devotes substantially all of his working time to Mr. Cookie Face's business as chief executive and chief marketing officer and president, two of the Company's executive officers, Anthony Papalia and Martin Fletcher also serve as executive officers of Mr. Cookie Face. Messrs. Papalia and Fletcher, who had no prior association with Mr. Cookie Face, were elected officers of Mr. Cookie Face at the time of its acquisition by the Company in July 1993. Mr. Cookie Face also employs a plant manager, two full-time salaried salespersons and Mr. Koenemund's wife who performs administrative functions. Mr. Cookie Face's production operations are performed by production workers employed by an independent subcontractor. See "Ice Cream Operations - Production."

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

     Payroll and related expenses were 29.5% of sales in 1995 versus 29.1% in 1994. The main components of the increase were higher workers' compensation premiums and payroll tax costs. The Company's restaurant servers and busboys are the only employees who earn the minimum wage. In view of the fact that the bulk of such individuals are employed in the Company's New Jersey operations and that New Jersey's minimum wage is almost 20% higher than the federal minimum wage, management does not believe that an increase in the federal minimum wage requirement would adversely impact operations in a material way.

     Other operating expenses were 21% of sales, essentially the same as in 1994. Depreciation and amortization costs were $36,000 higher in 1995, mainly as a result of asset purchases and restaurant improvements. General and administrative expenses were $7,300 lower in 1995. The main components of the decrease included a reduction in group health insurance costs of $40,300 resulting from a very good year of low medical claims versus premiums paid, offset by reduced rental income of $26,200 due to the sale of the Ft. Myers, Florida restaurant the previous year and an increase in payrolls and related expenses of $62,300 resulting from pay increases and addition of supervisory personnel.

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

     Other operating expenses were 27.9% of sales in 1995 versus 34% in 1994. The improvement is due primarily to the large increase in sales volume. Depreciation and amortization expenses increased by $170,000 due to depreciation of equipment purchases and plant upgrades and the amortization of the excess fair value resulting from the Company's purchase of MCF. General and administrative expenses increased by $272,000 primarily due to the fact that MCF operated for five additional months during fiscal 1995. None of the executive officers of the Company or any of its subsidiaries has an employment contract except for Frank Koenemund who in connection with the Company's acquisition of Mr. Cookie Face in July 1993, executed an approximately four and one-half year employment contract with Mr. Cookie Face (through January 31, 1998) agreeing to serve as president and chief executive officer and to devote at least 90% of his working time to such duties. Pursuant to the employment contract, Mr Koenemund is compensated at an annual salary of $100,000 and is also entitled to an annual bonus equal to the following percentages of Mr. Cookie Face's pre-tax income (excluding extraordinary items) provided that no losses from any fiscal period will be carried over to reduce profits in any other fiscal period.

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

     Management believes that MCF should be able to maintain its sales volume, despite increased competition, by introduction of new products and expansion into new markets. MCF is currently in the process of introducing new products including Club Pack (a 12-pack of three flavor varieties of large ice cream sandwiches designed for club stores such as the Price Club and Sams) and Feature Flavor (a variety of six-packs designed to minimize the impact of slotting fees as instead of paying a slotting fee for each flavor, MCF pays only for the "feature flavor"). MCF is currently producing these products and attempting to market them. MCF has also expanded its geographic market through sales in Alabama to the Winn Dixie chain and in Texas to H.E. Butt Company. Additionally, MCF will open its first Mister Cookie Face restaurant during May 1995. The restaurant will be located in a Manalapan, New Jersey strip mall and will offer a limited menu during lunch and dinner hours. In addition, the restaurant will sell ice cream products such as sundaes and cakes for consumption on the premises as well as on a retail take-out basis.
Liquidity and Capital Resources

     The Company's ratio of current assets to current liabilities was 1.45:1 at January 29, 1995 compared to 1.11:1 at January 30, 1994. Working capital was $1,195,200 at January 29, 1995, $908,700 more than at January 30, 1994. Net cash flows from financing activities were $956,000 resulting from net bank borrowings while investing activities were a negative $1,124,600 resulting from capital expenditures and the acquisition of a restaurant offset by proceeds from the sale of another restaurant. Capital expenditures included outlays of $465,900 for restaurant improvements and equipment and $501,400 for MCF equipment and plant upgrades. Net cash from operating activities was $505,800. Material changes in operating assets included a $749,000 increase in inventories primarily due to the increased sales volumes at MCF, a $246,000 decrease in other assets due primarily to the use of fiscal 1994 deposits totaling $120,000 to complete capital expenditures in fiscal 1995 and $136,000 worth of registration costs related to the September 1993 registration costs which were carried as an asset at January 30, 1994 pending resolution of the SEC investigation. The material change in operating liabilities was an increase in accounts payable and accrued expenses of $253,000 due primarily to an increase in sales volume in the restaurants in January 1995 versus January 1994 resulting in additional payables and expenses. In fiscal 1994 net cash flows from financing activities were a negative $933,400 resulting from net debt repayment, including the early pay-off of the Cocoa Beach mortgage of $854,700 while investing activities were $5,700 resulting primarily from proceeds of the sale of a restaurant and mortgage receivable payments off-set by capital expenditures. Capital expenditures included $742,300 for restaurant renovations, improvements and equipment and $363,100 for MCF equipment. Net cash from operating activities was $860,100. Material changes in operating assets and liabilities included an increase in inventories of $245,400 due to the addition of MCF, and an increase in other assets of $277,800 resulting from deposits on MCF equipment and prepaid registration costs and an increase of $540,600 in accounts payable and accrued expenses due to the addition of MCF.

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



               MORTENSON AND ASSOCIATES, P. C.
                    Certified Public Accountants.

Cranford, New Jersey
March 22, 1995




CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF JANUARY 29, 1995.



Assets:
Current Assets:
  Cash and Cash Equivalents                                   $ 1,408,957
  Investments                                                     100,000
  Accounts Receivable [Net of Allowance of $3,878]                383,138
  Miscellaneous Receivables                                       128,675
  Inventories                                                   1,761,273
  Prepaid Expenses                                                 93,705

  Total Current Assets                                          3,875,748

Property, Plant and Equipment - At Cost                        19,065,295

Less:  Accumulated Depreciation                                 6,111,219

  Property, Plant and Equipment - Net                          12,954,076

Other Assets:
  Investments                                                     606,000
  Goodwill - Net                                                3,528,859
  Liquor Licenses - Net                                           777,031
  Due from Employees                                               12,529
  Deposits and Other Assets                                        49,575

  Total Other Assets                                            4,973,994

  Total Assets                                                $21,803,818

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                            $ 1,471,349
  Accrued Expenses                                                524,021
  Notes and Mortgages Payable to Banks                            333,000
  Other Liabilities                                               258,920
  Capital Lease Obligations - Current                              93,286
 Total Current Liabilities                                      2,680,576

Long-Term Debt:
  Notes and Mortgages Payable to Banks                          1,500,000
  Capital Lease Obligations - Long-Term                           275,141

  Total Long-Term Debt                                          1,775,141

Other Liabilities                                                  82,396

Commitments and Contingencies                                        --

Stockholders' Equity:
  Capital Stock - Common, $.01 Par Value, Authorized 50,000,000
  Shares; Issued and Outstanding 13,459,576                       134,595

  Additional Paid-in Capital                                   32,212,586

  Accumulated [Deficit]                                       (15,081,476)

  Total Stockholders' Equity                                   17,265,705

  Total Liabilities and Stockholders' Equity                  $21,803,818



See Notes to Consolidated Financial Statements.





CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    For the years ended
                                                January 29,       January 30,
                                                  1 9 9 5           1 9 9 4

Sales                                           $31,916,257    $  17,712,293

Cost of Goods Sold                               15,920,043        6,485,019

Gross Profit                                     15,996,214       11,227,274

Operating Expenses [Income]:
  Payroll and Related Expenses                    4,734,671        4,455,080
  Other Operating Expenses                        7,819,627        4,074,802
  Depreciation and Amortization                   1,241,949        1,036,010
  Suspended Registration Expenses                   270,750            --
  General and Administrative Expenses             2,125,045        1,860,207
  [Gain] on Sale of Restaurant                      (76,467)         (71,318)

  Total Operating Expenses                       16,115,575       11,354,781

  [Loss] from Operations                           (119,361)        (127,507)

Other Income [Expense]:
  Interest Expense                                 (210,586)        (144,725)
  Interest Income                                    72,817           95,568

  Total Other [Expense] - Net                      (137,769)         (49,157)

  [Loss] Before Income Taxes                       (257,130)        (176,664)

Income Tax Expense [Current]                          --                --

  Net [Loss]                                       (257,130)        (176,664)

  Net [Loss] Per Share                          $      (.02)      $     (.01)


See Notes to Consolidated Financial Statements.



CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                         Capital      Additional                      Total
                                             Number       Stock       Paid-in       Accumulated       Stockholders'
                                           of Shares    Par Value     Capital       [Deficit]         Equity
Balance - January 31, 1993                 12,458,389  $  124,584    $ 29,072,596  $(14,647,682)     $14,549,498
Common Stock Issued in Connection
   with Acquisition                         1,000,000      10,000       3,139,990         --           3,149,990

  Common Stock Issued - 3:1 Split
  Fractional Shares                             1,082          10          --             --                  10

  Net [Loss] for the Year                         --           --          --          (176,664)        (176,664)

Balance - January 30, 1994                 13,459,471     134,594      32,212,586   (14,824,346)     $17,522,834

Common Stock Issued - 3:1 Split
 Fractional Shares                                105           1          --             --                   1

  Net [Loss] for the year                         --           --          --          (257,130)        (257,130)

Balance - January 29, 1995                 13,459,576 $   134,595    $ 32,212,586  $(15,081,476)     $17,265,705



See Notes to Consolidated Financial Statements.


CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 For the years ended
                                                          January 29,          January 30,
                                                           1 9 9 5             1 9 9 4
Operating Activities:
  Net [Loss]                                         $     (257,130) $            (176,664)
  Adjustments to Reconcile Net [Loss] to Net Cash
   Provided by Operating Activities:
   Depreciation and Amortization                          1,241,949              1,036,010
   Loss on Asset Disposals                                    3,225                129,477
   Allowance for Doubtful Accounts                          (29,873)                22,005
   [Gain] on Sale of Restaurant                             (76,467)               (71,318)

  Change in Assets and Liabilities:
   [Increase] Decrease in:
                         Inventories                       (748,915)              (245,414)
                        Prepaid Expenses                     25,621                (26,477)
                        Other Assets                        246,948               (277,870)
                         Accounts Receivable               (124,790)               (81,545)
                       Miscellaneous Receivable             (28,571)                11,349

   Increase [Decrease] in:
                         Accounts Payable                   143,238                446,341
   Accrued Expenses and Other Liabilities                   110,550                 94,290

   Total Adjustments                                        762,915              1,036,848

   Net Cash - Operating Activities                          505,785                860,184

Investing Activities:
  Capital Expenditures                                     (955,902)            (1,105,389)
  Proceeds from Sale of Restaurant                          211,273                895,897
  Payment Received on Mortgage Receivables                       --                104,495
  Sale or Redemption of Investments                         347,000                297,000
  Purchase of Investments                                  (460,000)              (146,000)
  Loans to Acquired Company Prior to Acquisition                 --               (100,000)
  Purchase of Subsidiary - Cash Acquired                         --                 59,696
  Acquisition of Restaurant                                (267,008)                  --

  Net Cash - Investing Activities                        (1,124,637)                 5,699

Financing Activities:
  Repayment of Debt                                      (1,294,270)            (1,178,474)
  Proceeds from Debt                                      2,250,618                245,000

  Net Cash - Financing Activities                           956,348               (933,474)

  Net Increase [Decrease] in Cash and
   Cash Equivalents                                         337,496                (67,591)


  Cash and Cash Equivalents - Beginning of Years          1,071,461                139,052

  Cash and Cash Equivalents - End of Years      $         1,408,957 $            1,071,461

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the years for:
   Interest                                     $           202,400 $            139,536
   Income Taxes                                 $                -- $              6,500

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

Segment information for the year ended January 29, 1995 is as follows:

                                                  Ice Cream
                                   Restaurants     Products       Total

Sales                       $        16,043,702 $ 15,872,555    $ 31,916,257
Operating Income [Loss]                 170,468    (289,829)        (119,361)
Assets                               16,317,017    5,486,801      21,803,818
Depreciation and Amortization           940,435      301,514       1,241,949
Capital Expenditures                    420,160      535,742         955,902

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

Management of the Company evaluates the periods of goodwill amortization to determine whether later events and circumstances warrant revised estimates of useful lives. Management also evaluates whether the carrying value of goodwill has become impaired. This evaluation is done by comparing the carrying value of goodwill to the value of projected discounted net cash flow from related operations. Impairment, if any, is measured by the amount the carrying value of goodwill exceeds the projected discounted net cash flows.

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

[3] Property, Plant and Equipment

The classification of property, plant and equipment together with their estimated useful lives is as follows:

                                        January 29,   Estimated
                                          1 9 9 5     Useful Life

Land                                   $  2,335,026        N/A
Buildings and Improvements               12,531,683    20 - 40 Years
Leasehold Improvements                      886,210    Term of Lease
Furniture and Equipment                   2,699,873     5 - 10 Years
China, Glassware and Utensils               105,830         *
Equipment Held Under Capital Leases         506,673     5 - 10 Years

  Total                                $ 19,065,295

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

[6] Capital Lease Obligations

The Company leases machinery and equipment under capital leases expiring in 2000. Future minimum payments by the Company under capital leases consist of the following at January 29, 1995:

Payments Due in Fiscal:

                                       1996    $     121,834
                                       1997          105,353
                                       1998           91,404
                                       1999           91,404
                                       2000           24,254
                                 Thereafter             --

               Total Minimum Lease Payments          434,249
               Amount Representing Interest           65,822

     Present Value of Minimum Lease Payment          368,427
                     Less:  Current Portion           93,286

   Capital Lease Obligations - Long-Term       $     275,141

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

Pro forma information is as follows:
                                            Years ended
                                   January 30,    January 31,
                                    1 9 9 4       1 9 9 3

Sales                             $18,863,374     $15,877,005

[Loss] Before Extraordinary Item  $  (159,443)    $   (90,115)

Net [Loss]                        $  (159,443)    $   (18,478)

Earnings [Loss] Per Share         $      (.01)    $     --

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