Form 10QSB
period 1995-07-30
CHEFS INTERNATIONAL INC
filed 1995-09-13
CIK 201424

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                FORM 10-QSB


(Mark One)
( X  ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
               For the quarterly period ended JULY 30, 1995

                                    OR

(    ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
    For the transition period from _________________ to _______________

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

                   Class                Outstanding Shares at September 8, 1995
Common Stock, $.01 par value                            13,459,576





                         CHEFS INTERNATIONAL, INC.

                                 I N D E X





PART I  FINANCIAL INFORMATION                            PAGE NO.

        Consolidated Balance Sheet -                      1 - 2
        July 30 , 1995

        Consolidated Statements of Operations -            3
        Six Months Ended July 30, 1995 and
        July 31, 1994

        Consolidated Statements of Cash Flows -          4 - 5
        Six Months Ended July 30, 1995 and
        July 31, 1994

        Notes to Consolidated Financial Statements          6

        Management's Analysis of Six Months' Income      7 - 9
        Statement


PART II OTHER INFORMATION                                  10





                      PART I  - FINANCIAL INFORMATION




CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF JULY 30, 1995 (UNAUDITED)



Assets:
Current Assets:
 Cash and Cash Equivalents                                 $  1,649,137
     Investments                                                100,000
 Accounts Receivable [Net of Allowance of $31,776]            1,238,372
 Miscellaneous Receivables                                      192,649
 Inventories                                                  2,309,999
 Prepaid Expenses                                               113,233

 Total Current Assets                                      $  5,603,390

Property, Plant and Equipment - At Cost                    $ 19,609,268

Less: Accumulated Depreciation                                6,683,163

 Property, Plant and Equipment - Net                       $ 12,926,105

Other Assets:
 Investments                                               $    606,000
 Goodwill - Net                                               3,437,442
 Liquor Licenses - Net                                          765,033
 Due from Employees                                              26,340
 Deposits and Other Assets                                       67,820

 Total Other Assets                                        $  4,902,635

 Total Assets                                              $ 23,432,130




Liabilities and Stockholders' Equity:
Current Liabilities:
 Accounts Payable                                          $ 1,842,068
 Accrued Expenses                                            1,063,304
 Notes and Mortgages Payable to Banks                        1,723,000
 Other Liabilities                                             176,532
 Due to Related Parties                                        120,000
 Capital Lease Obligations - Current                            95,897

 Total Current Liabilities                                 $ 5,020,801

Long-Term Debt:
 Notes and Mortgages Payable to Banks                      $    87,500
 Capital Lease Obligations - Long-Term                         226,363

 Total Long-Term Debt                                      $   313,863

Other Liabilities                                          $    82,396

Commitments and Contingencies                                     ---

Stockholders' Equity:
 Capital Stock - Common, $.01 Par Value, Authorized
 50,000,000 Shares; Issued and Outstanding 13,459,576      $   134,595

 Additional Paid-in Capital                                 32,212,586

 Accumulated [Deficit]                                     (14,332,111)

 Total Stockholders' Equity                                $18,015,070

 Total Liabilities and Stockholders' Equity                $23,432,130



The accompanying notes are an integral part of these financial statements.



CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                  Six Months Ended                   Three Months Ended
                           July 30, 1995     July 31, 1994    July 30, 1995     July 31, 1994

Sales                     $18,911,096        $19,196,822      $10,411,368       $11,641,315

Cost of Goods Sold          9,195,274          9,862,452        5,121,910         6,147,145

  Gross Profit            $ 9,715,822        $ 9,334,370      $ 5,289,458       $ 5,494,170
Operating Expenses:
  Payroll and
  Related Expenses        $ 2,787,192        $ 2,462,038      $ 1,481,415       $ 1,317,617

  Other Operating
  Expenses                  4,137,511          4,347,750        2,102,555         2,387,129

  Depreciation and
  Amortization                677,733            609,871          345,107           309,882

  General and
  Administrative Expenses   1,293,581          1,122,286          664,992           588,515

  Total Operating
  Expenses                $ 8,896,017        $ 8,541,945      $ 4,594,069       $ 4,603,143

  Income from Operations  $   819,805        $   792,425      $   695,389       $   891,027

Other Income [Expense]:
  Interest Expense        $  (116,209)       $   (98,495)     $   (58,674)      $   (57,342)
  Interest Income              45,769             32,811           22,547            15,858

  Total Other
  [Expense] - Net         $   (70,440)       $   (65,684)     $   (36,127)      $   (41,484)

  Income Before
   Income Taxes           $   749,365        $   726,741      $   659,262       $   849,543

  Income Tax
    Expense [Current]           ---                ---              ---               ---

  Net Income              $   749,365        $   726,741      $   659,262       $   849,543

  Net Income Per Share    $       .06        $       .05      $       .05       $       .06

Weighted Average Shares    13,459,576         13,459,502       13,459,576        13,459,502

The accompanying notes are an integral part of these financial statements.




CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                    Six Months Ended
                                             July 30, 1995        July 31, 1994
   Operating Activities:
   Net Income                                $   749,365          $   726,741
   Adjustments to Reconcile
           Net Income to Net Cash
      Provided by Operating Activities:
      Depreciation and Amortization          $    677,733         $   609,871
      Allowance for Doubtful Accounts              27,898             105,861

   Change in Assets and Liabilities:
      [Increase] Decrease in:
        Inventories                              (548,726)           (904,521)
        Prepaid Expenses                          (19,528)           (104,242)
        Other Assets                              (32,056)             84,543
        Accounts Receivable                      (883,132)         (1,495,711)
        Miscellaneous Receivable                  (63,974)            (47,949)

   Increase [Decrease] in:
        Accounts Payable                          370,719             753,894
        Accrued Expenses and
              Other Liabilities                   576,895             179,386

   Total Adjustments                         $    105,829         $  (818,868)

   Net Cash - Operating Activities           $    855,194         $   (92,127)

Investing Activities:
   Capital Expenditures                      $   (546,347)        $  (566,978)
   Sale or Redemption of Investments                ---                 ---

   Net Cash - Investing Activities           $   (546,347)        $  (566,978)

Financing Activities:
   Repayment of Debt                         $   (968,667)        $(1,119,346)
   Proceeds from Debt                             900,000           2,600,618

   Net Cash - Financing Activities           $    (68,667)        $ 1,481,272


Net Increase [Decrease] in Cash and
      Cash Equivalents                       $    240,180         $   822,167


   Cash and Cash Equivalents -
        Beginning of Years                   $  1,408,957         $ 1,071,461


   Cash and Cash Equivalents -
        End of Quarter                       $  1,649,137         $ 1,893,628


Supplemental Disclosures of Cash Flow Information:
   Cash paid during the quarter for:
      Interest                               $    107,537         $    88,149






The accompanying notes are an integral part of these financial statements.



CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1:  BASIS OF PRESENTATION

         The financial information included herein is unaudited, however, such information reflects all adjustments(consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results of the interim period.

         The results of operations for the six month periods ended July 30, 1995 and July 31, 1994 are not necessarily indicative of the results to be expected for the full year.


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


NOTE 5:  PUBLIC OFFERING

         In August 1993, the Company filed a registration statement for a public offering of 1,000,000 units consisting of two shares of Common Stock and two Warrants. (An additional 150,000 units were reserved for issuance pursuant to the Underwriter's Overallotment Option). The Company's registration statement is currently the subject of an investigation by the Staff of the SEC with regard to, among other matters, trading in the Company's Common Stock in May and June, 1993 and the increase in the market price for the Common Stock during such period. Management has informed the Staff that it is not aware of any violations of applicable law or rules with respect to such trading or increase in market price.


MANAGEMENT'S ANALYSIS OF SIX  MONTH INCOME STATEMENT


RESULTS OF OPERATIONS

   For the six months ended July 30, 1995, the Company had sales of $18,911,100 a decrease of $285,700 versus the same period in 1994. For the quarter ended July 30, 1995, sales were $10,411,400, $1,229,900 less than last year. Company profits were $749,400 and $659,300 for the six months and quarter respectively compared to $726,700 and $849,500 for the same periods last year. Segment operating results are summarized below.


Restaurants

   Restaurant sales were $9,248,800 for the six months and $5,109,100 for the second quarter compared to $8,704,500 and $4,865,500 for the comparable periods in 1994. The Company operated nine restaurants during the comparable periods. However, 1995 sales included the Belmar, New Jersey, Lobster Shanty restaurant which opened in November 1994, while 1994 sales included the Quakerbridge, New Jersey, LaCrepe, which was sold in September 1994. The Belmar restaurant had sales of $923,100 for six months and $539,300 for the quarter ended July 30, 1995 while the Quakerbridge restaurant had 1994 sales of $246,500 and $121,900 respectively. For the eight restaurants that operated during the comparative periods, sales were $132,400 lower for the more recent six month period and $173,800 lower for the quarter ended July 30, 1995. A majority of the decreases resulted from poor weather at the New Jersey shore during June.

   Restaurant operations had net earnings of $304,000 for the six months ended July 30, 1995 compared to net earnings of $545,500 for the same period in 1994. For the quarter, net earnings were $379,200 in 1995 compared to $521,300 last year.

   Gross profit was 67% of sales for the six month period and 67.3% for the quarter compared to 67.2% and 67.6% respectively for the 1994 periods. The slight decrease is due primarily to increases in the cost of seafood. Management did raise menu prices modestly to offset some of the higher costs.

   Payroll and related expenses were 29.3% of sales for six months and 27.8% for the quarter compared to 28.3% and 27.1% last year. The increase resulted from wage increases, higher payroll taxes and workers compensation rates, and the effect of lower sales at restaurants that operated during the comparable periods. Other operating expenses were 20.3% of sales for six months and 19.3% for the quarter compared to 19.8% and 18.4% last year. The major components of the increase were higher advertising and promotional expenses including opening costs at Belmar and higher paper and packaging costs resulting from nationwide paper increases. Depreciation and amortization costs increased by $27,800 and $13,600 respectively for the six months and quarter compared to last year, primarily as a result of asset purchases and restaurant improvements. General and administrative costs were $145,200 higher for the six months and $97,900 higher for the quarter than last year's comparable periods. The main components of the increase included an increase in group health insurance costs of $70,000 resulting from a year of higher medical claims versus premiums paid, increased payrolls and related expenses of $29,000 resulting from wage increases and increased property and liability insurance costs of $16,400.

   Interest expenses were lower for both periods compared to 1994 due to debt reduction. Interest income was higher for both periods in the current year due to higher interest rates available for short-term investments.


Mister Cookie Face ("MCF")

   MCF sales were $9,662,300 for the six months and $5,302,300 for the quarter ended July 30, 1995 compared to $10,492,300 and $6,775,800 last year. The primary reasons for the sales decrease were increased competition as companies introduced several new novelty ice cream products vying for the limited space available in supermarket display cases and, less funds spent for slotting fees needed to introduce MCF products into new markets and new MCF products into existing markets. MCF sales for the second quarter of this year included $76,400 for the Mister Cookie Face restaurant which opened in May.

   MCF had net earnings of $445,400 for the six months and $280,000 for the quarter ended July 30, 1995 compared to $181,300 and $328,200 last year. Included in the 1995 figures was a loss of $104,700 for the Mister Cookie Face restaurant during the second quarter. The primary reasons for the loss include lower than anticipated sales and high start-up costs associated with restaurant openings.

   Gross profit was 36.5% of sales for the six months and 35% for the quarter ended July 30, 1995 versus 33.2% and 32.6% last year. Lower ice cream costs and modest price increases in selective markets more than offset increased packaging costs and higher promotional price discounts given to supermarket chains.

   Other operating costs were 23% and 21% of sales for the six and three month periods ended July 30, 1995 compared to 25% and 22% last year. The improvement is largely due to a $400,000 decrease in slotting fees for the six months and approximately $100,000 less in advertising and promotion expenses. The 1994 expenses included a radio advertising campaign which was not repeated this year. Depreciation and amortization costs increased by $40,000 and $21,000 for the two periods versus last year due to plant capital expenditures and equipment purchases and improvements incurred at the Mister Cookie Face restaurant. General and administrative costs were $26,000 higher for the six months and $21,000 lower for the second quarter this year primarily due to increased payroll and plant utility costs offset by lower bad debt costs.

   Interest expense increased by $22,000 and $8,000 compared to the same periods in 1994 due to borrowings on the two-year revolving line of credit secured in February 1994 to fund MCF in lieu of a public offering which was halted by the SEC in September 1993, and to interest charges on a six month $500,000 bank note secured during the first quarter ended April 30, 1995.


Liquidity and Capital Resources

   The Company's ratio of current assets to current liabilities was 1.12:1 at July 30, 1995, compared to 1.45:1 at January 29, 1995. Despite profits of $749,000, working capital decreased by $612,000 due to capital expenditures of $546,000 and an increase in short-term debt of $1,390,000. Capital expenditures included $248,000 for restaurants and $298,000 for MCF operations. The largest component of the debt increase is the reclassification of the two-year, $2,000,000 revolving line of credit, which matures in February 1996, from
long-term to short-term.   Preliminary discussions with bank officials have been
favorable as to a conversion of all or a substantial portion of the line to a term loan payable over several years.

   During the first quarter ended April 30, 1995, the Company's $350,000 line of credit secured by the Toms River, New Jersey restaurant was renewed. At July 30, 1995, the available balance was $350,000. Available funds remaining under the $2,000,000 revolving line of credit were $875,000 at July 30, 1995.

   Management anticipates that funds from operations and the two lines of credit will be sufficient to meet obligations throughout the balance of fiscal 1996, including routine capital expenditures.

Inflation

   It is not possible for the Company to predict with any accuracy the effect of inflation upon the results of its operations in future years. The price of food is extremely volatile and projections as to its performance in the future vary and are dependent upon a complex set of factors. The Company is currently experiencing food and paper cost increases due to supply shortages.



CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES


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



DATED:  September 13, 1995