Form 10QSB
period 1995-10-29
CHEFS INTERNATIONAL INC
filed 1995-12-13
CIK 201424

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                FORM 10-QSB


(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended OCTOBER 29, 1995

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

                   Class               Outstanding Shares at December 8, 1995
Common Stock, $.01 par value                              13,459,615


                         CHEFS INTERNATIONAL, INC.

                                 I N D E X





PART I  FINANCIAL INFORMATION                            PAGE NO.

        Consolidated Balance Sheet -                      1 - 2
        October 29 , 1995

        Consolidated Statements of Operations -            3
        Nine Months Ended October 29, 1995 and
        October 30, 1994

        Consolidated Statements of Cash Flows -          4 - 5
        Nine Months Ended October 29, 1995 and
        October 30, 1994

        Notes to Consolidated Financial Statements          6

        Management's Analysis of Nine Months' Income      7 - 9
        Statement


PART II OTHER INFORMATION                                  10





                      PART I  - FINANCIAL INFORMATION


CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEET AS OF OCTOBER 29, 1995 (UNAUDITED)



Assets:
Current Assets:
 Cash and Cash Equivalents                                  $ 1,581,326
 Investments                                                    100,000
 Accounts Receivable [Net of Allowance of $61,059]              618,203
 Miscellaneous Receivables                                      105,547
 Inventories                                                  2,090,331
 Prepaid Expenses                                               147,004

 Total Current Assets                                       $ 4,642,411

Property, Plant and Equipment - At Cost                     $19,716,741

Less: Accumulated Depreciation                                6,976,021

 Property, Plant and Equipment - Net                        $12,740,720

Other Assets:
 Investments                                                $   606,000
 Goodwill - Net                                               3,391,734
 Liquor Licenses - Net                                          758,518
 Due from Employees                                              21,944
 Deposits and Other Assets                                       79,721

 Total Other Assets                                         $ 4,857,917

 Total Assets                                               $22,241,048




Liabilities and Stockholders' Equity:
Current Liabilities:
 Accounts Payable                                           $ 1,048,376
 Accrued Expenses                                             1,182,189
 Notes and Mortgages Payable to Banks                         1,356,500
 Other Liabilities                                              161,090
 Due to Related Parties                                         120,000
 Capital Lease Obligations - Current                             91,219

 Total Current Liabilities                                  $ 3,959,374

Long-Term Debt:
 Notes and Mortgages Payable to Banks                       $    50,000
 Capital Lease Obligations - Long-Term                          207,618

 Total Long-Term Debt                                       $   257,618

Other Liabilities                                           $    82,396

Commitments and Contingencies                                     ---

Stockholders' Equity:
 Capital Stock - Common, $.01 Par Value, Authorized 50,000,000
   Shares; Issued and Outstanding 13,459,615                $   134,595

 Additional Paid-in Capital                                  32,212,586

 Accumulated [Deficit]                                      (14,405,521)

 Total Stockholders' Equity                                 $17,941,660

 Total Liabilities and Stockholders' Equity                 $22,241,048



The accompanying notes are an integral part of these financial statements.





CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                   Nine Months Ended                Three Months Ended
                              Oct 29, 1995     Oct 30, 1994     Oct 29, 1995  Oct 30, 1994
Sales                           $26,686,422    $27,078,605      $ 7,775,326  $ 7,881,783

Cost of Goods Sold               12,846,745     13,655,787        3,651,471    3,793,335

 Gross Profit                   $13,839,677    $13,422,818      $ 4,123,855  $ 4,088,448
Operating Expenses[Income]:
 Payroll and Related Expenses   $ 4,104,830    $ 3,663,759      $ 1,317,638  $ 1,201,721
 Other Operating Expenses         5,999,648      6,387,329        1,862,137    2,039,579
 Depreciation and Amortization    1,025,108        920,175          347,375      310,304
 General and Administrative
  Expenses                        1,940,152      1,753,094          646,571      630,808
 Gain on Sale of Assets              ---           (77,024)           ---        (77,024)

 Total Operating Expenses       $13,069,738    $12,647,333      $ 4,173,721  $ 4,105,388

 Income from Operations         $   769,939    $   775,485      $   (49,866) $   (16,940)

Other Income [Expense]:
 Interest Expense               $  (164,381)   $  (154,073)     $   (48,172) $   (55,578)
 Interest Income                     70,397         52,861           24,628       20,050

 Total Other [Expense] - Net    $   (93,984)   $  (101,212)     $   (23,544) $   (35,528)

 Income[Loss] Before
    Income Taxes                $   675,955    $   674,273      $   (73,410) $   (52,468)

 Income Tax Expense [Current]         ---           ---               ---          ---

 Net Income[Loss]               $   675,955    $   674,273      $   (73,410) $   (52,468)

 Net Income[Loss] Per Share     $       .05    $       .05      $      (.01) $     ---

Weighted Average Shares          13,459,615     13,459,502       13,459,615   13,459,502



The accompanying notes are an integral part of these financial statements.



CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                   Nine Months Ended
                                         October 29, 1995       October 30, 1994
  Operating Activities:
  Net Income                                $   675,955           $   674,273
  Adjustments to Reconcile
           Net Income to Net Cash
     Provided by Operating Activities:
     Depreciation and Amortization          $ 1,025,108           $   920,175
     Allowance for Doubtful Accounts             57,181                (8,750)
     (Gain) on Sale of Assets                       ---               (77,024)

  Change in Assets and Liabilities:
     [Increase] Decrease in:
       Inventories                             (329,058)             (638,329)
       Prepaid Expenses                        ( 53,299)              ( 3,704)
       Other Assets                            ( 39,561)               29,733
       Accounts Receivable                     (292,246)             (376,376)
       Miscellaneous Receivable                  23,128                 6,621

  Increase [Decrease] in:
       Accounts Payable                        (422,973)             (398,568)
       Accrued Expenses and
              Other Liabilities                 680,338               259,988

  Total Adjustments                         $   648,618           $   286,234

  Net Cash - Operating Activities           $ 1,324,573           $   388,039

Investing Activities:
  Capital Expenditures                      $  (656,114)          $  (735,520)
  Restaurant Acquisition                          ---                (250,000)
  Proceeds from Sale of Assets                    ---                 211,273
  Sale or Redemption of Investments               ---                 147,000

  Net Cash - Investing Activities           $  (656,114)          $  (627,247)

Financing Activities:
  Repayment of Debt                         $(1,396,090)          $(1,583,401)
  Proceeds from Debt                            900,000             2,600,618

  Net Cash - Financing Activities           $  (496,090)          $ 1,017,217

  Net Increase [Decrease] in Cash and
     Cash Equivalents                       $   172,369           $   778,009


  Cash and Cash Equivalents -
        Beginning of Years                  $ 1,408,957           $ 1,071,461


  Cash and Cash Equivalents -
        End of Quarter                      $ 1,581,326           $ 1,849,470


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the quarter for:
     Interest                               $   155,715           $   145,013






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

        The results of operations for the nine month periods ended October 29, 1995 and October 30, 1994 are not necessarily indicative of the results to be expected for the full year.


NOTE 2: EARNINGS PER SHARE

        Earnings per share have been computed based on the weighted average of outstanding common shares.


NOTE 3: INCOME TAXES

        Effective January 1, 1993, the Company adopted FAS 109 "Accounting for Income Taxes." The Company has a deferred tax asset of approximately $4,474,900 arising from net operating loss carry forwards. However, due to the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carry forwards, an allowance of $4,474,900 has been established to offset this asset. The effect of adoption on current and prior financial statements is immaterial.


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



CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

MANAGEMENT'S ANALYSIS OF NINE MONTH INCOME STATEMENT


RESULTS OF OPERATIONS

  For the nine months ended October 29, 1995, the Company had sales of $26,686,400 a decrease of $392,200 versus the same period in 1994. For the quarter ended October 29, 1995, sales were $7,775,300, $106,500 less than last year. The Company realized a profit of $676,000 for the nine month period compared to a profit of $674,300 in 1994. For the quarter ended October 29, 1995, the Company had a loss of $73,400 compared to a quarterly loss of $52,500 in 1994. Segment operating results are summarized below.


Restaurants

  Restaurant sales were $13,807,700 for the nine months and $4,558,900 for the third quarter compared to $12,947,000 and $4,242,500 for the comparable periods in 1994. The Company operated nine restaurants during the comparable periods. However, 1995 sales included the Belmar, New Jersey, Lobster Shanty restaurant which opened in November 1994, while 1994 sales included the Quakerbridge, New Jersey, LaCrepe, which was sold in September 1994. The Belmar restaurant had sales of $1,342,900 for nine months and $419,800 for the quarter ended October 29, 1995 while the Quakerbridge restaurant had 1994 sales of $314,600 and $68,100 respectively. For the eight restaurants that operated during the comparative periods, sales were $167,600 lower for the more recent nine month period and $39,300 lower for the quarter ended October 29, 1995.

  Restaurant operations had net earnings of $467,600 for the nine months ended October 29, 1995 compared to net earnings of $809,300 for the same period in 1994. The primary reasons for the decline in net earnings were higher cost of sales, increased payroll costs, and increased general and administrative costs. In 1994 earnings included a gain on the sale of a restaurant. For the quarter, net earnings were $163,900 in 1995 compared to $263,800 last year.

  Gross profit was 67% of sales for the nine month period and 66.8% for the quarter compared to 67.2% for both 1994 periods. The slight decrease is due primarily to increases in the cost of seafood. Management did raise menu prices modestly to offset some of the higher costs.

  Payroll and related expenses were 29% of sales for nine months and 28.4% for the quarter compared to 28.3% for both periods last year. The increase resulted from wage increases, higher payroll taxes and workers compensation rates, and the effect of lower sales at restaurants that operated during the comparable periods. Other operating expenses were 20.5% of sales for nine months and 20.4% for the quarter compared to 19.6% and 19.2% last year. The major components of the increase were higher advertising and promotional expenses, higher paper and packaging costs resulting from nationwide paper increases, and increased occupancy costs primarily attributed to Belmar. Depreciation and amortization costs increased by $43,700 and $15,800 respectively for the nine months and quarter compared to last year, primarily as a result of asset purchases and restaurant improvements. General and administrative costs were $139,200 higher for the nine months and $6,000 lower for the quarter than last year's comparable periods. The main components of the increase included an increase in group health insurance costs of $70,000 resulting from a year of higher medical claims versus premiums paid, increased payrolls and related expenses of $47,500 resulting from wage increases and increased property and liability insurance costs of $21,600. The 1994 gain on the sale of assets of $77,000 resulted from the sale of the Company's Quakerbridge, New Jersey restaurant.

  Interest expenses were lower for both periods compared to 1994 due to debt reduction. Interest income was higher for both periods in the current year due to higher interest rates available for short-term investments.


Mister Cookie Face ("MCF")

  MCF sales were $12,878,700 for the nine months and $3,216,400 for the quarter ended October 29, 1995 compared to $14,131,600 and $3,639,300 last year. The primary reason for the sales decrease was increased competition from several new novelty ice cream products vying for the limited space available in supermarket display cases. Additionally, the Company spent less funds on slotting fees needed to introduce MCF products into new markets and new MCF products into existing markets.

  MCF had net earnings of $208,400 for the nine months and a loss of $237,000 for the quarter ended October 29, 1995 compared to losses of $135,000 and $316,300 last year.

  Gross profit was 35.8% of sales for the nine months and 33.5% for the quarter ended October 29, 1995 versus 33.4% and 34% last year. Lower ice cream costs and modest price increases in selective markets more than offset increased packaging costs and higher promotional price discounts given to supermarket chains.

  Other operating costs were 24.6% and 29% of sales for the nine and three month periods ended October 29, 1995 compared to 27.3% and 33.7% last year. The improvement is largely due to a $400,000 decrease in slotting fees for the nine months and approximately $369,000 less in advertising and promotion expenses. The 1994 expenses included a radio advertising campaign which was not repeated this year. Depreciation and amortization costs increased by $61,200 and $21,000 for the two periods versus last year due to plant capital expenditures and equipment purchases and improvements incurred at the Mister Cookie Face restaurant. General and administrative costs were $47,800 higher for the 9 months and $21,000 higher for the third quarter this year primarily due to increased payroll and plant utility costs offset by lower bad debt costs.

  In May, the Mister Cookie Face restaurant was opened. However, due to disappointing sales, the restaurant was closed in September. MCF net earnings for nine months ended October 29, 1995 include a loss of $142,700 at the restaurant.

  Interest expense increased by $15,700 compared to 1994 due to borrowings on the two-year revolving line of credit secured in February 1994 to fund MCF in lieu of a public offering which was halted by the SEC in September 1993, and to interest charges on a six month $500,000 bank note secured during the first quarter ended April 30, 1995.


Liquidity and Capital Resources

  The Company's ratio of current assets to current liabilities was 1.17:1 at October 29, 1995, compared to 1.45:1 at January 29, 1995. Despite profits of $676,000, working capital decreased by $512,100 due to capital expenditures of $656,100 and an increase in short-term debt of $1,023,500. Capital expenditures included $358,100 for restaurants and $298,000 for MCF operations. The largest component of the debt increase is the reclassification of the two-year, $2,000,000 revolving line of credit, which matures in February 1996, from long-term to short-term. Discussions with bank officials have been favorable concerning a conversion of a substantial portion of the line to a term loan payable over several years.

  During the first quarter ended April 30, 1995, the Company's $350,000 line of credit secured by the Toms River, New Jersey restaurant was renewed. At October 29, 1995, the available balance was $350,000. Available funds remaining under the $2,000,000 revolving line of credit were $875,000 at October 29, 1995.

  Subsequent to the period ended October 29, 1995, management executed an agreement giving the Company the right to develop Mexican themed restaurants under the trade name "Garcias". Additionally, the Company entered into a new lease for the Eatontown, New Jersey, LaCrepe restaurant. The restaurant will be closed and renovated and will open in the spring of 1996 as the Company's first "Garcias" restaurant.

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



DATED: December 12, 1995