Form 10-K
period 1996-01-28
CHEFS INTERNATIONAL INC
filed 1996-05-10
CIK 201424

UNITED STATES
                                          SECURITIES AND EXCHANGE COMMISSION
                                                 Washington D.C. 20549
                                                       ---------

                                                       FORM 10-K

                                  Annual Report Pursuant to Section 13 or 15(d)
                          of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended January 28, 1996        Commission File Number 0-8513
                          ----------------                               ------
                                       CHEFS INTERNATIONAL, INC.
                          (Exact name of registrant as specified in its charter)

                       Delaware                                      22-2058515
                  (State or other jurisdiction of             (I.R.S. Employer
                  incorporation or organization)            Identification No.)

                  62 Broadway, P.O. Box 1332
                  Pt. Pleasant Beach, New Jersey                        08742
                  (Address of principal executive offices)           (Zip code)

Registrant's telephone number, including area code:     (908) 295-0350

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes   X      No

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.

On March 29, 1996, the aggregate market value of the voting stock of Chefs International, Inc. (consisting of Common Stock, $.01 par value) held by non-affiliates of the Issuer was approximately $3,600,000 based upon the closing bid price for such Common Stock on said dated in the over-the-counter market as reported by the National Quotation Bureau, Inc. On such date, there were 13,466,243 shares of Common Stock of the Issuer outstanding.

CHEFS INTERNATIONAL, INC.
- - --------------------------------------------------------------------------------


PART I--------------------------------------------------------------------------



Item 1.       Description of Business

(a) Business Development - Chefs International, Inc. ("Chefs" or the "Company") was organized under the laws of the State of Delaware in March 1975. The Company currently operates nine restaurants on a year-round basis, eight of which are free-standing seafood restaurants in New Jersey (five) and Florida (three) and one of which is a Mexican theme restaurant operated under the name "Garcia's," located in a shopping mall in New Jersey. Seven of the seafood restaurants are operated under the name "Lobster Shanty" and one under the name "Baker's Wharfside." The Company opened its first seafood restaurant in November 1978 and opened its Garcia's restaurant in April 1996. The Company had operated LaCrepe restaurants in various shopping malls in New Jersey, Pennsylvania and Florida (the first such restaurant opening in November 1975), but closed its last La Crepe restaurant in December 1995 at its present Garcia's restaurant site. In July 1993 effective June 30, 1993, the Company acquired all of the issued and outstanding capital stock of Mister Cookie Face, Inc. ("MCF" or "Mr. Cookie Face"), a Lakewood, New Jersey producer of ice cream sandwiches currently available in 45 states. Mr. Cookie Face's products are currently being distributed in the northeastern United States including the New York, Philadelphia and Boston metropolitan areas, and also in the midwest, including the Chicago metropolitan area, Colorado and Arizona, the northwest, Florida and the greater Los Angeles and San Francisco areas. (As used herein, the term the "Company" may also at times include Chefs and its various subsidiaries, including "Mr. Cookie Face").

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

The effectiveness of the Registration Statement was held up due to the conduct by the Commission's staff of a private investigation pursuant to a formal order of investigation (HO-2781) issued by the Commission in October 1993. See Item 3 herein. During the more than two-year period of the private investigation, the market price for Chefs' common stock, which was trading at approximately $5 per share at the time of filing of the Registration Statement in 1993, declined to approximately $.50 per share. As a result, the Company's management determined that the proposed public offering was no longer viable and on March 28, 1996, the Commission granted the Company's application to withdraw the Registration Statement. See Note 17 of Notes to the Consolidated Financial Statements as to the Company's write-off in fiscal 1995 of approximately $270,000 in costs associated with the Registration Statement.

The failure to complete the proposed public offering has prevented the Company from adequately funding the growth of Mr. Cookie Face's ice cream operations. This has resulted in the inability of Mr. Cookie Face to expand its markets and product lines as originally planned. Therefore, effective for fiscal 1996, the Company recorded an impairment loss of $2,024,750 from writing down goodwill associated with its acquisition of Mr. Cookie Face and related property and equipment. An additional $171,000 was written down in connection with restaurant operations. See Note 4 of Notes to the Consolidated Financial Statements.

During fiscal 1996, the bulk of the Company's working capital requirements was supplied pursuant to a two-year revolving line of credit arrangement with First Fidelity Bank, subsequently acquired by First Union National Bank (the "Bank"). The line of credit was due to expire in February 1996. The line of credit was secured by first mortgages on the Company's two Point Pleasant Beach, New Jersey restaurants and by a first lien on all of Mr. Cookie Face's assets. Repayment under the line of credit was guaranteed by each of the Company's subsidiaries. In April 1995, the Company borrowed $500,000 from the Bank under a six-month note repayable with interest at an annual rate of 1-1/8% above the Bank's base (prime) rate. The Company applied the proceeds of this loan to pay down outstanding balances under the line of credit thereby increasing the amount available under the line and borrowed additional amounts under the line to supply additional working capital for Mr. Cookie Face.

On January 19, 1996, the Company's $2,000,000 line of credit arrangement was replaced with a Term Loan and Revolving Credit Agreement (the "Loan Agreement") with the Bank. Pursuant to the Loan Agreement, the Bank advanced a $625,000 term loan ("Term Loan A") and a $1,000,000 term loan ("Term Loan B") to the Company, and also agreed to extend a $1,000,000 revolving line of credit to the Company expiring on May 31, 1997.

Term Loan A represents a consolidation of approximately $175,000 of outstanding Company indebtedness under a loan previously incurred for renovation of its Toms River restaurant, approximately $100,000 of outstanding Company indebtedness under a loan previously incurred for renovation of its Belmar, New Jersey restaurant, and a new borrowing of $350,000 used by the Company for construction of its new Garcia's restaurant at the Monmouth Mall in Eatontown, New Jersey which opened on April 29, 1996. Term Loan A is evidenced by a $625,000 promissory note repayable in principal installments of $34,000 on June 15, July 15 and August 15 of the years 1996 through 1998 and in principal installments of $17,750 on March 15, April 15, May 15, September 15, October 15 and November 15 of each such year (except that the final principal payment on November 15, 1998 is only $17,250).

Term Loan B, evidenced by a $1,000,000 promissory note, represents a shift of $1,000,000 of outstanding indebtedness under the old line of credit to this term loan. Term Loan B is repayable in principal installments of $16,667 on March 15, April 15, May 15, September 15, October 15 and November 15 of the years 1996 through 2000 and in principal installments of $33,333 on June 15, July 15 and August 15 of each such year.

With each repayment of principal under Term Loan A and Term Loan B, the Company is required to pay interest on the outstanding principal balance computed at an annual rate equal to 7.51%. Advances under the line of credit bear interest at LIBOR plus 200 basis points.

Repayment of the two term loans and of borrowings under the line of credit is guaranteed by each of the Company's subsidiaries and is secured by mortgages on the Company's two Point Pleasant Beach, New Jersey restaurants and a lien on all of Mr. Cookie Face's assets.

Pursuant to the Loan Agreement, the Company made certain affirmative and negative covenants to the Bank (including covenants not to pay dividends, effect stock redemptions or incur certain additional indebtedness while the loan is outstanding, and to maintain on a consolidated basis, minimum working capital of at least $600,000 and a current asset to current liability ratio of at least 1.25:1; tangible net worth of at least $12,900,000 increasing by $100,000 at each subsequent fiscal year-end commencing with fiscal 1997; a debt to equity ratio of no greater than .55:1; a net income, depreciation and amortization to current portion of long term debt ratio of not less than 1.25:1; and cash and cash equivalents of not less than $750,000). A failure by the Company to satisfy any such covenant would constitute an event of default under the Loan Agreement enabling the Bank to accelerate payment of all outstanding indebtedness.

In May 1995, the Company opened a Mr. Cookie Face restaurant in a strip mall in Manalapan, New Jersey offering a limited menu during lunch and dinner hours as well as Mr. Cookie Face and other ice cream and dessert products for both on premises consumption and retail take-out. The Company had purchased certain furniture, fixtures and equipment for use at the restaurant from a corporation wholly-owned by Frank Koenemund, a director of the Company and the president of Mr. Cookie Face. The restaurant was unsuccessful and the Company closed the restaurant in September 1995, the restaurant having sustained an operating loss of approximately $160,000. See Item 13 herein.

In December 1995, the Company closed its last "La Crepe" restaurant at the Monmouth Mall in Eatontown, New Jersey. A loss of $54,335 was recognized in connection with the closing. The Company then commenced construction of a "Garcia's" restaurant at the site which opened on April 29, 1996. Costs of the construction aggregated approximately $633,000 of which $350,000 was furnished out of the proceeds of Term Loan A described above. See "Restaurant Operations - Garcia's Restaurant" in this Item 1.

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

                                                 RESTAURANT OPERATIONS

The Company is principally engaged in the operation of nine restaurants on a year-round basis, eight of which are free-standing seafood restaurants in New Jersey (five) and Florida (three) and one of which is a Mexican theme restaurant operated under the name "Garcia's," located in a shopping mall in New Jersey. Seven of the seafood restaurants are operated under the name "Lobster Shanty" and one under the name "Baker's Wharfside." The Company opened its first seafood restaurant in November 1978 and opened its sole Garcia's restaurant in April 1996. The Company had operated La Crepe restaurants in various shopping malls in New Jersey, Pennsylvania and Florida (the first such restaurant opening in November 1975), but closed its last La Crepe restaurant in December 1995 at its present Garcia's restaurant site. The Company's restaurants, all of which are operated on a year-round basis, are as follows:

                                                               Date of Opening
                                                            Under the Company's
      Location                                                     Management

SEAFOOD RESTAURANTS

Lobster Shanty:
   Vero Beach, Florida                                             December 1979
   Pt. Pleasant Beach, New Jersey                                   October 1980
   Toms River, New Jersey                                           October 1980
   Jensen Beach, Florida                                           December 1980
   Cocoa Beach, Florida                                           September 1981
   Hightstown, New Jersey                                          December 1981
   Belmar, New Jersey                                               October 1994

Baker's Wharfside:

   Pt. Pleasant Beach, New Jersey                                   October 1980

GARCIA'S RESTAURANT

Monmouth Mall, Eatontown, New Jersey                                  April 1996

Seafood Restaurants

The Company's seafood restaurants provide a variety of seafood dishes including shellfish such as lobster, scallops, shrimp, oysters and clams, and other fish including red snapper, bluefish, grouper and other varieties. A limited selection of non-seafood entrees is also offered including steak and chicken as well as a dessert selection. Most of the Company's seafood restaurants have a nautical decor.

Lobster Shanty Restaurants

Vero Beach, Florida - This restaurant, consisting of approximately 6,900 square feet, is free standing in Vero Beach, Florida approximately 100 yards off U.S. Highway #60 on the intracoastal waterway. It opened in December, 1979 pursuant to a lease from Gourmet Associates ("Gourmet") owned by Robert E. Brennan, the principal stockholder of the Company. The lease is currently a month to month "net" lease at a monthly rental of $10,000 with the Company paying personal property taxes and insurance thereunder. Management believes that the terms of this lease agreement are at least as favorable as those which could have been obtained from unaffiliated sources.

Gourmet had purchased the property for $700,000 in April 1979 by making a $200,000 down payment and issuing its $500,000 promissory note for the balance, payable with 9 1/2% annual interest over 18 years secured by a first mortgage. Gourmet expended approximately $315,000 in extensions and improvements to the facility as well as for equipment therein prior to leasing this restaurant to the Company.

Pt. Pleasant Beach, New Jersey - This restaurant, consisting of approximately 17,000 square feet, is free standing with a waterfront location on Channel Drive in Pt. Pleasant Beach, New Jersey and seats approximately 750. It shares parking with the Baker's Wharfside restaurant in Pt. Pleasant Beach with space for approximately 250 automobiles. The Company purchased this restaurant and three others (including the land, buildings, improvements and businesses including personal property and fixtures, liquor licenses and all of the outstanding stock of the four corporations operating these restaurants) from Robert E. Brennan, the principal stockholder of the Company, and from three partnerships owned by him, in October 1980 for an aggregate $7,750,000 less a subsequent $250,000 prepayment discount. Subsequent to its January 26, 1992 fiscal year-end, the Company commenced renovations and improvements to this restaurant at a cost of approximately $375,000. These renovations were completed in the second quarter of calendar 1992.

Toms River, New Jersey - This restaurant, consisting of approximately 10,750 square feet, is free standing on Robbins Parkway in Toms River, New Jersey and seats approximately 400. Municipal parking facilities are available nearby. The Company purchased this restaurant and three others (including the land, buildings, improvements, and businesses including personal property and fixtures, liquor licenses and all of the outstanding stock of the four corporations operating these restaurants) from Robert E. Brennan, the principal stockholder of the Company, and from three partnerships owned by him, in October 1980 for an aggregate $7,750,000 less a subsequent $250,000 prepayment discount.

Jensen Beach, Florida - This 200 seat restaurant, consisting of approximately 4,500 square feet, is located in a free standing building on the intracoastal waterway in Jensen Beach, Martin County, approximately 50 miles north of Palm Beach. The restaurant has parking for 100 automobiles. Acquired in October 1980 were two lots, the restaurant with furnishings and a liquor license from an unaffiliated party for $975,000. The Company made a $295,000 down payment and paid the balance over a ten year period through September, 1990.

Cocoa Beach, Florida - This approximately 240 seat restaurant, consisting of approximately 9,600 square feet, is located in a free standing building on Highway A1A in Cocoa Beach and has parking for approximately 90 cars. The Company acquired this restaurant as well as a seafood restaurant in Titusville, Florida in September 1981 through the purchase from two unaffiliated individuals of the outstanding capital stock of two corporations engaged in the ownership and operation of a Florida seafood restaurant at each of the two sites. The corporations owned the land on which the restaurants were located, the restaurant buildings, the restaurant businesses including personal property and fixtures and liquor licenses for each restaurant, all of which were included in the sale. The purchase price paid by the Company for the stock of the two corporations (prior to closing adjustments) was $3,370,000, the bulk of which was represented by 20-year promissory notes payable monthly and secured by mortgages on the restaurants. The Company sold the Titusville restaurant to an unaffiliated third party in January 1988 realizing a loss of approximately $942,000. The Company prepaid the balance of the remaining indebtedness under the notes in July 1993 using the net proceeds from the sale in June 1993 of another Florida restaurant property.

Hightstown, New Jersey - This restaurant, consisting of approximately 4,600 square feet, is free standing on State Highway 33 approximately two miles east of Hightstown and seats approximately 175. The restaurant has parking for approximately 100 automobiles. The Company purchased this restaurant and three others (including the land, buildings, improvements and businesses including personal property and fixtures, liquor licenses and all of the outstanding stock of the four corporations operating these restaurants) from Robert E. Brennan, the principal stockholder of the Company and from three partnerships owned by him, in October 1980 for an aggregate $7,750,000 less a subsequent $250,000 prepayment discount. The Company made substantial renovations to this restaurant commencing in fiscal 1993 which renovations were completed early in fiscal 1994 at a cost of approximately $200,000.

Belmar, New Jersey - This restaurant, consisting of approximately 9,000 square feet, is free standing on Main Street in Belmar, New Jersey. The restaurant seats approximately 250 and has parking for approximately 110 automobiles. The Company purchased the liquor license and trade name for use at this restaurant in October 1994 for $250,000 from unaffiliated parties and leased the restaurant, the parking lot and the restaurant furniture, fixtures and equipment at such time from such parties pursuant to a five-year lease in which the Company was given four consecutive five-year options to renew. The lease provides for a monthly base rent of $8,000 increasing every three years up to a monthly base rent after the eighteenth year of $12,693 with an additional annual percentage rent equal to 6% of Chefs' gross receipts at the restaurant for such period less the base rent. The restaurant opened as a "Lobster Shanty" restaurant under the Company's management in October 1994. In November 1994, the Company borrowed $150,000 from First Fidelity Bank to fund renovations at this restaurant.

Baker's Wharfside Restaurant

Pt. Pleasant Beach, New Jersey - This restaurant, consisting of approximately 7,500 square feet, is free standing with a waterfront location on Channel Drive in Pt. Pleasant Beach, New Jersey and seats approximately 500. It shares parking with the Lobster Shanty restaurant in Pt. Pleasant Beach with space for approximately 250 automobiles. The Company purchased this restaurant and three others (including the land, buildings, improvements and businesses including personal property and fixtures, liquor licenses and all of the outstanding stock of the four corporations operating these restaurants) from Robert E. Brennan, the principal stockholder of the Company, and from three partnerships owned by him, in October 1980 for an aggregate $7,750,000 less a subsequent $250,000 prepayment discount.

Garcia's Restaurant

In November 1995, the Company entered into an agreement (the "Agreement") with Garcimex of New Jersey, Inc. ("Garcimex"), the exclusive owner of the "Garcia's" trade mark, service mark and trade name along with the goodwill and recipes of a Mexican restaurant business associated with the marks. Pursuant to the Agreement, the Company was granted the exclusive right to establish and open Mexican restaurants using the marks, goodwill and recipes in six New Jersey counties, Hunterdon, Mercer, Middlesex, Monmouth, Ocean and Somerset (the "Territory"). The Company was granted the right but not the obligation to open a restaurant utilizing the marks and goodwill in each of the first five 12-month periods, in the Territory, with a six-month grace period with respect to each such 12-month period. If the Company does not open a Garcia's restaurant in each of the first five 12-month periods (including the grace period) it will lose the right to develop additional restaurants within the Territory. Regardless of whether the Company opens one Garcia's restaurant in each such period, it will have and retain the exclusive right to utilize the marks, goodwill and recipes at all Garcia's restaurants opened by the Company pursuant to the Agreement and Garcimex has agreed not to open another Mexican restaurant within an 18-mile radius of any Company operated Garcia's restaurant.

Assuming the Company opens the requisite number of Garcia's restaurants in the initial five-year period in the Territory, it has the right to open an unspecified number of additional Garcia's restaurants in the Territory in the subsequent five-year period. Such right automatically renews every five years as long as the Company is in compliance with the Agreement.

The Agreement is for an initial term of 20 years with additional automatic ten-year renewal periods unless the Company elects not to renew the Agreement. During the period that the Agreement is in effect, the Company is required to pay 3% of the gross annual sales from each Garcia's restaurant which it operates in the Territory, to Garcimex on a quarterly basis. The Company has also been accorded a right of first refusal with respect to offers received by Garcimex from third parties seeking to obtain rights in the marks, goodwill and recipes for restaurants to be opened outside of the Territory. Furthermore, the Agreement also provides the Company with certain rights to open Mexican restaurants in New Jersey outside the Territory. To date, the Company has opened one Garcia's restaurant which opened at the Monmouth Mall on April 29, 1996.

Monmouth Mall, Eatontown, Monmouth County, New Jersey - The Company's Garcia's restaurant at the Monmouth Mall consists of 4,371 square feet of leased space and is decorated in a bright, multi-color Mexican motif. The restaurant has a bar and tables and booths which can accommodate approximately 130 patrons. The Company has a liquor license permitting the consumption of wine and alcoholic beverages on the premises. The restaurant is open for lunch and dinner seven days per week.

The restaurant features Mexican cuisine including fajitas, tortillas, burritos and enchiladas with cheese, beef, chicken, pork and seafood fillings. The menu also includes appetizers, soups and salads and a limited number of American style offerings such as steaks and burgers. Alcoholic offerings such as margaritas and tequilas complement fruit drinks and other soft drinks.

The Company's lease for this restaurant is for a 12-year term providing for a minimum annual rental of $109,275 during each of the first five years and a minimum annual rental of $118,017 per annum thereafter. The Company is also required to pay additional rent equal to 5% of the restaurant's annual gross revenues in excess of $2,185,000 in each of the first five years and in excess of $2,360,340 in each subsequent year. The Company is also required to pay a proportionate share of the Mall's real estate taxes, utility charges and the Landlord's operating costs as well as certain other charges.

The restaurant is on the site of the Company's La Crepe restaurant which closed in December 1995. The Company has spent approximately $633,000 to construct its Garcia's restaurant on this site.

The Monmouth Mall has been in operation for approximately 20 years. Macy's, J.C. Penny and Stern's are major department stores in the Mall. The Mall is a large shopping center with 1,500,000 square feet of shopping area on 105 acres with parking for 7,200 cars.

Sources of Food Products

The food products used by the Company in the operation of its seafood restaurants and its Garcia's restaurant are readily available from a variety of sources including national distributors and local sources on an order basis when needed. In its last three fiscal years, the Company has not purchased any of its food products from affiliated entities or entities affiliated with former executive officers or directors.

Seasonal Aspects

To date, the Company's New Jersey seafood restaurants have experienced their greatest sales volumes from May through September whereas its Florida seafood restaurants have experienced their greatest sales volumes from January through April.

Trademarks

The Company has no patents, trademarks, licenses, franchises or concessions which it regards as material to its restaurant business with the exception of the service mark "Jack Baker's Lobster Shanty"R registered for a 20 year period with the U.S. Patent and Trademark Office in February, 1989 and the rights purchased from Garcimex as described above to use of the trade mark, service mark and trade name "Garcia's."

Competition

The restaurant business is highly competitive and the success of any restaurant depends to a great extent upon the services it supplies and its location. The Company's seafood restaurants compete primarily with other local seafood restaurants and to a lesser extent, with local restaurants serving a more general fare. The principal national competition to the Company's seafood restaurants is the Red Lobster restaurant chain. This chain has substantially greater resources than the Company. There are other restaurants in the mall and in the vicinity of the mall where the Company is now operating a Garcia's restaurant, all of which supply competition to the Company's Garcia's unit. Although there are no Mexican style restaurants in the mall, there are other Mexican style restaurants in the area. In addition, Garcimex operates a Garcia's restaurant in Ocean County, New Jersey, approximately 20 miles from the Company's Garcia's restaurant. Typical "chain" competitors, all of which are affiliated with better established and more prominent national chains, are the Friendly Ice Cream chain, McDonalds and Roy Rogers Restaurants. There can be no assurance that the Company's units will be able to successfully compete with any of such other restaurants.

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

Employees

The Company maintains its administrative employees at its executive offices including its principal officers (see "Item 10 - Directors and Executive Officers of the Registrant,") secretarial and bookkeeping personnel. Each of the Company's seafood restaurant units employs a general manager, two assistant managers and between 40 and 130 other employees to serve as waitresses, waiters, busboys, bartenders, cooks, dishwashers, kitchen help, hostesses and cashiers (some on a part-time basis). The Company's Garcia's restaurant when fully staffed, will employ approximately 80 employees serving similar functions. The Company also presently employs three area supervisors, each responsible for three of the Company's restaurants. Managerial candidates are recruited for the Company's restaurants from hotel and restaurant management schools, restaurant recruiting agencies, through advertising in restaurant management magazines and by promotion from within the Company's own organization. At January 28, 1996, the Company had a total of approximately 410 employees (including part-time workers). This number excludes the employees of Mr. Cookie Face. The Company is not a party to any collective bargaining agreements and has enjoyed satisfactory employee relations since inception.

                                                 ICE CREAM OPERATIONS
                                                 (Mister Cookie Face)

In July 1993, the Company acquired all of the issued and outstanding capital stock of Mr. Cookie Face, a Lakewood, New Jersey producer of ice cream sandwiches currently available in 45 states. Mr. Cookie Face's products are currently being distributed in the northeastern United States including New York, Philadelphia and Boston metropolitan areas, and also in the midwest, including the Chicago metropolitan area, Colorado and Arizona, the northwest, Florida and the greater Los Angeles and San Francisco areas. The Company's ice cream operations are presently conducted through its wholly owned Mister Cookie Face, Inc. subsidiary.

Products

Mr. Cookie Face's ice cream sandwiches consist of approximately five fluid ounces of ice cream covered top and bottom with a chocolate wafer. At present, approximately twelve varieties of ice cream and combinations thereof are used including vanilla, chocolate, chocolate vanilla swirl, vanilla nut, mint, mint chip, strawberry, chocolate chunk, chocolate fudge and butter pecan. Mr. Cookie Face ice cream sandwiches are wrapped in polypropylene plastic containers and are sold to consumers in convenient six- pack and twelve-pack trays primarily at supermarkets and other food chains and as singles primarily at convenience stores. Current retail prices for a six-pack tray generally range from $2.99 to $3.99 and for a twelve-pack tray from $4.99 to $5.99. The current suggested retail price for single ice cream sandwiches is $1.49. Other products include "COOKIES AND CREAMS," a miniature ice cream sandwich containing approximately one-half fluid ounce of vanilla ice cream covered top and bottom with a small chocolate cookie, "CHIPSTER," a similar miniature ice cream sandwich using chocolate chip cookies, a lowfat product similar to the standard Mr. Cookie Face ice cream sandwich but using lowfat vanilla chocolate swirl ice cream, and most recently, "THE PAIL," a plastic pail containing one and one-half quarts of ice cream which was first offered in February 1996 at retail prices ranging from $3.49 to $3.99.

Production

Substantially all of Mr. Cookie Face's ice cream products are presently produced at its production facility in Lakewood, New Jersey by its own production staff. Mr. Cookie Face's ice cream products are produced using chocolate wafers provided by one supplier, mini cookies provided by two other suppliers and ice cream mix provided by two other suppliers. All of the suppliers (except for one located in the midwest) are located in the greater New York metropolitan area. Mr. Cookie Face does not have any long term contract with its suppliers but does not regard this fact as a material risk to its business as the wafers, the mini cookies and the ice cream mix are currently available in similar qualities and quantities at competitive prices from a variety of sources on an order basis if needed. One of Mr. Cookie Face's ice cream suppliers produces "THE PAIL" by packing ice cream into pails shipped by another supplier and then shipping the finished product pursuant to Mr. Cookie Face's instructions.

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

In order for its products to be afforded retail "shelf" space in most supermarkets, Mr. Cookie Face has been required to pay "slotting" fees to various supermarket chains ranging from $2,000 to $40,000 per product and will be required to pay additional slotting fees for each additional type of ice cream sandwich. No assurances can be given that Mr. Cookie Face will be able to obtain retail shelf space in additional chains or will be able to obtain additional shelf space for new products at chains where its present product line is carried, even with the availability of financial resources to pay additional slotting fees.

Supermarket and other retail food chains which presently carry Mr. Cookie Face's products include Pathmark, Waldbaums, A&P, Shoprite, Food Town, Grand Union, King Kullen, Winn-Dixie, Stop & Shop, Albertsons, Acme and Shaws; in the Los Angeles area - Vons, Ralph's and Lucky's; and Safeway, Food Lion, Jewel, Dominicks and Kroger.

Mr. Cookie Face was organized in February 1992 and to date has not conducted any substantialadvertising of its product line. Advertising has been limited to radio (primarily in the New York metropolitan area), in-store promotions, circulars and coupons. Due to a lack of funds, radio advertising
was discontinued during fiscal 1995.  Management believes that Chefs' inability to provide substantial
funding for Mr. Cookie Face's operations including advertising has had an adverse effect on its potential growth. See "Recent Developments."

Seasonal Aspects

During its first two full years of operation after acquisition by the Company, Mr. Cookie Face experienced its greatest sales volume during the period from May through August, which management believes is typical in the industry for sales of ice cream products.

Competition

Mr. Cookie Face's ice cream products compete primarily with other ice cream products as well as non-ice cream and other frozen dessert products. Various national and regional ice cream manufacturers with substantially greater resources than the Company produce ice cream products similar to Mr. Cookie Face's products. Certain well known competitors with similar "novelty" ice cream products are Carvel (in the eastern United States), Colemans (in Pennsylvania), and Klondike's "Big Bear" square ice cream sandwich (nationwide). The Kroger chain has recently commenced to manufacture and market ice cream sandwiches which may result in a discontinuance in the shipping of Mr. Cookie Face products to such chain. In addition, there are relatively few entry barriers to new manufacturers and/or products. Management believes that in addition to product quality and appearance, accessibility of retail "shelf" space, entry into new markets before competitors and advertising are major competitive factors. No assurances can be given that Mr. Cookie Face will be able to successfully compete.

Trademark

Mr. Cookie Face filed an application with the United States Patent Office in 1992 to register the trademark "MISTER COOKIE FACE." On July 26, 1994, the application was granted and the trademark
was registered. Mr. Cookie Face regards this trademark to be of material importance to its business.

Employees

In addition to Frank Koenemund who devotes substantially all of his working time to Mr. Cookie Face's
business as chief executive and chief marketing officer and president, two of the Company's executive officers also serve as executive officers of Mr. Cookie Face. Mr. Cookie Face also employs a plant manager, two full-time salaried salespersons and Mr. Koenemund's wife who performs administrative
functions.  Mr. Cookie Face's production operations are performed by approximately 80 production
workers who do not belong to a union. Mr. Cookie Face regards its employee relationships to be satisfactory. See "Ice Cream Operations - Production."

Item 2.    Description of Property

The  Company's   executive  and   administrative   offices  are  located  in  an
approximately 4,000 square foot two story Company owned building of cinder block construction at 62 Broadway, Point Pleasant Beach, New Jersey.

Mr. Cookie Face produces its ice cream products from approximately 15,600 square feet of leased premises in Lakewood, New Jersey pursuant to a lease expiring in January 1998. At present, Mr. Cookie Face has 24 ice cream dispensing machines, freezers and packaging equipment at the facility capable of producing approximately $20,000,000 of product sales annually (based on current pricing). Mr. Cookie Face management regards its current production equipment to be in good condition, reasonable wear and tear excepted.

See Item 1 herein for a description of the Company's operating restaurants.


Item 3.    Legal Proceedings

In August 1993, the Company filed a Registration Statement on Form SB-2 (File No. 33-66936) with respect to a proposed public offering of its securities. In October 1993, the Securities and Exchange Commission (the "Commission") issued a formal order of private investigation concerning the Company (HO-2781). The order alleged that members of the staff had reported information to the Commission which tended to show that certain persons, including persons associated with Chefs, and persons associated with broker dealer firms who make a market in Chefs' securities, may have, in connection with the offer, purchase, or sale of Chefs' securities, employed devices, schemes or artifices to defraud; obtained money or property by means of untrue statements of material facts or omissions to state material facts; or may have engaged in transactions, practices or courses of business which operated or would operate as a fraud upon other persons, including purchasers or sellers of Chefs' securities, in that, among other things, such persons may have engaged in a scheme to dominate, control and manipulate the market for Chefs' securities, and that Chefs'
Registration Statement (filed in August 1993) may have included untrue statements of material facts or omitted to state material facts necessary in order to make the statements therein not misleading, concerning among other things, recent activity in the market for Chefs' securities, the market price for Chefs' securities, or the possible existence of a scheme to dominate, control and manipulate the market for Chefs' securities.

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

Chefs' management was unaware, and remains unaware of any violations of law concerning activity in the market for Chefs' securities, the market price for Chefs' securities or the existence of a scheme to dominate, control or manipulate the market for Chefs' securities. During the more than two-year period of the Commission's private investigation, the market price for Chefs' common stock, which was trading at approximately $5 per share at the time of filing of the Registration Statement in August 1993, declined to approximately $.50 per share. As a result, the Company's management determined that the proposed public offering was no longer viable and on March 28, 1996, the Commission granted the Company's application to withdraw the Registration Statement thereby removing any possibility of the Commission issuing a stop order suspending the effectiveness of the Registration Statement.

The failure to complete the proposed public offering contemplated by the Registration Statement has prevented the Company from adequately funding the growth of Mr. Cookie Face. This has resulted in the inability of Mr. Cookie Face to expand its markets and product lines as originally planned. See Note 4 of Notes to the Consolidated Financial Statements.


Item 4.    Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on Tuesday,
December 19, 1995.  At the
meeting, the following five individuals, namely

Anthony Papalia
James Fletcher
Martin Fletcher
Frank Koenemund
Jack Mariucci

were each elected to serve as directors of the Company until the next annual meeting of stockholders and until their successors are elected and qualify. In addition, by a vote of 7,262,055 in favor and 361,716 against, stockholders ratified the grant of five-year options to Frank Koenemund and to Jack Mariucci to purchase 750,000 shares and 150,000 shares of Chefs' common stock at an exercise price of $1.00 per share. Also at the meeting, by a vote of 10,132,627 in favor and 297,769 against, stockholders ratified three-year employment contracts between the Company and Anthony Papalia as president and Martin Fletcher as controller at annual salaries of $150,000 and $87,000 respectively. If either individual's employment is terminated other than for cause, he would become entitled to a Severance Payment equal to the amount of his compensation over the balance of the contract term. Each individual would also be entitled to terminate his employment and receive a Severance Payment equal to six months salary in the event of a "change of control" of the Company.

CHEFS INTERNATIONAL, INC.
- - --------------------------------------------------------------------------------


PART II
- - -------------------------------------------------------------------------------



Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The Common Stock is quoted in the over-the-counter market on the NASDAQ Small Cap System under the symbol "CHEF." The following table sets forth the range of high and low closing bid prices for the Common Stock for the periods indicated, as derived from reports furnished by the National Quotation Bureau, Inc.

                                                                   Bid Prices
Quarter Ended                                                High          Low

April 29, 1994                                             $  3.25     $  1.75
July 29, 1994                                              $  1.75     $  1.00
October 28, 1994                                           $  1.19     $   .38
January 29, 1995                                           $  1.44     $   .44
April 28, 1995                                             $   .94     $   .44
July 28, 1995                                              $   .88     $   .38
October 27, 1995                                           $   .66     $   .38
January 28, 1996                                           $   .38     $   .25

The above quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. They do not necessarily represent actual transactions.

At March 31, 1996, the number of record holders of the Common Stock was 7,642. Such number of record owners was determined from the Company's shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

Pursuant to the Company's Term Loan and Revolving Credit Agreement with First Union National Bank entered into on January 19, 1996, the Company is restricted during the period any loans are outstanding under such agreement from paying dividends on any of its outstanding stock.

Item 6.  Selected Consolidated Financial Data


                                                              [In thousands, except per share data]

                                                                     Y e a r s     e n d e d
                                          January 28,      January 29,      January 30,     January 31,      January 26,
                                             1 9 9 6         1 9 9 5           1 9 9 4        1 9 9 3           1 9 9 2

Operating Data:

   Gross Revenues                         $     31,283     $     31,916     $    17,712     $    15,255      $    15,164

   Operating Expenses                     $     18,340     $     16,115     $    11,355     $     9,911      $     9,903

   Net [Loss] Income                      $     (2,184)    $       (257)    $      (177)    $       252      $       225

   Net [Loss] Income Per
     Common Share                         $       (.16)    $       (.02)    $      (.01)    $       .01      $       .01

   Cash Dividends Per
     Common Share                         $         --     $         --     $        --     $        --      $        --

Balance Sheet Data:

   Cash and Cash Equivalents              $      1,411     $      1,409     $     1,071     $     1,139      $       734

   Total Assets *                         $     19,309     $     21,804     $    20,851     $    17,774      $    17,641

   Total Long-Term Liabilities            $      1,687     $      1,857     $       615     $     1,603      $     1,638

   Total Liabilities                      $      4,225     $      4,538     $     3,328     $     3,225      $     3,343

   Working Capital                        $      1,842     $      1,195     $       287     $       489      $       817

   Stockholders' Equity                   $     15,084     $     17,266     $    17,523     $    14,549      $    14,298

*    At fiscal year end 1996, 1995, 1994, 1993 and 1992, includes $1,221, $3,529, $3,590, $645 and $669 of goodwill.

                                                            13

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

In fiscal 1996, the Company sustained a loss of $2,184,100 compared to losses of $257,100 in 1995 and $176,600 in 1994. The loss for 1996 includes an impairment loss of $2,195,700 from writing down long-lived assets, primarily goodwill. Approximately $171,000 of the impairment loss was in connection with restaurant operations, and $2,024,750 was in connection with the Company's Mr. Cookie Face ("MCF") ice cream operations. The loss is due to the early adoption of Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of," and its effect on the measurement of estimated future cash flows primarily of the ice cream operations which has been impacted by the lack of funds anticipated from an aborted public offering. The fiscal 1995 loss included registration costs of $270,700 which were written off as a result of the Company's inability to complete the offering. Sales decreased by 2% to $31,282,700 in fiscal 1996. 1995 sales of $31,916,200 represented an 80% increase over 1994 primarily due to the MCF expansion. Segment results are summarized below.

Restaurants

The restaurants realized a net loss of $336,300 for fiscal 1996 compared to net income of $184,200 in 1995 and 1994 net income of $271,200. Sales for 1996 were $16,571,300, an increase of $527,600 over 1995 sales of $16,043,700. The improvement can be attributed to a sales increase of $1,334,200 at the Belmar, New Jersey, Lobster Shanty which operated during the entire fiscal 1996 period compared to only three months in fiscal 1995 offset by a loss of sales of $314,600 at the Quakerbridge, New Jersey, LaCrepe restaurant which was sold during fiscal 1995 and by lower sales of $491,900 for the restaurants that operated throughout both years. The extreme winter weather in the Northeast accounts for the majority of the sales decline in these restaurants in fiscal 1996. 1995 sales represented an increase of 4.7% over 1994 sales of $15,317,600.

Gross profit for 1996 was 66.7% of sales, slightly less than 67% in 1995 and 67.3% in 1994. Management was able to offset some of the higher cost of sales by raising menu prices slightly.

Payroll and related expenses were 30.4% of sales in 1996 versus 29.5% in 1995 and 29.1% in 1994. The main components of the increase were salary increases and higher workers' compensation insurance costs. The Company's restaurant servers and busboys are the only employees who earn the minimum wage. In view of the fact that the bulk of such individuals are employed in the Company's New Jersey operations and that New Jersey's minimum wage is almost 20% higher than the federal minimum wage, management does not believe that an increase in the federal minimum wage requirement would adversely impact operations in a material way.

Other operating expenses were 21.7% of sales in 1996 compared to 21% for both 1995 and 1994. The main components of the 1996 increase were increased rent for the Belmar, New Jersey restaurant, higher advertising and promotional costs and increased property and casualty insurance costs. Depreciation and amortization costs increased by $50,000 in 1996 due to capital expenditures. General and administration expenses were $129,000 higher in 1996 versus 1995. The main components of the increase included an increase in group health insurance costs of $70,000 resulting from a year of higher medical claims versus premiums paid and increased payrolls and related expenses of $76,000 resulting from wage increases. General and administrative expenses were essentially the same for 1995 and 1994.

The loss of $54,300 in 1996 from the closing of restaurants resulted from the closing of the Company's Eatontown, New Jersey, La Crepe restaurant. The restaurant was closed for renovations in December when the original 20-year lease with the mall expired. Management executed a new lease with the mall owners and opened the Company's first "Garcia's" Mexican restaurant in April of 1996. The 1995 gain of $76,400 on the sale of restaurants resulted from the sale of the Company's Quakerbridge, New Jersey, La Crepe liquor license and the early termination of the lease. During fiscal 1994, the Company realized a gain of $71,300 from the sale of its Fort Meyers, Florida property.

Interest expense was $13,100 lower in 1996 than 1995 due to debt reduction and 1995 interest expense was $79,000 lower than 1994 because the 1994 interest expense included the early pay-off of the Cocoa Beach, Florida restaurant mortgage. Interest income was $19,500 higher in 1996 than 1995 due to increased amounts of cash available for short-term investments.

The Company operated a total of nine restaurants in all three fiscal years, but ended fiscal 1996 with eight in operation due to the closure of its La Crepe restaurant in December. However, that restaurant opened in April 1996 as the Company's first "Garcia's" restaurant.

Mister Cookie Face ("MCF")

MCF sustained a net loss of $1,847,800 for fiscal 1996 compared to losses of $441,400 in 1995 and $447,900 in 1994. Sales were $14,711,300 for fiscal 1996 compared to  $15,872,600  for 1995 and  $2,394,800 in 1994. The decrease in 1996 sales resulted primarily from increased competition from several new novelty ice cream products, and due to a shortage of capital, a reduction in the payment of slotting fees to purchase space in supermarket display cases as well as the extreme winter weather in the Northeast. The increase in sales for 1995 over 1994 resulted primarily because MCF was only in operation for seven months in 1994.

The core  six-pack  sandwich  business  decreased  during  fiscal 1996.  Two new products introduced during fiscal 1996, Club Pack (12-pack of three flavors designed for club stores such as the Price Club) and Feature Flavor (a variety of six-packs designed to minimize slotting fees) met with limited success. MCF also repackaged its singles product (individually wrapped ice cream sandwiches offered in a variety of flavors designed for convenience stores) in order to improve its marketability. Subsequent to the 1996 year-end, MCF entered into an agreement with one of its ice cream suppliers whereby the supplier will produce and ship a new MCF product, "The Pail," which consists of one and one-half quarts of ice cream to be offered in ten different flavors. "The Pail" was recently introduced into a few markets in order to determine customer acceptance.

In May 1995, the Mister Cookie Face restaurant opened. However, due to disappointing sales, the restaurant closed in September 1995. The restaurant lost $160,700 during fiscal 1996.

Gross profit was 35% of sales in 1996 versus 33% in 1995 and 38% in 1994. Lower ice cream costs and modest price increases in selective markets more than offset increased packaging and labor costs and higher promotional price discounts given to supermarket chains. 1995's gross profit was lower than 1994 because of higher promotional discounts.

Other operating expenses were 23.7% of sales in 1996 compared to 27.9% and 34% for the prior two years. The 1996 improvement consists mainly of decreases of $545,500 in slotting fees and $398,000 in advertising costs. A radio advertising campaign run during fiscal 1995 was not repeated in 1996. The improvement in 1995 versus 1994 was due primarily to the large increase in sales volume. Depreciation and amortization expenses increased by $80,400 in 1996 due to plant capital expenditures and equipment purchases and improvements and asset purchases incurred at the MCF restaurant. 1995 increased by $170,000 over 1994 primarily due to the amortization of the goodwill resulting from the Company's purchase of MCF. General and administrative expenses increased by $250,000 in 1996 primarily due to increased salaries and benefits of $119,000, higher travel and entertainment costs of $22,000 due to efforts to introduce MCF products to new markets including overseas, higher plant utility costs of $35,000 and $20,000 in additional bank fees due to financing costs. In 1995, administrative expenses increased by $272,000 over 1994 due to the fact that MCF operated for five additional months in fiscal 1995. Frank Koenemund, in connection with the Company's acquisition of MCF in July 1993, executed an approximately four and one-half year employment contract with MCF (through January 31, 1998, since extended to January 31, 2001) agreeing to serve as President and Chief Executive Officer and to devote at least 90% of his working time to such duties. Pursuant to his employment contract, as amended effective October 30, 1995, Mr. Koenemund is now compensated at an annual salary of $150,000 and is also entitled to an annual bonus equal to the following percentages of MCF's pre-tax income (excluding extraordinary expense) provided that no losses from any fiscal period will be carried over to reduce profits in any other fiscal period.

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

Based on the bonus formula, Mr. Koenemund earned a bonus of $54,253 for fiscal 1996. He did not earn a bonus in either of the two previous years.

As previously stated, the Company adopted SFAS No. 121 effective for fiscal 1996. Based on forecasted nine-year discounted cash flows and taking into consideration the Company's inability to expand MCF's markets and products as originally planned, due to the failure to complete the proposed public offering, the Company recorded an impairment loss of $2,024,700 from writing down MCF goodwill.

Interest expense increased by $8,000 in fiscal 1996 as compared to fiscal 1995, due to borrowings used for working capital needs.

Liquidity and Capital Resources

The Company's ratio of current assets to current liabilities was 1.73:1 at January 28, 1996, compared to 1.45:1 and 1.11:1 for the previous two years. Working capital was $1,842,400 at January 28, 1996 compared to $1,195,200 and $286,500 at the conclusion of each of the prior two years. Net cash flows from financing activities were a negative $174,000 in 1996 resulting from debt proceeds offset by debt repayment. Debt proceeds included a $350,000 three-year loan (part of a $625,000 loan which includes old debt) which has been used to finance a portion of the "Garcia's" renovation. In January 1996, the Company reached an agreement with its primary bank to restructure debt. The $2,000,000 revolving line of credit was split into two parts, a $1,000,000 five-year term loan at 7.5% and a $1,000,000 line of credit at LIBOR +2% due in May 1997. Net investing activities in 1996 were a negative $872,900 resulting from capital expenditures which included outlays for restaurant improvements and equipment of $558,500 and $314,400 for MCF equipment and the MCF restaurant. Net cash from operating activities was $1,049,200. Changes in operating assets included a $129,000 increase in inventories primarily due to slow sales resulting from the severe winter weather and an increase of $111,000 in accounts receivable from the ice cream operation. The material change in operating liabilities was a $92,000 decrease in accounts payable and accrued expenses reflecting the weak winter sales. In fiscal 1995, net cash flows from financing activities were $956,000 resulting from net bank borrowings while investing activities were a negative $1,124,600 resulting from capital expenditures of $465,900 for the restaurants and $501,400 at MCF and the acquisition of a restaurant offset by proceeds from the sale of another restaurant. Changes in operating assets and liabilities in 1995 included a $749,000 increase in inventories due to increased sales volume at MCF, a $246,000 decrease in other assets and a $253,000 increase in accounts payable and accrued expenses due to increased sales volumes. During fiscal 1994, net cash flows from financing activities were a negative $933,400 including the early pay-off of a restaurant mortgage of $854,700. Capital expenditures included $742,300 for restaurants and $363,100 for MCF. Material changes in operating assets and liabilities in 1994 included an increase in inventories of $245,400 due to the acquisition of MCF, an increase in other assets of $277,800 resulting from equipment deposits and prepaid registration costs and an increase of $540,600 in accounts payable and accrued expenses due to the acquisition of MCF.

Subsequent to the year ended January 28, 1996, the Company drew down an additional $300,000 from its line of credit leaving an available balance of $575,000. Additionally, the Company has $350,000 available in a line of credit secured by its Toms River, New Jersey restaurant.

Management anticipates that funds from operations, the $1,000,000 credit line and the $350,000 line will be sufficient to meet obligations in fiscal 1997, including routine capital expenditures. The expenditures necessary to open "Garcia's" estimated at approximately $633,000 was paid with existing cash and $350,000 in proceeds from the new three-year term loan.

Inflation

It is not possible for the Company to predict with any accuracy the effect of inflation upon the results of its operations in future years. The price of food is extremely volatile and projections as to its performance in the future vary and are dependent upon a complex set of factors. The Company is currently experiencing food and paper cost increases due to supply shortages.

Item 8.    Financial Statements and Supplementary Data

                                               INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of Chefs International, Inc.
   Point Pleasant, New Jersey



                  We have audited the accompanying consolidated balance sheets of Chefs International, Inc. and its subsidiaries as of January 28, 1996 and January 29, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 28, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chefs International, Inc. and its subsidiaries as of January 28, 1996 and January 29, 1995, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 28, 1996, in conformity with generally accepted accounting principles.

                  As discussed in the accompanying notes to the financial statements, for the year ended January 28, 1996, the Company adopted a new accounting standard promulgated by the Financial Accounting Standards Board, changing its method of accounting for impairment of long-lived assets and goodwill relating to those assets.







                                                 MORTENSON AND ASSOCIATES, P. C.
                                                   Certified Public Accountants.

Cranford, New Jersey March 22, 1996, except as to Note 17, for which the date is March 28, 1996

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
- - ---------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
- - --------------------------------------------------------------------



                                                                                      January 28,         January 29,
                                                                                         1 9 9 6             1 9 9 5

Assets:
Current Assets:
   Cash and Cash Equivalents                                                          $     1,411,154     $     1,408,957
   Investments                                                                                350,000             100,000
   Accounts Receivable [Net of Allowance of $15,000
     and $3,878, Respectively]                                                                494,326             383,138
   Miscellaneous Receivables                                                                  102,714             128,675
   Inventories                                                                              1,890,309           1,761,273
   Prepaid Expenses                                                                           131,235              93,705
                                                                                      ---------------     ---------------

   Total Current Assets                                                                     4,379,738           3,875,748
                                                                                      ---------------     ---------------

Property, Plant and Equipment - At Cost                                                    19,032,083          19,065,295

Less:  Accumulated Depreciation                                                             6,543,545           6,111,219
                                                                                      ---------------     ---------------

   Property, Plant and Equipment - Net                                                     12,488,538          12,954,076
                                                                                      ---------------     ---------------

Other Assets:
   Investments                                                                                356,000             606,000
   Goodwill - Net                                                                           1,221,448           3,528,859
   Liquor Licenses - Net                                                                      752,347             777,031
   Due from Employees                                                                           5,818              12,529
   Due from Related Parties                                                                    11,782                  --
   Deposits and Other Assets                                                                   92,954              49,575
                                                                                      ---------------     ---------------

   Total Other Assets                                                                       2,440,349           4,973,994
                                                                                      ---------------     ---------------

   Total Assets                                                                       $    19,308,625     $    21,803,818
                                                                                      ===============     ===============


See Notes to Consolidated Financial Statements.


CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
- - -------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
- - --------------------------------------------------------------------



                                                                                      January 28,         January 29,
                                                                                         1 9 9 6             1 9 9 5

Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable                                                                   $     1,105,537     $     1,471,349
   Accrued Payroll                                                                            144,487             172,240
   Accrued Expenses                                                                           563,768             351,781
   Notes and Mortgages Payable to Banks                                                       408,500             333,000
   Capital Lease Obligations - Current                                                         86,344              93,286
   Other Liabilities                                                                          228,695             258,920
                                                                                      ---------------     ---------------

   Total Current Liabilities                                                                2,537,331           2,680,576
                                                                                      ---------------     ---------------

Long-Term Debt:
   Due to Related Party                                                                        74,857                  --
   Notes and Mortgages Payable to Banks                                                     1,341,500           1,500,000
   Capital Lease Obligations - Long-Term                                                      188,797             275,141
                                                                                      ---------------     ---------------

   Total Long-Term Debt                                                                     1,605,154           1,775,141
                                                                                      ---------------     ---------------

Other Liabilities                                                                              82,396              82,396
                                                                                      ---------------     ---------------

Commitments and Contingencies                                                                      --                  --
                                                                                      ---------------     ---------------

Stockholders' Equity:
   Capital Stock - Common, $.01 Par Value, Authorized
     50,000,000 Shares; Issued and Outstanding 13,466,243
     and 13,459,576, Respectively                                                             134,662             134,595

   Additional Paid-in Capital                                                              32,214,707          32,212,586

   Accumulated [Deficit]                                                                  (17,265,625)        (15,081,476)
                                                                                      ---------------     ---------------

   Total Stockholders' Equity                                                              15,083,744          17,265,705
                                                                                      ---------------     ---------------

   Total Liabilities and Stockholders' Equity                                         $    19,308,625     $    21,803,818
                                                                                      ===============     ===============



See Notes to Consolidated Financial Statements.



CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
- - ---------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
- - ---------------------------------------------------------------------
                                                                                      For the years ended
                                                                  January 28,         January 29,         January 30,

                                                                     1 9 9 6            1 9 9 5             1 9 9 4
SALES                                                                 $ 31,282,207      $ 31,916,257         $ 17,712,293

 Cost of Goods Sold                                                      15,014,719         15,920,043           6,485,019
                                                                  ----------------    ---------------     ---------------

   Gross Profit                                                         16,267,988         15,996,214          11,227,274
                                                                  ----------------    ---------------     ---------------

Operating Expenses [Income]:
   Payroll and Related Expenses                                          5,134,832          4,734,671           4,455,080
   Other Operating Expenses                                              7,077,456          7,819,627           4,074,802
   Depreciation and Amortization                                         1,372,826          1,241,949           1,036,010
   Suspended Registration Expenses                                              --            270,750                  --
   General and Administrative Expenses                                   2,504,577          2,125,045           1,860,207
   Loss [Gain] on Closing and Sale of Restaurants                           54,355            (76,467)            (71,318)
   Impairment Loss of Long-Lived Assets                                  2,195,750                 --                  --
                                                                  ----------------    ---------------     ---------------

   Total Operating Expenses                                             18,339,796         16,115,575          11,354,781
                                                                  ----------------    ---------------     ---------------

   [Loss] from Operations                                               (2,071,808)          (119,361)           (127,507)
                                                                  ----------------    ---------------     ---------------

Other Income [Expense]:
   Interest Expense                                                       (205,301)          (210,586)           (144,725)
   Interest Income                                                          92,960             72,817              95,568
                                                                  ----------------    ---------------     ---------------

   Total Other [Expense] - Net                                            (112,341)          (137,769)            (49,157)
                                                                  ----------------    ---------------     ---------------

   [Loss] Before Income Taxes                                           (2,184,149)          (257,130)           (176,664)

Provision for Income Taxes                                                      --                 --                  --
                                                                  ----------------    ---------------     ---------------

   Net [Loss]                                                     $     (2,184,149)   $      (257,130)    $      (176,664)
                                                                  ================    ===============     ===============

   Net [Loss] Per Share                                           $           (.16)   $          (.02)    $          (.01)
                                                                  ================    ===============     ===============


See Notes to Consolidated Financial Statements.



CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
- - -----------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
- - -------------------------------------------------------------------------




                                                              Capital       Additional                            Total
                                            Number             Stock          Paid-in        Accumulated      Stockholders'
                                           of Shares         Par Value        Capital         [Deficit]          Equity

 Balance - January 31, 1993                  12,458,389  $       124,584  $    29,072,596  $     (14,647,682) $   14,549,498

   Common Stock Issued in
     Connection with Acquisition             1,000,000           10,000        3,139,990                 --       3,149,990

   Common Stock Issued - 3:1
     Split Fractional Shares                     1,082               10               --                 --              10

   Net [Loss] for the Year                          --               --               --           (176,664)       (176,664)
                                        --------------  ---------------  ---------------  -----------------  --------------

Balance - January 30, 1994                  13,459,471          134,594       32,212,586        (14,824,346) $   17,522,834

   Common Stock Issued - 3:1
     Split Fractional Shares                       105                1               --                 --               1

   Net [Loss] for the Year                          --               --               --           (257,130)       (257,130)
                                        --------------  ---------------  ---------------  -----------------  --------------

Balance - January 29, 1995                  13,459,576          134,595       32,212,586        (15,081,476)     17,265,705

   Common Stock Options
     Exercised                                   6,667               67            2,121                 --           2,188

   Net [Loss] for the Year                          --               --               --         (2,184,149)     (2,184,149)
                                        --------------  ---------------  ---------------  -----------------  --------------

Balance - January 28, 1996                  13,466,243  $       134,662  $    32,214,707  $     (17,265,625) $   15,083,744
                                        ==============  ===============  ===============  =================  ==============


See Notes to Consolidated Financial Statements.



CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
- - --------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
- - ------------------------------------------------------------------------------


                                                                                      For the years ended
                                                                  January 28,         January 29,         January 30,
                                                                      1 9 9 6            1 9 9 5             1 9 9 4

Operating Activities:
   Net [Loss]                                                     $     (2,184,149)   $      (257,130)    $      (176,664)
                                                                  ----------------    ---------------     ---------------
   Adjustments to Reconcile Net [Loss] to Net Cash
     Provided by Operating Activities:
     Depreciation and Amortization                                       1,372,826          1,241,949           1,036,010
     Loss on Asset Disposals                                                 2,512              3,225             129,477
     Loss [Gain] on Closing and Sale of Restaurants                         54,355            (76,467)            (71,318)
     Impairment Loss of Long-Lived Assets                                2,195,750                 --                  --

   Changes in Assets and Liabilities:
     [Increase] Decrease in:
       Inventories                                                        (129,036)          (748,915)           (245,414)
       Prepaid Expenses                                                    (37,530)            25,621             (26,477)
       Other Assets                                                        (48,450)           246,948            (277,870)
       Accounts Receivable                                                (111,188)           154,663             (59,540)
       Miscellaneous Receivable                                             25,961            (28,571)             11,349

     Increase [Decrease] in:
       Accounts Payable                                                   (365,812)           143,238             446,341
       Accrued Expenses and Other Liabilities                              274,009            110,550              94,290
                                                                  ----------------    ---------------     ---------------

     Total Adjustments                                                   3,233,397            762,915           1,036,848
                                                                  ----------------    ---------------     ---------------

     Net Cash - Operating Activities                                     1,049,248            505,785             860,184
                                                                  ----------------    ---------------     ---------------

Investing Activities:
   Capital Expenditures                                                   (872,953)          (955,902)         (1,105,389)
   Proceeds from Sale of Restaurant                                             --            211,273             895,897
   Payment Received on Mortgage Receivables                                     --                 --             104,495
   Sale or Redemption of Investments                                            --            347,000             297,000
   Purchase of Investments                                                      --           (460,000)           (146,000)
   Loans to Acquired Company Prior to Acquisition                               --                 --            (100,000)
   Purchase of Subsidiary - Cash Acquired                                       --                 --              59,696
   Acquisition of Restaurant                                                    --           (267,008)                 --
                                                                  ----------------    ---------------     ---------------

   Net Cash - Investing Activities                                        (872,953)        (1,124,637)              5,699
                                                                  ----------------    ---------------     ---------------

Financing Activities:
   Repayment of Debt                                                    (1,701,286)        (1,294,270)         (1,178,474)
   Proceeds from Debt                                                    1,525,000          2,250,618             245,000
   Proceeds from Exercise of Stock Options                                   2,188                 --                  --
                                                                  ----------------    ---------------     ---------------

   Net Cash - Financing Activities                                        (174,098)           956,348            (933,474)
                                                                  ----------------    ---------------     ---------------

   Net Increase [Decrease] in Cash and
     Cash Equivalents - Forward                                   $          2,197    $       337,496     $       (67,591)



See Notes to Consolidated Financial Statements.


                                                            23




CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
- - -------------------------------------------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
- - -------------------------------------------------------------------------------------------------------------------


                                                                                      For the years ended
                                                                  January 28,         January 29,         January 30,
                                                                      1 9 9 6            1 9 9 5             1 9 9 4

   Net Increase [Decrease] in Cash and Cash
     Equivalents - Forwarded                                      $          2,197    $       337,496     $       (67,591)

Cash and Cash Equivalents - Beginning of Years                           1,408,957          1,071,461           1,139,052
                                                                  ----------------    ---------------     ---------------

   Cash and Cash Equivalents - End of Years                       $      1,411,154    $     1,408,957     $     1,071,461
                                                                  ================    ===============     ===============

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the years for:
     Interest                                                     $        197,752    $       202,400     $       139,536
     Income Taxes                                                 $             --    $            --     $         6,500

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
   As of June 30, 1993, the Company acquired all of the outstanding common stock of Mister Cookie Face for 1,000,000 shares of its common stock in a business combination accounted for as a purchase.

   During fiscal 1994, the Company acquired $139,052 of equipment which was financed through capital leases.

   During fiscal 1996, the Company acquired equipment from a director/employee for an interest free note valued at $74,857.



See Notes to Consolidated Financial Statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - --------------------------------------------------------------------------------



[1] Nature of Operations and Summary of Significant Accounting Policies

The Company is involved in two businesses, the restaurant business and the manufacturing and sale of ice cream products. The Company operated eight and nine seafood restaurants at January 28, 1996 and January 29, 1995, respectively. The restaurants are generally operated under the tradename of Lobster Shanty and are located in New Jersey and Florida. The Company's ice cream operations are located in New Jersey where ice cream products are manufactured. Products are generally sold to retailers throughout the United States.

Segment information for fiscal 1996, 1995 and 1994 are as follows:

                                                                        Ice Cream
Fiscal 1996                                        Restaurants           Products             Total
- - -----------                                        -----------           --------             -----

Sales                                              $    16,571,357     $    14,711,350    $     31,282,707
Operating [Loss]                                          (382,806)         (1,689,002)         (2,071,808)
Assets                                                  15,920,320           3,388,305          19,308,625
Depreciation and Amortization                              990,867             381,958           1,372,826
Capital Expenditures                                       530,382             342,571             872,953

Fiscal 1995

Sales                                              $    16,043,702     $    15,872,555    $     31,916,257
Operating Income [Loss]                                    170,468            (289,829)           (119,361)
Assets                                                  16,317,017           5,486,801          21,803,818
Depreciation and Amortization                              940,435             301,514           1,241,949
Capital Expenditures                                       420,160             535,742             955,902

Fiscal 1994

Sales                                              $    15,317,592     $     2,394,700    $     17,712,293
Operating Income [Loss]                                    211,792            (339,299)           (127,507)
Assets                                                  16,197,304           4,511,148          20,708,452
Depreciation and Amortization                              993,649              42,361           1,036,010
Capital Expenditures                                       742,287             363,102           1,105,389

Principals of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.


Concentrations of Credit Risk - The Company's ice cream business has accounts receivable in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. Management believes risk of loss is limited.

The Company maintains cash balances at several financial institutions in New Jersey and Florida. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured cash balances totaled approximately
$1,502,000   and   $1,473,000  at  the  end  of  fiscal  years  1996  and  1995, respectively.

The Company also maintains a highly liquid money market account which is classified as a cash equivalent. These investments, which all mature in three months or less, are uninsured. Balances in this account totaled $46,602 and $4,552 at the end of fiscal year 1996 and 1995, respectively.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
- - ----------------------------------------------------------------------------



[1] Summary of Significant Accounting Policies [Continued]

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.

Investments - Investments consist solely of certificates of deposit stated at cost, which approximates market value and are classified as current or long-term based on maturities at the balance sheet date.

Inventories - Inventories consist of food, beverages and supplies for the restaurant operations and raw materials and finished goods for the ice cream manufacturing and distribution operation. Inventories are stated at the lower of cost [determined by the first-in, first-out method] or market.

Property, Plant and Equipment and Depreciation - Plant and equipment are carried at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the assets using the straight-line method. The costs of maintenance and repairs are expensed as incurred, whereas significant betterments and renewals are capitalized.

Goodwill - Goodwill represents cost in excess of fair value of property acquired and is being amortized over estimated useful lives ranging from 10 to 40 years under the straight-line method.

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

Effective  for fiscal  1996,  the  Company has adopted  Statement  of  Financial
Accounting Standards ['SFAS"] No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" [See Note 4].

Liquor Licenses - Liquor licenses are amortized over 40 years under the straight-line method.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

Advertising - The Company expenses advertising costs as incurred. Advertising costs for fiscal 1996, 1995 and 1994 were $1,798,545 $2,222,362 and $584,403, respectively.

[2] Inventories

Inventories consist of the following:

                                                    January 28,         January 29,
                                                      1 9 9 6             1 9 9 5
Raw Materials                                      $       412,468     $       539,159
Finished Goods                                           1,477,841           1,222,114
                                                   ---------------     ---------------

   Totals                                          $     1,890,309     $     1,761,273
   ------                                          ===============     ===============



CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
- - --------------------------------------------------------------------------------


[3] Property, Plant and Equipment

The classification of property, plant and equipment together with their estimated useful lives is as follows:

                                                     January 28,         January 29,             Estimated
                                                       1 9 9 6             1 9 9 5               Useful Life

Land                                                $       2,335,026  $       2,335,026                 N/A
Buildings and Improvements                                 12,547,356         12,531,683            20 - 40 Years
Leasehold Improvements                                        716,476            886,210            Term of Lease
Furniture and Equipment                                     2,838,405          2,699,873            5 - 10 Years
China, Glassware and Utensils                                  88,147            105,830                  *
Equipment Held Under Capital Leases                           506,673            506,673            5 - 10 Years
                                                    -----------------  -----------------

   Totals                                           $      19,032,083  $      19,065,295
   ------                                           =================  =================

*    Carried at original cost for each restaurant.  All replacement purchases are charged to expense as incurred.

Accumulated depreciation for equipment held under capital leases was $130,506 and $76,163 at January 28, 1996 and January 29, 1995, respectively, and the related depreciation expense was $54,343, $53,126 and $12,990 for fiscal 1996, 1995 and 1994, respectively.

In June 1993, the Company sold a former restaurant located in Fort Myers, Florida for $896,000 resulting in a gain of $71,318. The net cash proceeds were used to pay off a mortgage on another restaurant owned by the Company.

In September 1994, the Company sold a former restaurant located in Quakerbridge, New Jersey for $211,273 resulting in a gain of $76,467.

In November 1995, the Company licensed the rights to the "Garcia's" tradename for a six-county area in Central New Jersey. Consideration will be 3% of sales as generated.

In December 1995, the "La Crepe" Restaurant in Eatontown, New Jersey was closed for renovations. It is expected to reopen in April 1996 under the tradename "Garcia's". A loss of $54,355 was recognized on the closing. Management estimates the entire project will cost $633,000, of which $165,000 was expended at the end of fiscal 1996.

[4] Intangible Assets

As of the end of fiscal 1996 and 1995, intangible assets consist of:

                                                                                             Liquor
Fiscal 1996                                                             Goodwill             Licenses
Cost                                                                   $    1,998,875     $       987,307
Less:  Accumulated Amortization                                               777,427             234,960
                                                                       --------------     ---------------

   Net                                                                 $    1,221,448     $       752,347
   ---                                                                 ==============     ===============

Fiscal 1995

Cost                                                                   $    4,123,453     $       987,307
Less:  Accumulated Amortization                                               594,594             210,276
                                                                       --------------     ---------------

   Net                                                                 $    3,528,859     $       777,031
   ---                                                                 ==============     ===============

Amortization  expense is $207,517,  $202,581 and $135,756 for fiscal 1996,  1995 and 1994, respectively.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
- - --------------------------------------------------------------------------------


[4] Intangible Assets [Continued]

During the fourth quarter of fiscal 1996, the Company adopted SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company recorded an impairment loss of $2,195,750 from writing down goodwill and property and equipment. Facts and circumstances leading to the impairment loss consist primarily of the application of the measurement techniques of SFAS No. 121 to the cash flows of the Company's ice cream operations due to its inability to expand its markets and products as previously planned [See Note 17]. In addition, approximately $171,000 was written down in connection with restaurant operations.

Fair value was determined for the ice cream operations through estimating the fair value of ice cream manufacturing equipment, leasehold improvements and the product trade name and trade mark using discounted cash flows. For the restaurants, fair value was generally determined through estimating the fair value of real property and liquor licenses based on the prices of similar assets and appraisals.

The impairment loss recorded is the difference between these estimated fair values and the carrying values of the ice cream operations and the individual restaurants.

A significant assumption for the cash flows forecast is a nine year period for ice cream operations.

[5] Notes and Mortgages Payable

Notes and mortgages payable as of the end of fiscal 1996 and 1995, are as follows:

As of January 28, 1996

Note Payable, Due November 15, 2000, at 7.51% fixed,
collateralized by real estate                                     $    1,000,000

Note Payable, Due November 15, 1998, at 7.51%
fixed, collateralized by real estate                                    625,000

Revolving Credit, Due May 31, 1997, at LIBOR + 2%,
collateralized by all corporate assets                                   125,000

Total                                                                  1,750,000
Less:  Current Portion                                                   408,500

   Total Long-Term Debt                                             $  1,341,500
   --------------------                                           ==============

As of January 29, 1995

Line of Credit, Due February 25, 1996, at prime plus
   1-1/8%, collateralized by all corporate assets                 $    1,225,000

Note Payable, Due November 25, 1995, at prime plus
   1%, collateralized by real estate                                     233,000

Note Payable, Due February 1, 1996 at prime,
   collateralized by real estate                                         225,000

Note Payable, Due September 30, 1997 at prime plus
   1%, collateralized by real estate                                     150,000

Total                                                                  1,833,000
Less:  Current Portion                                                   333,000

   Total Long-Term Debt                                           $    1,500,000
   --------------------                                           ==============

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
- - --------------------------------------------------------------------------------



[5] Notes and Mortgages Payable [Continued]

Availability under the revolving credit, and an additional $350,000 line of credit, at January 28, 1996 was $1,225,000. The Company borrowed an additional $300,000 under the line subsequent to January 28, 1996.

The note and mortgage payables are due in periodic installments through the due dates.

At January 28, 1996, annual maturities of debt are as follows:

1997                                                             $      408,500
1998                                                                    533,500
1999                                                                    408,000
2000                                                                    200,000
2001                                                                    200,000
Thereafter                                                                   --
                                                                  --------------

   Total                                                          $    1,750,000
   -----                                                          ==============

All of the above obligations are due to the same financial institution.

The loan covenant governing the borrowings includes, among other items, requirements to maintain certain working capital and tangible net worth amounts and restrictions on dividends.

[6] Capital Lease Obligations

The Company leases machinery and equipment under capital leases expiring in 2000. Future minimum payments by the Company under capital leases consist of the following at January 28, 1996:

Payments Due in Fiscal:

       1997                                                       $      105,353
       1998                                                               91,404
       1999                                                               91,404
       2000                                                               24,254
       Thereafter                                                            --
                                                                  --------------

       Total Minimum Lease Payments                                      312,415
       Amount Representing Interest                                       37,274

       Present Value of Minimum Lease Payment                            275,141
       Less:  Current Portion                                             86,344

       Capital Lease Obligations - Long-Term                      $      188,797
       -------------------------------------                      ==============

[7] Transactions with Related Parties

A principal stockholder of the Company is the principal owner of a partnership which leases the Vero Beach Restaurant to the Company. The lease for Vero Beach is on a month-to-month basis and requires monthly payments of $10,000. Total rent expense was $120,000 for fiscal 1996, 1995 and 1994.

The Company purchased restaurant equipment from an employee/director for an interest free note which has been discounted at 7-1/2% to a value of $74,857.

Loans have been made to two directors for a total outstanding balance at January 28, 1996 of $11,782. Principal and interest payments are made on a regular basis with interest at 6%.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
- - -------------------------------------------------------------------------------



[8] Commitments

The Company leases restaurant, office and storage facilities, and equipment under operating leases expiring at various times through the year 2008.

Minimum future rental payments under noncancelable operating leases as of January 28, 1996, are as follows:

Year ending
   January

     1997                                                         $      396,778
     1998                                                                388,356
     1999                                                                234,161
     2000                                                                131,687
     2001                                                                106,250
     There                                                               583,313
                                                                 --------------

       Total Minimum Future Rentals                              $    1,840,545
       ----------------------------                              ==============

Rent expense was $483,555, $363,947 and $284,618 for fiscal 1996, 1995 and 1994, respectively.

The Company has employment agreements with three employee/directors for annual amounts ranging from $87,000 to $150,000 for periods of three to five years. Total payments under the agreements over the next five years are $1,461,000. Two of the agreements provide for lump sum payments in the event of the termination of the employee/directors without cause or a change in control of the Company, as defined, for a portion of the unexpired term of the contracts.

Another agreement provides for a director/employee to receive a percentage of the profits of the ice cream business, based on a scale from 10% to 2.5% of profits, as defined. Payments under the agreement amounted to $54,253, $-0- and $-0- for fiscal 1996, 1995 and 1994, respectively.

The Company has an agreement with a director/employee which provides for the payment of $20,000/year upon retirement. The amount has been partially insured with a life insurance contract owned by the Company. The net amount is shown as other liabilities.

In October 1995, the Company entered into a consulting agreement with a corporation controlled by a director. This corporation will provide marketing, advertising and promotional services through January 1999 for a fee of $3,000 per month.

[9] Earnings Per Share

Earnings [loss] per share are based on weighted average number of shares outstanding of 13,463,349, 13,459,576 and 13,010,156 for fiscal years 1996, 1995 and 1994, respectively. The effect of options or warrants is anti-dilutive for fiscal years 1996, 1995 and 1994.

[10] Stock Options

In June of 1982, the Company's Board of Directors adopted an incentive stock option plan for key employees which was subsequently approved by the Company's stockholders. All incentive options granted under the plan were intended to qualify as incentive stock options under Section 422A of the Internal Revenue Code. Under the plan, an aggregate of 166,667 shares of common stock were reserved for issuance. Options may be exercised over a period of five or ten years from the date of grant and expire in 1996, 1999 and 2000.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
- - --------------------------------------------------------------------------------



[10] Stock Options [Continued]

In October 1994, the stockholders approved the grant of 650,000 non-qualified options to four directors to purchase the Company's stock at $1.25 per share. The options are for five years.

In October 1995, the stockholders approved the grant of 900,000 non-qualified options to two directors to purchase the company stock at $1.00 per share. The options are for five years.

In July 1995, one individual exercised options to buy 6,667 shares of stock at the option price of $.328 per share. An additional option to buy 1,667 shares was canceled during the fiscal year.

The following is a summary of both incentive and non-qualified options:

                                                                              Shares Under Options
                                                                ----------------------------------
                                                                  1 9 9 6           1 9 9 5          1 9 9 4
                                                                  -------           -------          -------

Outstanding, beginning of year                                         805,334          156,334          156,334
Granted or Sold during the year                                        900,000          650,000               --
Canceled during the year                                                (1,667)          (1,000)              --
Exercised during the year                                               (6,667)              --               --
                                                               ---------------   --------------   --------------

   Outstanding, end of year [Option prices range
     from $.328 to 1.25]                                             1,697,000          805,334          156,334
     -------------------                                       ===============   ==============   ==============

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

The significant components of deferred tax assets and liabilities are as follows:

                                                                 January 28,      January 29,
                                                                   1 9 9 6          1 9 9 5

Deferred Tax Assets:
   U.S. Federal Tax Loss Carryforwards                         $     5,118,000   $    5,335,000
   Impairment Loss                                                     880,000               --
                                                               ---------------   --------------

   Gross Deferred Tax Asset                                          5,998,000        5,335,000
   Less:  Valuation Allowance                                        5,062,000        4,677,000
                                                               ---------------   --------------

     Net Deferred Tax Assets                                   $       936,000   $      658,000
     -----------------------

Deferred Tax Liability:
   Depreciation                                                        936,000          658,000
                                                               ---------------   --------------

     Net Deferred Taxes                                        $            --   $           --
     ------------------                                        ===============   ==============

The valuation allowance at the end of both years reduces the deferred tax asset. net of the deferred tax liability to zero. The net change in the valuation allowance of $385,000 is primarily due to an increase to offset the gross amount from the non-deductible impairment loss in the current year.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
- - --------------------------------------------------------------------------------



[11] Income Taxes [Continued]

The Company has available at January 28, 1996, operating loss carryforwards as follows:

       Year of                                             Unused Operating
      Expiration                                          Loss Carryforwards

         1998                                                 $       289,544
         1999                                                       1,217,240
         2000                                                       2,341,860
         2001                                                       1,838,179
         2002                                                       1,509,463
         2003                                                       2,072,345
         2004                                                       2,942,316
         2005                                                         472,062
         2009                                                         118,411
         2010                                                         285,130
                                                              ---------------

             Totals                                           $    13,086,550
             ------                                           ===============

[12] Fair Value

The following table summarizes the carrying amount and estimated fair value of the Company's significant financing instruments, all of which are held for non-trading purposes.

                              January 28, 1996                  January 29, 1995
                      Carrying        Estimated        Carrying        Estimated
                      Amount         Fair Value        Amount         Fair Value


Long-Term Debt  $    1,341,500  $     1,341,500  $    1,500,000  $     1,404,000

In assessing the fair value of financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash and cash equivalents, trade receivables and payables, related party receivables and payables, and short-term debt, it was assumed that the carrying amount approximated fair value for the majority of these instruments because of their short maturities.

[13] 52-53 Week Year

The Company's year end is the last Sunday in January. The statements of operations are comprised of a 52-week year for fiscal 1996, 1995 and 1994.

[14] New Authoritative Pronouncements

The FASB has issued SFAS No. 123, "Accounting for Stock-Based Compensation," in October 1995. SFAS No. 123 uses a fair value based method of accounting for stock options and similar equity instruments as contrasted to the intrinsic value based method of accounting prescribed by Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has not decided if it will adopt SFAS No. 123 or continue to apply APB Opinion No. 25 for financial reporting purposes. SFAS No. 123 will have to be adopted for financial note disclosure purposes in any event. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995; the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
- - -------------------------------------------------------------------------------



[15] Acquisitions

On July 14, 1993, the Company acquired Mister Cookie Face for 1,000,000 shares of its common stock as of June 30, 1993, in a business combination accounted for as a purchase. The purchase price of $3,150,000 exceeded the fair value of the net assets acquired by $3,056,626, which is being amortized over 9 years under the straight-line method, after write-down for impairment [See Note 4]. The results of operations of Mister Cookie Face, Inc. are included in the consolidated statements of operations from July 1, 1993 onward.

Pro forma information as if the purchase had been made at the beginning of the fiscal year is as follows:

                                   January 30,
                                     1 9 9 4

Sales                                                         $    18,863,374
                                                              ===============

[Loss] Before Extraordinary Item                              $      (159,443)
                                                              ===============

Net [Loss]                                                    $      (159,443)
                                                              ===============

Earnings [Loss] Per Share                                     $          (.01)
                                                              ===============

On October 28, 1994, the Company purchased a liquor license and trade name from a restaurant in New Jersey. The purchase price of $267,008 exceeded the fair value of the assets acquired by $117,008, which is being amortized over 3 years under the straight-line method, after adjustment for impairment.

[16] Capital Transactions

On June 8, 1993, the Company effected a one-for-three reverse stock split of its outstanding common stock, .01 par value, without changing the par value of the common stock. All share data has been adjusted to reflect this change.

[17] Registration Statement and SEC Investigation

In September 1993, the Company filed a registration statement which was subsequently withdrawn on March 28, 1996. The Company incurred approximately $270,750 in registration costs which were written off in fiscal 1995.





                          .   .   .   .   .   .   .   .   .   .   .   .   .   .

                           INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTAL SCHEDULE


To the Stockholders and Board of Directors of Chefs International, Inc.
   Point Pleasant, New Jersey

                  Our report on the consolidated financial statements of Chefs International Inc. and its subsidiaries is included on page F-1 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related accompanying financial statement Schedule II -Valuation and Qualifying Accounts.

                  In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.







                                               MORTENSON AND ASSOCIATES, P. C.
                                               Certified Public Accountants.
Cranford, New Jersey
March 22, 1996

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
- - --------------------------------------------------------------------


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
- - ----------------------------------------------------------------




                                                                                Additions
                                                    Balance at       Charged       Charged to      Deductions        Balance at
                                                    Beginning        Against          Other             from            Close
                                                    of Period        Income         Accounts         Reserves         of Period
For the period ended January 28, 1996:
   Allowances [Deducted from Accounts
   Receivable]                                     $        3,878   $       24,693  $          --  $        13,571  $       15,000
                                                   ==============   ==============  =============  ===============  ==============

Amortization of Goodwill [See Note 4]              $      594,594   $      182,833  $          --  $            --  $      777,427
                                                   ==============   ==============  =============  ===============  ==============

Amortization of Other Intangibles
   [See Note 4]                                    $      210,276   $       24,684  $          --  $            --  $      234,960
                                                   ==============   ==============  =============  ===============  ==============


CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
- - --------------------------------------------------------------------------------


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
- - --------------------------------------------------------------------------------



                                                                                Additions
                                                    Balance at       Charged       Charged to      Deductions        Balance at
                                                    Beginning        Against          Other             from            Close
                                                    of Period        Income         Accounts         Reserves         of Period

For the period ended January 29, 1995:
   Allowances [Deducted from Accounts
   Receivable]                                     $       33,750   $           --  $          --  $        29,872  $        3,878
                                                   ==============   ==============  =============  ===============  ==============

Amortization of Goodwill [See Note 4]              $      416,149   $      178,445  $          --  $            --  $      594,594
                                                   ==============   ==============  =============  ===============  ==============

Amortization of Other Intangibles
   [See Note 4]                                    $      218,964   $       24,136  $          --  $        32,824  $      210,276
                                                   ==============   ==============  =============  ===============  ==============





                                                                36

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
- - --------------------------------------------------------------------------------


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
- - --------------------------------------------------------------------------------



                                                                                Additions
                                                    Balance at       Charged       Charged to      Deductions        Balance at
                                                    Beginning        Against          Other             from            Close
                                                    of Period        Income        Accounts [A]      Reserves         of Period
For the period ended January 30, 1994:
   Allowances [Deducted from Accounts
   Receivable]                                     $       11,745   $       24,085  $          --  $         2,080  $       33,750
                                                   ==============   ==============  =============  ===============  ==============

Amortization of Goodwill [See Note 4]              $      317,204   $       98,945  $      12,481  $            --  $      416,149
                                                   ==============   ==============  =============  ===============  ==============

Amortization of Other Intangibles
   [See Note 4]                                    $      194,634   $       24,330  $          --  $            --  $      218,964
                                                   ==============   ==============  =============  ===============  ==============



[A] Addition due to acquisition.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

CHEFS INTERNATIONAL, INC.
- - -------------------------------------------------------------------------


PART III
- - -----------------------------------------------------------------



Item 10.        Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to each of the directors and executive officers of the Company:

           Name           Age                        Office

Anthony Papalia           38      President, Treasurer, Chief Executive Officer,
                                  Chief Financial Officer and Director

James Fletcher            65      Vice President and Director

Martin W. Fletcher        43      Secretary and Director

Frank Koenemund           52      Director

Jack Mariucci             56      Director
- - ------------
   (a) James Fletcher is the father of Martin Fletcher.

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

Anthony Papalia has been continuously employed by the Company for the preceding five years. He has served as a manager of various New Jersey Lobster Shanty restaurants and as an area supervisor. Mr. Papalia, who was elected senior vice president and a director of the Company in September, 1985 and president and treasurer in March 1988, is currently devoting all of his working time to the business of the Company. In July 1993, he was elected an executive officer and a director of Mr. Cookie Face.

James Fletcher was elected a vice president of the Company on February 10, 1978 and a director in December, 1978. In April 1980 Mr. Fletcher became general manager of the Company's Florida seafood restaurants. He is currently devoting all of his working time to the business of the Company.

Martin Fletcher has been continuously employed by the Company for the preceding five years in various capacities. He has served as general manager of the Company's Toms River, New Jersey Lobster Shanty, as area supervisor for its Florida west coast restaurants, as assistant controller, since September 1987 as controller and since March 1988 as secretary and a director of the Company. He is currently devoting all of his working time to the business of the Company. In July 1993, he was elected an executive officer and a director of Mr. Cookie Face.

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

Compliance with Section 16 (a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and on representations that no Forms 5 were required, the Company believes that with respect to fiscal 1996, all
Section 16(a) filing requirements applicable to its officers, directors and beneficial owners of more than 10% of its equity securities were timely complied with except for late filings made by Messrs. Koenemund and Mariucci with respect to stock options authorized at the Company's annual meeting of stockholders held on December 19, 1995.

Item 11.        Executive Compensation

The following table sets forth information concerning the compensation paid or accrued by the Company during the three fiscal years ended January 28, 1996 to its Chief Executive Officer as well as to any other executive officer of the Company or a subsidiary who earned at least $100,000 during fiscal 1996. During the three-year period ended January 28, 1996, the Company did not grant any restricted stock awards or have any long-term incentive plan in effect. The Company maintains a Supplemental Employee Benefit Program for its officers, supervisors, restaurant managers and assistant managers paying annual contributions ranging from $1,000 to approximately $3,000 per individual (except that the contribution for Mr. Koenemund who first became covered under the Program in June 1995 was $8,352 in fiscal 1996). The Program provides life insurance death benefits, disability income benefits and retirement income benefits. James Fletcher is not covered under this Program but the Company agreed that if he remained in its employ until age 65 and left such employ at any time thereafter, the Company would pay him $20,000 annually for the ten year period following such termination of employment or until his death, if he dies prior thereto. The Company partially funds this obligation with an insurance policy paying an annual premium of approximately $5,000.

                                                SUMMARY COMPENSATION TABLE

           Name and                                         Annual Compensation                  Other Annual
      Principal Position             Fiscal Year         Salary             Bonus                Compensation
Anthony Papalia                        1996           $     119,692    $         --             $     2,088(a)
      President and Chief              1995           $     110,600    $         --             $     2,088(a)
      Executive Officer                1994           $     107,139    $         --             $     2,088(a)

Frank Koenemund                        1996           $     111,539    $     54,300             $     8,352(a)
      Chief Executive                  1995           $     100,000    $         --             $        --
      Officer of MCF                   1994           $      84,878    $         --             $        --

(a) Represents contributions under the Supplemental Employee Benefit Program.







                                                  Long-Term Compensation

                                   Restricted
          Name and                                 Options          Stock            LTIP              All Other
     Principal Position            Fiscal Year      SARs           Awards           Payouts          Compensation

Anthony Papalia                      1996            -0-              0          $         --        $        --
      President and Chief            1995         162,500*            0          $         --        $        --
      Executive Officer              1994            -0-              0          $         --        $        --

Frank Koenemund                      1996         750,000**           0          $         --        $        --
      Chief Executive                1995         162,500*            0          $         --        $        --
      Officer of MCF                 1994            -0-              0          $         --        $        --

 *    Each exercisable to purchase one share of Common Stock at $1.25 per share.
 *   Each exercisable to purchase one share of Common Stock at $1.00 per share.

Employment Agreement

At the annual meeting of the Company's stockholders held on December 19, 1995, stockholders ratified employment contracts between the Company and Anthony Papalia as chief executive officer and chief financial officer and between the Company and Martin Fletcher as controller. Each contract expires at the conclusion of the Company's 1999 fiscal year and is automatically renewed on a year by year basis for up to five consecutive additional one-year terms unless either party gives at least six months prior notice that he or it does not desire such renewal. Mr. Papalia's annual salary under the contract is $150,000 and Mr. Fletcher's annual salary under the contract is $87,000. Each individuals salary is subject to automatic increase in each Renewal Year based on increases in the Consumer Price Index. If the employment of either individual is terminated other than for cause, he will become entitled to a Severance Payment equal to the amount of his compensation over the balance of the contract term. Each individual is also entitled to terminate his employment and receive a Severance Payment equal to six months salary in the event of a "change of control" of the Company.

Frank Koenemund, in connection with the Company's acquisition of Mr. Cookie Face in July 1993, executed an approximately four and one-half year employment contract with Mr. Cookie Face (through January 31, 1998) agreeing to serve as president and chief executive officer and to devote at least 90% of his working time to such duties. Pursuant to the employment contract, Mr Koenemund was compensated at an annual salary of $100,000 and was also entitled to an annual bonus equal to the following percentages of Mr. Cookie Face's pre-tax income (excluding extraordinary items) provided that no losses from any fiscal period will be carried over to reduce profits in any other fiscal period.

             MCF Pre-Tax Income                              Percentage Bonus

On amounts up to $1,000,000                                             10%
On amounts in excess of $1,000,000 but not in excess of $2,000,000      7.5%
On amounts in excess of $2,000,000 but not in excess of $3,000,000      5%
On amounts in excess of $3,000,000                                      2.5%

On October 30, 1995, the term of Mr. Koenemund's employment contract was extended through January 31, 2001, his salary was increased commencing October 30, 1995 to an annual rate of $150,000 and the bonus provision was retained. Based on the bonus formula, Mr. Koenemund, who did not earn a bonus in fiscal 1994 or fiscal 1995, earned a bonus of $54,253 with respect to fiscal 1996.

Effective October 2, 1995, the Company executed a Consulting Agreement with M&M Creative Services, Inc. ("M&M") retaining M&M as a consultant for an approximately three-year term through the conclusion of fiscal 1999, to provide marketing, advertising and similar promotional services for a monthly consulting fee of $3,000. Jack Mariucci, a director of the Company, is the principal employee of M&M and his wife is the president and sole stockholder. The Consulting Agreement requires Mr. Mariucci to devote at least 10% of his working time in each month to providing the consulting services and terminates, among other reasons, in the event of Mr. Mariucci's death or disability. The Consulting Agreement is automatically renewed on a year by year basis for up to five consecutive additional one-year terms unless either party gives at least six months prior notice that he or it does not desire such renewal.

Stock Options

On November 18, 1986, the Company's Board of Directors granted Incentive Stock Options ("ISOs") exercisable to purchase an aggregate 36,334 shares of Chefs's Common Stock at $.375 per share, pursuant to the Company's 1982 Incentive Stock Option Plan (the "Plan") to 27 employees including three officers. The options are exercisable until ten years after the Date of Grant but only by the employee (or his estate in the event of death). The Company's three present executive officers each were granted options to purchase 1,667 shares. On November 18, 1986, the closing bid price for the Company's common stock on the NASDAQ system was $.375. None of such options have been exercised to date and an aggregate 23,334 of such options have been canceled due to terminations of employment.

On November 3, 1989, the Company's Board of Directors granted additional ISOS, identical in form and exercisable to purchase an aggregate 146,334 shares of Common Stock at $.328125 per share (equal to the mean between the closing bid price and the closing asked price for the Common Stock on NASDAQ on November 2,
1989), pursuant to the Plan, to ten employees including three officers. Anthony Papalia, James Fletcher and Martin W. Fletcher were granted 36,667, 20,000 and 33,000 of these options, respectively. To date, ISOs have been exercised to purchase an aggregate 6,667 shares and an aggregate 6,664 of such options have been canceled due to terminations of employment.

The Company's ISO Plan terminated in August 1992.

At Chefs' annual meeting of stockholders held on October 3, 1994, stockholders approved the grant to four key members of management of stock options exercisable to purchase an aggregate 650,000 shares of Common Stock. The options are each exercisable over a term of five years from October 3, 1994 at an exercise price of $1.25 per share (the last sales price for the Common Stock on the NASDAQ Small-Cap System on July 29, 1994, the last trading day prior to the date of grant of the options by the Board of Directors). Each option is non-transferable (except on death) and is exercisable by the optionee only while serving as an officer, director or employee of the Company or one of its subsidiaries. The optionees and the number of shares issuable upon exercise of the options granted to such optionees are as follows:

          Optionee                                           Number of Shares

Anthony Papalia (President, Treasurer, CEO, CFO and Director)         162,500

Martin Fletcher  (Secretary and Director)                             162,500

Frank Koenemund  (President of Mr.Cookie Face subsidiary and Director)162,500

Jack Mariucci (Director)                                              162,500

At Chefs' annual meeting of stockholders held on December 19, 1995, stockholders approved the grant to Messrs. Koenemund and Mariucci of stock options exercisable to purchase 750,000 shares and 150,000 shares of Common Stock respectively. The options are each exercisable over a term of five years from December 19, 1995 at an exercise price of $1.00 per share. On October 20, 1995, the last trading day prior to the date of grant of the options by the Board of Directors, the last sales price for the Common Stock on the NASDAQ Small-Cap System was $.40625. Each option is non-transferable (except on death) and is exercisable, in the case of Mr. Koenemund, only while serving as an officer, director or employee of the Company or a subsidiary, and in the case of Mr. Mariucci, only while rendering marketing and advertising services to the Company or a subsidiary pursuant to a consulting agreement.

The following table illustrates information concerning stock option grants made during fiscal 1996 to each of the executive officers named in the "Summary Compensation Table."

                                               Option Grants in Fiscal 1996

                                                   Percent of                                  Potential Realizable
                                Number of         Total Options                               Value at Assumed Annual
                                Shares of          Granted to                                  Rates of Stock Price
                              Common Stock       "Employees and     Exercise                     Appreciation for
                               Underlying         Consultants"        Price     Expiration        Option Term (1)
           Name             Options Granted      in Fiscal Year     Per Share      Date         5%($)         10%($)
           ----             ---------------      --------------     ---------      ----         -----         ------

Frank Koenemund                  750,000               83%            $1.00      12/18/00        -0-            -0-

- - -----------
(1) Assumes appreciation at the stated rates in the market price for Chefs' Common Stock. The option will have no value unless, and only to the extent that the market price for Chefs' Common Stock appreciates from the grant date to the exercise date.

The following table sets forth certain information concerning unexercised options for each of the executive officers named in the "Summary Compensation Table." No options were exercised by either individual in fiscal 1996.

                                            1996 Fiscal Year-End Option Values

                                                   Number of Unexercised Options
                                                      at 1996 Fiscal Year-End
                                                    Value of Unexercised
                                     In-The-Money
          Name      Exercisable     Unexercisable          Options at 1/28/96(1)

Anthony Papalia       38,334             -0-                        -0-
                      162,500            -0-                        -0-

Frank Koenemund       162,500            -0-                        -0-
                      750,000            -0-                        -0-
- - ------------
(1) The option exercise price exceeded the closing bid price for the Common Stock in the over-the-counter market on the last trading day preceding January 28, 1996.

The foregoing table does not include stock options granted by the Company's principal stockholder to
purchase shares of Common Stock owned by him.  See "Item 13 -
 Certain Relationships and Related
Transactions."

Directors' Compensation

Directors who are not employees of the Company or its subsidiaries are compensated at a monthly rate of $1,500. At present, the sole non-employee director is Jack Mariucci.

Item 12.        Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of April 18, 1996 with respect to their ownership of Chefs' Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of Chefs' outstanding Common Stock,
(ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all directors and executive officers as a group. The percentages have been calculated on the basis of treating as outstanding for a particular holder, all shares of Chefs' Common Stock outstanding on said date and all shares of Common Stock issuable to such holder in the event of exercise or conversion of outstanding options, warrants and convertible securities owned by such holder at said date which are exercisable or convertible within 60 days of such date.

                                    Shares of
Name and Address                  Common Stock                Percentage
of Beneficial Owner             Beneficially Owned              Ownership

Directors*

Anthony Papalia                700,834(1)                       5%
James Fletcher                  22,667(2)                      --
Martin Fletcher                447,167(3)                       3%
Frank Koenemund              2,662,500(4)                      19%
Jack Mariucci                 437,500(5)                       3%

All executive officers and directors
 as a group (five persons)  4,270,668(1)(2)(3)(4)(5)          28%

Other

Robert E. Brennan             5,299,667(6)                      39%
264 Route 537 East
Colts Neck, New Jersey 07722
- - ------------
*The address of each executive officer and director is c/o the Company, 62 Broadway, Point Pleasant Beach, New Jersey 08742.

(1) Includes  200,834 shares  issuable upon exercise of stock options granted by the Company and 500,000  shares  issuable  upon  exercise of options  granted by
Robert E.  Brennan to purchase  shares of Chefs'  Common Stock owned by him. See
"Item 13 - Certain Relationships and Related Transactions".  (2) Includes 21,667
shares  issuable  upon  exercise of stock  options  granted by the Company.  (3)
Includes  197,167 shares  issuable upon exercise of stock options granted by the
Company and 250,000 shares  issuable upon exercise of options  granted by Robert
E. Brennan to purchase  shares of Chefs' Common Stock owned by him. See "Item 13
- - - Certain  Relationships and Related  Transactions." (4) Includes 912,500 shares issuable upon exercise of stock options granted by the Company, 1,000,000 shares of Chefs' Common Stock issued in connection  with the July 1993  acquisition  of
Mr. Cookie Face and 750,000 shares  issuable upon exercise of options granted by
Robert E.  Brennan to purchase  shares of Chefs'  Common Stock owned by him. See
"Item 13 - Certain Relationships and Related Transactions." (5) Includes 312,500
shares  issuable  upon  exercise  of stock  options  granted by the  Company and
125,000 shares issuable upon exercise of options granted by Robert E. Brennan to purchase  shares of Chefs'  Common  Stock  owned by him.  See "Item 13 - Certain
Relationships and Related  Transactions."  (6) Includes 1,625,000 shares subject to options  granted by Robert E.  Brennan to four of the five  directors  of the
Company. See "Item 13 - Certain Relationships and Related Transactions."

Robert E. Brennan through his stock ownership may be deemed the controlling stockholder of the Company.

Item 13.        Certain Relationships and Related Transactions

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

On July 23, 1993, Robert E. Brennan, granted options to purchase an aggregate of 3,250,000 of his shares of Chefs Common Stock to Messrs. Koenemund, Papalia, Martin Fletcher and Mariucci. One half of these options, exercisable at $5.50 per share, expired in July 1995 without being exercised. The balance, all of which are outstanding, are as follows:
                             Number of          Option          Expiration
        Optionees             Shares             Price             Date

Frank Koenemund               750,000            $8.00            7/23/96
Anthony Papalia               500,000            $8.00            7/23/96
Martin Fletcher               250,000            $8.00            7/23/96
Jack Mariucci                 125,000            $8.00            7/23/96

The options granted to Messrs. Koenemund, Papalia and Fletcher are exercisable solely while the optionee is employed by the Company and/or a Company subsidiary and the options granted to Mr. Mariucci are exercisable only while he is a director of the Company.

In February 1995, Mr. Cookie Face agreed to purchase certain furniture, fixtures and equipment at a restaurant operated by a corporation wholly-owned by Frank Koenemund in a strip mall in Manalapan, New Jersey for a $125,000 note, payable out of 50% of the annual profits derived from Mr. Cookie Face's operation of an ice cream parlor and restaurant at said location. Chefs' management was of the opinion that the replacement cost of such furniture, fixtures and equipment approximated $125,000. Mr. Koenemund represented that his approximate cost for same two and three years prior was also $125,000. Mr. Cookie Face entered into a five-year lease for the premises through January 31, 2000 to operate its first Mister Cookie Face restaurant at such location at an annual rental initially at approximately $32,000 and reducing to an annual rental in the last year of $26,700.

In May 1995, the Company opened a Mr. Cookie Face restaurant at the strip mall location offering a limited menu during lunch and dinner hours as well as Mr. Cookie Face and other ice cream and dessert products for both on premises consumption and retail take-out. Due to disappointing sales, the Company closed this restaurant in September 1995. The restaurant lost $160,700 in fiscal 1996.

In April 1996, Mr Cookie Face sold the restaurant furniture, fixtures and equipment and assigned the lease for the restaurant to WW Ice Cream Parlors, Inc. and Welsh Farms, Inc. (collectively "Welsh") at a sales price of $190,000, payable solely out of certain monetary credits which Welsh agreed to provide Mr. Cookie Face for future purchases of ice cream mix and ice cream products. Despite the assignment, Mr. Cookie Face continued to remain liable with Welsh under the lease. At the same time, Mr. Koenemund's corporation agreed with Mr. Cookie Face to reduce the principal amount of the above described $125,000 note to $95,000 and to provide that it would be payable solely out of 50% of the amount of any monetary credits received by Mr. Cookie Face from Welsh pursuant to the above described arrangement.

CHEFS INTERNATIONAL, INC.
- - ---------------------------------------------------------


PART IV
- - ---------------------------------------------------------------



Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)          Financial Statements

The consolidated financial statements of Chefs International, Inc. ("Chefs" or the "Company") and its wholly owned subsidiaries are included in Part II, Item 8.

(2)             Financial Statement Schedules

Schedule II, Valuation and Qualifying Accounts is included in this Part IV. All other schedules are omitted because the required information is not applicable, not material or included in the consolidated financial statements or notes thereto.

(3)             Exhibits

3.1             Certificate of Incorporation of the Company, as amended(A)

3.2             By-Laws of the Company, as amended(A)

4.1             Specimen Common Stock Certificate(A)

10.1            Monmouth Mall Shopping Center Lease for Garcia's restaurant

10.2            Acquisition Agreement as of June 30, 1993 between the Company and Frank Koenemund
                concerning the acquisition of Mr. Cookie Face(B)

10.3            Employment Agreement as of June 30, 1993 between
                Mr. Cookie Face and Frank
                Koenemund(B)

10.4 Amendment No. 1 dated as of October 30, 1995 to Employment Agreement between Mr.
                Cookie Face and Frank Koenemund

10.5 Term Loan and Revolving Credit Agreement dated January 19, 1996 between the Company and First Union National Bank

10.6 Acquisition Agreement dated April 8, 1994 between the Company and Evelyn's Fish Market,
                Inc. for the acquisition of "Evelyn's" restaurant in Belmar, N.J.(C)

10.7 Lease Agreement dated September 29, 1995 between Evelyn's Associates and Chefs
                International, Inc. for "Lobster Shanty" restaurant in Belmar,
                 New Jersey(D)

10.8           Employment Agreement dated as of December 19, 1995 between Chefs and Anthony Papalia

10.9           Employment Agreement dated as of December 19, 1995 between Chefs and Martin Fletcher

10.10           Consulting Agreement dated as of October 2, 1995 between
                 Chefs and M&M Creative
                Services, Inc.

10.11 Stock Option Agreement dated as of October 3, 1994 between Chefs and Anthony Papalia. Substantially similar option agreements were executed by Chefs with Martin Fletcher, Frank Koenemund and Jack Mariucci as of October 3, 1994 for 162,500 shares each at an exercise price of $1.25 per share and as of December 19, 1995 with Frank Koenemund (750,000 shares) and Jack Mariucci (150,000 shares) at an exercise price of $1.00 per share

22 Subsidiaries - The following table indicates the wholly owned subsidiaries of the Company, their respective states of incorporation, and (except for Mister Cookie Face, Inc.) the restaurants operated by each

                               State of
           Name             Incorporation                   Restaurants

Chefs International         Florida              Lobster Shantys -
      Palm Beach, Inc.                            Vero Beach and Jensen
                                                   Beach, Florida

Kev, Inc.                   New Jersey             Lobster Shanty - Pt. Pleasant
                                                    Beach, New Jersey

Robbins Parkway             New Jersey             Lobster Shanty - Toms
      Realty Co., Inc.                             River, New Jersey

Hightstown REB, Inc.       New Jersey             Lobster Shanty -
                                                  Hightstown, New Jersey

Mister Cookie Face, Inc.                                    New Jersey

- - ------------
(A) Incorporated by reference to exhibit filed with the Company's Registration Statement on Form SB-2 (File no. 33-66936) (B) Incorporated by reference to exhibit filed with the Company's current report on Form 8-K for July 23, 1993
(C) Incorporated by reference to exhibit filed with the Company's annual report on Form 10-KSB for the fiscal year ended January 30, 1994 (D) Incorporated by reference to exhibit filed with the Company's annual report on Form 10-KSB for the fiscal year ended January 29, 1995

The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended January 28, 1996.

SIGNATURES
- - --------------------------------------------------------------------




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)                                      CHEFS INTERNATIONAL, INC.




                                                       By:/s/ Anthony C. Papalia
                                                   Anthony C. Papalia, President


                                Date May 9, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



By:/s/ Anthony C. Papalia                               By: /s/ Frank Koenemund
        Anthony C. Papalia, Principal executive,     Frank Koenemund, Director
        financial and accounting officer and director

Date May 9, 1996                                             Date May 9, 1996
     ----------------------                                       -----------



By:/s/ Martin Fletcher                                    By: /s/ Jack Mariucci,
        Martin Fletcher, Director                        Jack Mariucci, Director

Date May 9, 1996                                             Date May 9, 1996
     --------------------------                                   -----------



By: /s/ James Fletcher
        James Fletcher, Director

Date May 9, 1996

                                                       Exhibit 10.1

                                              Monmouth Mall Shopping Center
                                               Lease for Garcia's restaurant

                                               LEASE AGREEMENT

                                BY AND BETWEEN EQUITY PROPERTIES AND DEVELOPMENT

                              ITED PARTNERSHIP, AN ILLINOIS LIMITED PARTNERSHIP,

                                      AS AGENT FOR OWNER ("LANDLORD") AND

                              CHEFS INTERNATIONAL, INC., A DELAWARE CORPORATION,

                                                 D/B/A GARCIA'S ("TENANT")

                                                     AT MONMOUTH MALL

                                                   EATONTOWN, NEW JERSEY

                                                     TABLE OF CONTENTS


ARTICLE I

                             REFERENCE PROVISIONS, DEFINITIONS AND EXHIBITS
        1
        SECTION        1.1.  REFERENCE PROVISIONS.........................  1
        SECTION        1.2.  DEFINITIONS..................................  4
        SECTION        1.3.  EXHIBITS AND MANUALS.........................  5

ARTICLE 11
                             LEASED PREMISES AND THE SHOPPING CENTER...... 5
        SECTION        2.1.  DEMISE....................................... 5
        SECTION        2.2.  CHANGES TO SHOPPING CENTER................... 5
        SECTION        2.3.  RELOCATION...................................6

ARTICLE III
                             TERM......................................... 6
        SECTION        3.1.  TERM......................................... 6
        SECTION        3.2.  SURRENDER OF LEASED PREMISES................. 6
        SECTION        3.3.  HOLDING OVER................................. 6

ARTICLE IV
                             USE AND OPERATION OF THE LEASED PREMISES....  6
        SECTION        4.1.  USE AND TRADE NAME..........................  6
        SECTION        4.2.  CONTINUOUS OPERATION BY TENANT..............  6
        SECTION        4.3.  STORE HOURS.................................  7
        SECTION        4.4.  ADDITIONAL OPERATIONAL COVENANTS............. 7
        SECTION        4.5.  SIGNS AND ADVERTISING........................ 9
        SECTION        4.6.  TENANT'S USE OF ROOF.........................10
        SECTION        4.7.  RETAIL RESTRICTION LIMIT.....................10

ARTICLE V
                             RENT......................................... 10
        SECTION        5.l.  RENT PAYABLE.................................10
        SECTION        5.2.  PAYMENT OF MINIMUM RENT......................10
        SECTION        5.3.  PAYMENT OF PERCENTAGE RENT....................10
        SECTION        5.4.  "GROSS SALES" DEFINED.........................11
         SECTION        5.5.  STATEMENTS OF GROSS SALES....................11
        SECTION        5.6.  RECORDS AND AUDITS.............................11
        SECTION        5.7.  TAXES.......................................... 12
        SECTION        5.8.  PAYMENT OF TAX RENT............................ 12
        SECTION        5.9.  RENT FOR A PARTIAL MONTH....................... 13
        SECTION       5.10.  RENT FOR A PARTIAL LEASE YEAR.................. 13
        SECTION       5.11.  TAXES ON TENANT'S PERSONAL PROPERTY............  13

ARTICLE VI
                             COMMON AREAS...................................  13
        SECTION        6.1.  USE OF COMMON AREAS............................ 13
        SECTION        6.2.  MANAGEMENT AND OPERATION OF COMMON AREAS.......13
        SECTION        6.3.  "LANDLORD'S OPERATING COSTS" DEFINED...........  13
        SECTION        6.4.  TENANT'S PROPORTIONATE SHARE OF LANDLORD'S OPERTING
                              COSTS.........................................14
ARTICLE VII

                             UTILITIES.....................................  15
        SECTION        7.1.  UTILITY CHARGES...............................  15
        SECTION        7.2.  DISCONTINUANCES AND INTERRUPTIONS OF SERVICE..  15

ARTICLE VIII

                             INDEMNITY AND INSURANCE....................  15
        SECTION        8.1.  INDEMNITY BY TENANT........................   15
        SECTION        8.2.  LANDLORD NOT RESPONSIBLE FOR ACTS OF OTHERS     15
        SECTION        8.3.  TENANT'S INSURANCE.........................   16
        SECTION        8.4.  TENANT'S CONTRACTOR'S INSURANCE............  16
        SECTION        8.5.  POLICY REQUIREMENTS........................  16
        SECTION        8.6.  INCREASE IN INSURANCE PREMIUMS.............    17
        SECTION        8.7.  WAIVER OF RIGHT OF RECOVERY................   17

ARTICLE IX

                             CONSTRUCTION..............................17
        SECTION        9.1.  CONDITION OF LEASED PREMISES..............17
        SECTION        9.2.  TENANT IMPROVEMENTS.......................     17
        SECTION        9.3.  SCHEDULE OF PLAN SUBMISSION FOR INITIAL TENANT
                             IMPROVEMENTS..............................     18
        SECTION        9.4.  SECURITY FOR TENANT'S WORK................    19
        SECTION        9.5.  OWNERSHIP OF IMPROVEMENTS.................     19
        SECTION        9.6.  MECHANIC'S LIENS..........................      19
        SECTION        9.7.  RECAPTURE OF CONSTRUCTION COSTS...........      20

ARTICLE X

                             REPAIRS, MAINTENANCE, LANDLORD'S ACCESS AND
                             ALTERATIONS...............................    20
        SECTION       10.1.  REPAIRS BY LANDLORD.......................    20
        SECTION       10.2.  ALTERATIONS, REPAIRS, MAINTENANCE AND DISPLAYS BY
                        TENANT

        SECTION       10.3.  INSPECTIONS AND ACCESS BY LANDLORD......    21

ARTICLE XI
                             CASUALTY.................................     21
        SECTION       11.1.  RIGHT TO TERMINATE.......................      21
        SECTION       11.2.  LANDLORD'S DUTY TO RECONSTRUCT...........      22
        SECTION       11.3.  TENANT'S DUTY TO RECONSTRUCT.............      22
        SECTION       11.4.  INSURANCE PROCEEDS.......................     22

ARTICLE XII

                             CONDEMNATION.............................     22
        SECTION       12.1.  TAKING OF LEASED PREMISES................     22
        SECTION       12.2.  TAKING OF SHOPPING CENTER................     23
        SECTION       12.3.  CONDEMNATION AWARD.......................  23

ARTICLE XIII

                             MARKETING FUND...........................  23
        SECTION       13.1.  MARKETING FUND...............................   23
        SECTION       13.2.  TENANTS CONTRIBUTION TO MARKETING FUND.......   23
        SECTION       13.3.  LANDLORD'S PARTICIPATION AND CONTRIBUTION....   23
        SECTION       13.4.  TENANT'S ADVERTISING.........................   24

ARTICLE XIV

                             SUBORDINATION AND ATTORNMENT
        SECTION       14.1.  SUBORDINATION................................  24
        SECTION       14.2.  MORTGAGEE'S UNILATERAL SUBORDINATION.........  24
        SECTION       14.3.  ATTORNMENT...................................  24
        SECTION       14.4.  QUIET ENJOYMENT..............................  24
        SECTION       14.5.  ESTOPPEL CERTIFICATE....................       24

ARTICLE XV

                             ASSIGNMENT AND SUBLETTING..............       25
        SECTION       15.1.  LANDLORD'S CONSENT REQUIRED............       25
        SECTION       15.2.  RIGHT TO TERMINATE AND RECAPTURE.......       25

ARTICLE XVI

                             DEFAULT AND REMEDIES....................       26
        SECTION       16.1.  DEFAULT.................................       26
        SECTION       16.2.  REMEDIES AND DAMAGES....................       26
        SECTION       16.3.  ASSIGNMENT IN BANKRUPTCY................       27
        SECTION       16.4.  LEGAL EXPENSES..........................       27
        SECTION       16.5.  REMEDIES CUMULATIVE.....................       27
        SECTION       16.6.  WAIVER..................................       27

ARTICLE XVII

                             MISCELLANEOUS PROVISIONS................    27
        SECTION       17.1.  NOTICES................................     27
        SECTION       17.2.  SHORT FORM LEASE.......................     28
        SECTION       17.3.  INTEREST AND ADMINISTRATIVE COSTS.......    28
        SECTION       17.4.  SUCCESSORS AND ASSIGNS..................    28

        SECTION       17.5   LIMITATION ON RIHGT TO RECOVER .........    28

        SECTION       17.6.  RELATIONSHIP OF THE PARTIES............       28
        SECTION       17.7.  SECURITY DEPOSIT.......................       28
        SECTION       17.8.  INTERPRETATION..........................       28
        SECTION       17.9.  NO MODIFICATION......................       28
        SECTION      17.10.  SEVERABILITY...........................       28
        SECTION      17.11.  TENANT LIABILITY.......................       28
        SECTION      17.12.  BROKERS COMMISSION....................       29
        SECTION      17.13.  OTHER TENANTS........................       29
        SECTION      17.14.  RULE AGAINST PERPETUITIES..............       29
        SECTION      17.15.  IRREVOCABLE OFFER, NO OPTION...........       29
        SECTION      17.16.  INABILITY TO PERFORM...................       29
        SECTION      17.17.  SURVIVAL..............................       29
        SECTION      17.18.  LANDLORD'S SELF-HELP...................       29
        SECTION      17.19.  DUE AUTHORIZATION.....................       29
        SECTION      17.20.  CONFIDENTIALITY.......................       30
        SECTION      17.21.  ASBESTOS ABATEMENT ..................       30
        SECTION      17.22.  PROPOSED REDEVELOPMENT.................       30
        SECTION      17.23.  CONTINGENCY...........................       30
        SECTION      17.24.  OPTION TO TERMINATE....................       31
        SECTION      17.25.  COMPETITION............................       31
        SECTION      17.26.  TERMINATION OF PRIOR LEASE...............       32
        SECTION      17.27.  DESIGNATED OUTDOOR SEATING AREA.........       32

                                      STANDARD SHOPPING CENTER LEASE AGREEMENT

This Lease Agreement (the "Lease") is made as of the __________ day of __________, 19____ by and between Equity Properties and Development Limited Partnership, an Illinois limited partnership ("EPDLP"), as agent for owner ("Landlord"), and Chefs International, Inc., a Delaware corporation ("Tenant").

                                                         ARTICLE I
                                  REFERENCE PROVISIONS, DEFINITIONS AND EXHIBITS

As used in this Lease, the following terms shall have the meanings set forth in Sections 1.1 and 1.2 below.

SECTION 1.1.          REFERENCE PROVISIONS.

             A. (i) Original Leased Premises: the "cross-hatched" space indicated on the lease plan attached as
Exhibit A-1 and containing a total floor space of approximately 3,445 square feet provided, however, pursuant to the provisions set forth in Section 9.2(B) below, Landlord shall recapture an area of the Original Leased Premises (the
"Recapture Area") containing a total floor space of approximately 475 square feet (as shown cross-hatched on Exhibit
A-3 attached hereto).

                    (ii) Expansion Space: the "cross-hatched' space indicated on the lease plan attached as Exhibit A-2 and containing a total floor space of approximately 1,280 square feet.

                   (iii) New Leased Premises: the "cross-hatched" space indicated on the lease plan attached as Exhibit A and containing a total floor space of approximately 4,250 square feet, comprised of both the Original Leased Premises (less the Recapture Area) and the Expansion Space.

             From and after the Possession Date, any reference in the Lease to the term "Leased Premises" shall be deemed to refer to the New Leased Premises which is comprised of both the Original Leased Premises and the Expansion Space and all terms and conditions of the Lease shall apply to the Expansion Space and the Original Leased Premises during construction of the Expansion Space (as set forth in Section 9.2[B] below); provided, however, notwithstanding anything to the contrary contained herein, commencing on the Possession Date and continuing up to and including the day that is one (1) day prior to the Rent Commencement Date (as hereinafter defined), all items of Rent and other costs and charges which this Lease expressly states are calculated on the basis of square footage, including, but not limited to, Tax Rent, Tenant's Proportionate Share of Landlord's Operating Costs and Utility Charges shall be calculated based on 3,445 square feet. Notwithstanding anything to the contrary contained herein, commencing on the Rent Commencement Date, all items of Rent and other costs and charges which this Lease expressly states are calculated on the basis of square footage, including, but not limited to, Tax Rent, Tenant's Proportionate Share of Landlord's Operating Costs and Utility Charges shall be calculated based on the square footage of the New Leased Premises and shall be payable commencing on the Rent Commencement Date as provided in this Lease.

      B.     Term: twelve (12) Lease Years (as defined in Section 1.2(J) below).

     C.      (i)  Commencement Date: January 1, 1996.
 (ii) Rent Commencement Date: the earlier of ninety (90) days following the Possession Date or the date on which Tenant opens to the public for business in the Expansion Space.

     D. Termination Date: the last day of the twelfth (12th) Lease Year, or if the Term is sooner terminated pursuant to the provisions of this Lease, the effective date of such termination.

             E.     Minimum Rent:

                     (i) Commencing on the Rent Commencement Date and continuing through the last day of the fifth
(5th) Lease Year (the "First Period"): One Hundred Six Thousand Two Hundred Fifty Dollars ($106,250.00) per annum;
and

                    (ii) Commencing on the first day of the sixth (6th) Lease Year and continuing through the last day of the twelfth (12th) Lease Year (the "Second Period"): One Hundred Fourteen
 Thousand Seven Hundred Fifty Dollars
($114,750.00) per annum.

             F.     Percentage Rent:   An amount equal to (1) for each Lease
 Year (a) Gross Sales (as defined in Section
5.4 below) in excess of (i) Two Million One Hundred Twenty-Five Thousand
 Dollars
($2,125,000.00) during the First
Period; and (ii) Two Million Two Hundred Ninety-Five Thousand Dollars ($2,295,000.00) during the Second Period multiplied by (b) five percent (5%) (the amounts set forth in (i) and (ii)
 above
shall each be referred to individually as the "Full Year Breakpoint" for the Lease Year in question) and (2) for any
 Partial Lease Year (as defined in Section 1.2(J) below), the amount of Gross Sales in excess of the amount arrived at by multiplying the Full Year Breakpoint, for the appropriate Lease Year, by a fraction, the numerator of which shall be the number of days In the Partial Lease

Year and the denominator of which shall be three hundred sixty-five (365) (the "Partial Year Breakpoint") multiplied by five percent (5%); provided that, it at any time during any Lease Year or Partial Lease Year Tenant is not open for business, then the Full Year Breakpoint or Partial Year Breakpoint for such Full Lease Year or Partial Lease Year, as the case may be, shall be decreased by an amount equal to such breakpoint multiplied by a fraction, the numerator of which shall be the number of days in such Lease Year or Partial Lease Year that Tenant is not open for business and the denominator of which shall be three hundred sixty-five (365), or the number of days in such Partial Lease Year, whichever is applicable.

             G.      (i)  Marketing Fund Dues:   Fifty Cents ($.50) per square
 foot of the Leased Premises per annum,
subject to upward adjustment only pursuant to Section 13.2 below.

                    (ii)   Marketing Fund Initiation Fee: Intentionally Omitted.

                    (iii)   Tenant's    Advertising   and    Promotional    Fund
Contribution: Fifty Cents ($.50) per square foot of the Leased Premises per annum, subject to upward adjustment only pursuant to Section 13.4 below.

             H.     Security Deposit:   Intentionally Omitted.

             I. Permitted Use: the operation of a full service sit-down Mexican restaurant serving the Items specifically set forth on the menu attached hereto as Exhibit C, and incidental thereto, provided Tenant obtains all applicable Insurance and necessary permits and licenses, the sale of beer, wine and alcoholic beverages for on-premises consumption only, and for no other purpose. Any changes to Tenant's menu shall require the prior written approval of Landlord. Notwithstanding anything to the contrary contained herein, Tenant shall be permitted to modify the items on Tenant's menu without Landlord's consent so long as: (i) Tenant offers for sale Mexican style food items, (ii) such modification does not violate any lease or other agreements affecting the Shopping Center (or the extension of any such agreement), and (iii) if Landlord determines in its sole discretion that such modification is a violation of any such agreement, then Tenant shall cease selling such item(s) within twenty-four
(24), hours after receipt of notice from Landlord.

             J.     Tenant Trade Name:   Garcia's, Garcia's Mexican Restaurant,
 or Garcia's of Scottsdale, and no other
name, subject to the provisions of Section 4.1 below.

             K.     Notice Address:

             TO LANDLORD:                                  With a copy to:

             c/o Equity Properties and             Rosenberg & Liebentritt, P.C.
             Development Limited Partnership       Two North Riverside Plaza
             Two North Riverside Plaza                       Suite 1515
             Suite 1000                                 Chicago, Illinois 60606
             Chicago, Illinois 60606                        Attn: Leasing Group
             Attn:  Leasing Coordinator

             TO TENANT:                                      With a copy to:

             Chefs International, Inc.                    Anthony Mancuso
             62 Broadway Street                  Starkey, Kelly, Blaney & White
             Point Pleasant Beach, New Jersey 08742    459 Jck Martin Boulevard
                             Brick, New Jersey 08724

             L.     Shopping Center:   as shown on the attached Exhibit A,
 presently known as Monmouth Mall, which
is located in Eatontown, New Jersey.

             M. Possession Date: Tenant is currently In possession of the Original Leased Premises pursuant to the provisions of the Prior Lease (as defined in Section 17.26 of this Lease). Tender of possession of the Expansion Space shall be deemed to have been tendered and accepted upon Tenant's receipt of a possession notice from Landlord, provided physical possession of the Expansion Space is tendered to Tenant. Notwithstanding the foregoing, it Tenant accepts physical possession of the Expansion Space prior to receipt of such notice, the date Tenant accepts possession shall be deemed to be the Possession Date. Notwithstanding anything to the contrary contained herein, Landlord shall not deliver possession of the Expansion Space to Tenant prior to January 1, 1996.

             N.     Guarantor[s]: None

             IN WITNESS WHEREOF, the parties hereto intending to be legally bound hereby have executed this Lease under their respective hands and seals as of the day and year first above written. This Lease contains 33 pages, Exhibit A contains 1 page, Exhibit A-1 contains 1 page, Exhibit A-2 contains 1 page, Exhibit A-3 contains 1 page, Exhibit B contains 89 pages and Exhibit C contains 6 pages.

                                                             LANDLORD:

                                                             EQUITY   PROPERTIES
                                                             AND     DEVELOPMENT
                                                             LIMITED
                                                             PARTNERSHIP,     an
                                                             Illinois    limited
                                                             partnership,     as
                                                             agent for  Landlord
                                                             By: SC  MANAGEMENT,
                                                             INC.,  an  Illinois
                                                             corporation
WITNESS:                                                    Its: General Partner

________________________            By:_______________________________________
                                                  Name:     Sanford Shkolnik
________________________                       Title:    Chairman

ATTEST/WITNESS:           TENANT:
                               CHEFS INTERNATIONAL, INC., a Delaware corporation

________________________             By:_______________________________________
                                                Name:     Anthony Papalia
________________________                         Title:    President


STATE OF ILLINOIS             )
                              )  SS
COUNTY OF COOK                )

             BE IT REMEMBERED, that on the day of ,19____, before me, a Notary Public in and for said County, personally appeared EQUITY PROPERTIES AND DEVELOPMENT LIMITED PARTNERSHIP, an Illinois limited partnership, as agent for the LANDLORD in the foregoing Lease Agreement by SC Management, Inc., an Illinois corporation, its General Partner, by Sanford Shkoilnik, its Chairman, who acknowledged that the signing thereof was the duly authorized act and deed of said corporation on behalf of said limited partnership as agent as aforesaid for the uses and purposes therein mentioned.

             IN TESTIMONY WHEREOF, I have hereunto set my hand and affixed my official seal on the day and year first above written.

                                   -----------------------------------
                                  Notary Public

My Commission Expires:

- - --------------------


STATE OF ____________              )
                                   ) SS
COUNTY OF __________               )

             BE IT REMEMBERED, that on the __________ day of _____________, 19____, before me, a Notary Public in and for said County, personally appeared CHEFS INTERNATIONAL, INC., a Delaware corporation the TENANT in the foregoing Lease Agreement, by Anthony Papalia, its President, who acknowledged that the signing thereof was the duty, authorized act and deed of said corporation and his free and voluntary act and deed as said officer for the uses and purposes therein mentioned.

             IN TESTIMONY WHEREOF, I have hereunto set my hand and affixed my official seal on the day and year first above written.

                                     -------------------------------------
                                  Notary Public

My Commission Expires:

- - -----------------------

SECTION 1.2.            DEFINITIONS.

             A. Common Areas: all improvements, equipment, signs and area (as the same may be enlarged, reduced, replaced, removed or otherwise altered by Landlord), from time to time, made available by Landlord for the non-
exclusive use or benefit of Landlord, Tenant and other tenants, occupants and users of the Shopping Center, and their respective employees, agents, subtenants, concessionaires, licensees, customers and invitees, or any of them, which may
include (but shall not be deemed a representation as to their availability) the
 Enclosed Mall, sidewalks, parking areas, access roads, driveways, landscaped areas, serviceways, tunnels, loading docks, roofs, stairs, ramps, elevators, escalators, public washrooms, community halls or auditoriums, parcel pick-up stations, and other similar areas and improvements,
all as Landlord shall, from time to time, deem appropriate (in Its reasonable business judgment).

             B. Concessionaire: any person conducting any business in the Leased Premises by, under or through
Tenant under any sublease, concession or license from Tenant, or otherwise, whether or not the same was authorized
under the provisions of this Lease.

             C. "CPI": The term "CPI" shall mean the Revised Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics of the United States Department of Labor, for United States City Average, All Items (1982-84 = 100). If the manner in which the CPI is calculated shall be substantially revised or if the 1982-1984 average shall no longer be used, Landlord and Tenant shall select a means to adjust such revised Index which would produce results equivalent, as practicable, to those which would have been obtained if the CPI has not been so revised. If the CPI shall become unavailable to the public because publication is discontinued, or otherwise, Landlord and Tenant shall select a comparable substitute index based upon changes in the cost of living or purchasing power of the consumer dollar published by any other governmental agency, or, if no such index shall then be available, a comparable index published by a major bank or other financial institution or by a university or a recognized financial publication. In the event that the U.S. Department of Labor, Bureau of Labor Statistics, changes the publication frequency of the CPI so that a CPI is not available to make an adjustment for the period in question, the adjustment shall be based on the percentage increase in the CPI for the twelve (12) month period beginning with the closest month preceding the period in question for which a CPI is available.

             D. Department, Variety or Specialty Stores: those premises (other than Common Areas) within the Shopping Center which contain floor space of twenty thousand (20,000) square feet or more.

             E.       Enclosed Mall:   the portion or portions of the Shopping
 Center, if any, which are actually enclosed by walls and roof, as the same may exist, from time to time.

             F.       Floor Space:   the number of square feet in the Original
 Leased Premises, the Expansion Space or
the New Leased Premises, as the case may be (as set forth in Section 1.1 [A])
 or in other space in the Shopping Center, as determined by Landlord (in its reasonable business judgment).

             G. Interest: the greater of (i) the rate per annum equal to two (2) percentage points above the rate of interest then most recently publicly announced by American National Bank and Trust Company of Chicago as its "prime rate" or "base rate" (the "Prime Rate") as the case may be, or (ii) twelve percent (12%) per annum. Interest shall be adjusted on the first day of each month immediately following a month in which a change in such Prime Rate occurs and such adjustment shall be based upon the average Prime Rate for such immediately preceding month. If accrual or payment of such interest should be unlawful, then interest shall be computed at the maximum legal rate.

             H.       Landlord Related Parties:   Landlord, its principals,
 beneficiaries, partners, officers, directors, agents, employees and any Mortgagee(s) (as defined in Section 14.1 below).

             I.       Laws:   all federal, state, county and local governmental
and municipal laws, statutes, ordinances, rules, regulations, codes, decrees, orders and other such requirements, applicable equitable remedies and decisions by courts in cases where such decisions are binding precedents in the state in which the Shopping Center is located, and decisions of federal courts applying the Laws of such state, at the time in question.

             J. Lease Year or Partial Lease Year: a period of twelve (12) consecutive calendar months, the first Lease Year commencing on the Commencement Date, if the Commencement Date is the first day of a calendar month, and otherwise on the first day of the first full calendar month following the Commencement Date. Each succeeding Lease Year shall commence on the anniversary date of the first Lease Year. Any portion of the Term which is less than a Lease Year shall be deemed a Partial Lease Year, except that if the Commencement Date occurs on a date other than the first day of a calendar month, then the period commencing on the Commencement Date and ending on the last day of the calendar month in which the Commencement Date occurs shall be included in the first Lease Year.

             K.       Managing Agent:   the managing agent of the Shopping
Center as designated from time to time by Landlord. The Managing Agent of the Shopping Center is currently EPDLP.
 If Landlord elects to change the Managing
Agent of the Shopping Center, Landlord will notify Tenant in writing of such change.

             L.       Owner:   the person(s) or entity(ies) that holds legal
 title (whether fee or leasehold) to the Shopping
Center or the portion thereof in which the Leased Premises are located.
 The terms "owner" and "Landlord" have the same meaning for purposes of this Lease and may be used interchangeably.

             M.       Rent:   all Minimum Rent and additional rent.  All sums
 and charges payable by Tenant to Landlord in addition to the Minimum Rent shall be deemed to be "additional rent" under this Lease whether or not the same shall be designated as such. Landlord shall have the same remedies for Tenant's failure to pay additional rent as for Tenant's failure to pay Minimum Rent.

             N. Satellite Store Space: the aggregate floor space of all premises in the Shopping Center exclusively appropriated for use by a tenant, whether occupied or vacant, but excluding the floor space of (i) mezzanine space, (ii) basement space (if any), (iii) storage space not located within a tenant's or occupant's primary premises and (iv) Department, Variety and Specialty Stores. For purposes of this Lease, the floor space described in clauses (i), (ii) and
(iii) herein shall be collectively referred to as the "Ancillary Space".

             O.       Tenant Related Parties:   Tenant, its assignees,
Concessionaires, agents, contractors, employees or invitees.

SECTION 1.3.          EXHIBITS AND MANUALS.   The exhibits and manuals listed
in this Section 1.3 are attached
to this Lease and are hereby incorporated in and made a part of this Lease.

             Exhibit A                      -        Lease Plan
             Exhibit A-1            -       Original Leased Premises
             Exhibit A-2            -       Expansion Space
             Exhibit A-3            -       Recapture Area
             Exhibit A-4            -       Designated Outdoor Seating Area
             Exhibit B                      -        Construction Information
and Design Criteria
             Exhibit C                      -        Menu

                                                        ARTICLE 11

                                        LEASED PREMISES AND THE SHOPPING CENTER

SECTION 2.1. DEMISE. Landlord, in consideration of the Rent to be paid and the other conditions and covenants to be satisfied and performed by Tenant, demises and leases to Tenant, and Tenant leases and takes from Landlord, the Leased Premises, each upon the terms and conditions of this Lease; provided, however, that in addition to other rights provided to or reserved by Landlord in this Lease or otherwise, Landlord shall have (i) the exclusive right to use both the exterior faces of the exterior walls of the Leased Premises and, subject only to Tenant's rights and obligations under Section 4.6 below, the roof of the Shopping Center, and (ii) the right to install, maintain, use, repair and replace pipes, ducts, cables, conduits, vents, utility lines and wires to, in, through, above and below the Leased Premises as and to the extent that Landlord, may from time to time deem appropriate (in its reasonable business judgment) for the proper operation and maintenance of the Shopping Center. Landlord shall use its reasonable efforts to locate said pipes, ducts, cables, conduits, plumbing vents, utility lines and/or wires in non-sales areas of the Leased Premises, however, to the extent any of the same are located within sales areas of the Leased Premises, they shall not be visible to the public.

SECTION 2.2. CHANGES TO SHOPPING CENTER. Exhibit A sets forth the general layout of the Shopping Center but is not, and shall not be deemed to be, a warranty, representation or agreement on the part of Landlord that all or any part of the Shopping Center is, will be, or will continue to be, configured as indicated on Exhibit A. In addition to other rights provided to or reserved by Landlord under this Lease, Landlord hereby reserves the right, at any time and from time to time, to (i) make alterations or additions to, build additional stories on, and demolish or otherwise change, all or any part of any buildings or other improvement in or about the Shopping Center, and build other buildings or improvements in or about the Shopping Center; (ii) construct deck or elevated parking facilities; and (iii) convey portions of the Shopping Center to others or withdraw portions from the Shopping Center. Tenant consents to the performance of all work deemed appropriate by Landlord to accomplish any of the foregoing, and any inconvenience caused thereby; provided, however, that Landlord agrees to use reasonable efforts to minimize the interference with Tenant's business in the Leased Premises. The design and performance of such work shall be in the sole discretion of Landlord. None of the Landlord Related Parties (as defined in Section 1.2(H) above) shall be subject to any liability as a result of any change in the Shopping Center, nor shall the same entitle Tenant to any compensation or diminution of Rent, or entitle Tenant to terminate this Lease or constitute an actual or constructive eviction. Notwithstanding anything to the contrary contained in this Lease, Landlord shall not change the dimensions or location of the Leased Premises or materially obstruct access to or visibility of the Leased Premises from the Enclosed Mall without Tenant's consent (which consent shall not be unreasonably withheld or delayed), unless Landlord is required to do any of the foregoing by reason of any Law (as defined in Section 1.2(I) above) as a result of any cause beyond the reasonable control of Landlord, or in accordance with the provisions of Articles XI or XII below or unless such access and/or visibility is temporarily affected as a result of repairs, remodeling, redevelopment, renovation or other construction to the Shopping Center. Landlord shall use due diligence to complete all such repairs, remodeling, renovations, redevelopment or other construction.

SECTION 2.3.          RELOCATION.  INTENTIONALLY OMITTED.

                                                        ARTICLE III

                                                           TERM

SECTION 3.1. TERM. The Term shall commence at 12:00 A.M. on the Commencement Date and shall end at the end of Normal Mall Hours (as defined in Section 4.3 below) on the Termination Date. Tenant shall, upon request by Landlord, confirm the Commencement Date in writing.

SECTION 3.2. SURRENDER OF LEASED PREMISES. On the Termination Date (whether by lapse of time or otherwise), Tenant shall quit and surrender the Leased Premises in accordance with the terms of this Lease and in good order, condition and repair, ordinary wear and tear excepted. Tenant shall also deliver all keys for the Leased Premises as specified by Landlord, and inform Landlord of all combinations on locks, safes and any vaults in the Leased Premises.

SECTION 3.3.          HOLDING OVER.

             A. This Lease shall terminate on the Termination Date pursuant to the terms of this Lease without the necessity of notice from either Landlord or Tenant, Tenant's occupancy subsequent to the Termination Date, whether or not with the consent of Landlord, shall be deemed to be that of a tenancy at sufferance, subject to all the terms, covenants, and conditions of this Lease, except that for each day Tenant holds over the Minimum Rent shall be two (2) times the Minimum Rent and Percentage Rent payable in the last year of the Term divided by three hundred sixty-five (365) ("Holdover Rent"). No extension or renewal of this Lease shall be deemed to have occurred by any holding over.

             B. In addition to paying to Landlord the Holdover Rent, if Tenant falls to surrender the Leased Premises to Landlord on the Termination Date as required by this Lease, Tenant shall indemnity, defend (with counsel acceptable to Landlord [acting reasonably]) and hold the Landlord Related Parties harmless from and against all loss, liability, damages and expense (including, without limitation, attorneys' fees) sustained or incurred by any of the Landlord Related Parties on account of or resulting from such failure, including, without limitation, claims made by any succeeding tenant of all or any part of the Leased Premises.

             C. Notwithstanding anything contained herein to the contrary, if Landlord and Tenant elect to negotiate a renewal of this Lease or a new lease, during the period of their negotiations occurring after the Termination Date, Tenant shall continue to pay the Rent payable in the last Lease Year or Partial Lease Year of the Term, provided that any annual or other periodic escalation of Rent set forth in this Lease shall continue during the holdover period as it said holdover period was part of the original Term. Notwithstanding anything to the contrary contained herein, neither Landlord nor Tenant shall have any obligation to commence to negotiate, or to continue negotiation of, a renewal of this Lease or a new lease covering the Leased Premises and in the event that such negotiation is not commenced or such negotiation is discontinued at any time by either party in its sole discretion, Tenant shall be liable to pay Holdover Rent retroactive to the first day of the holdover period as aforesaid.

                                                        ARTICLE IV

                                        USE AND OPERATION OF THE LEASED PREMISES

SECTION 4.1. USE AND TRADE NAME. Tenant shall use the Leased Premises solely for the Permitted Use and for no other purpose, and shall operate its business on the Leased Premises solely under the Tenant Trade name and under no other name; provided, however, Tenant may change its Trade Name without Landlord's written consent provided: (i) the use of the trade name proposed shall not violate any then existing lease or other agreement affecting the Shopping Center; (ii) the trade name proposed shall not be similar to the trade name of any other then existing tenant or occupant in the Shopping Center; (iii) the proposed trade name is the trade name used by all of the stores operated by Tenant under the current trade name; (iv) Tenant shall install new internally illuminated storefront signage with Tenant's new trade name and Tenant shall make all necessary modifications to the sign band and/or the bulkhead of the Leased
Premises at its sole cost and expense and in accordance with Landlord's specifications and design criteria for the Shopping Center and Exhibit B attached hereto; (v) Tenant shall reimburse Landlord the reasonable expenses incurred by Landlord in modifying any directories that reference Tenant's store to reflect the new Trade Name; and (vi) Tenant notifies Landlord of its change of Trade Name at least thirty (30) days prior to said change. On or before the thirtieth (30th) day after Tenant changes its trade name, Tenant shall submit drawings to Landlord for Landlord's review and approval prior to the installation of the sign and/or modification of the sign band and/or bulkhead.

SECTION 4.2.          CONTINUOUS OPERATION BY TENANT.

             A. Tenant shall (i) carry at all times in the Leased Premises a full stock of merchandise; and (ii) conduct its business on the Leased Premises at all times in a first-class manner consistent with reputable business standards and practices and operate the entire Leased Premises continuously and uninterruptedly during all of the hours set forth below, during the entire Term in accordance with the terms of this Lease.

             B. If Tenant violates any provision of this Section 4.2, then Landlord shall have, in addition to all remedies in this Lease provided, the right to collect upon demand, in addition to the other Rent payable under this Lease, liquidated damages in an amount equal to twice the Rent per day for each and every day that such violation exists. The payment of such additional rent shall not relieve Tenant of any of its obligations under this Lease.

SECTION 4.3. STORE HOURS. Tenant shall conduct its business in the Leased Premises during the hours designated by Landlord as the normal mail hours (the "Normal Mall Hours"). Tenant acknowledges that as of the date hereof the Normal Mall Hours are as follows: (i) Monday through Saturday, between the hours of 10:00 a.m. and 9:30 p.m., and (ii) Sunday, between the hours of 12:00 p.m. and 6:00 p.m. Landlord shall have the right to after such Normal Mall Hours from time to time during the Term of this Lease, provided that Landlord gives Tenant reasonable prior written notice of such change, and provided further that if such change includes any additional hours other than the hours specifically stated in clauses (i) and (ii) above, Tenant shall be obligated to conduct its business in the Leased Premises during such additional hours if, and only if, at least one Department, Variety or Specialty Store and seventy-five percent (75%) of the Satellite Store Space tenants in the Shopping Center are similarly obligated or otherwise open for business during such additional hours. In addition, Tenant may conduct its business in the Leased Premises during hours ("Additional Hours") other than Normal Mall Hours as may be determined by Tenant, provided that Tenant notifies Landlord at least ten (10) days in advance of the Additional Hours that Tenant intends to be open for business, and in addition also notifies Landlord at least ten (10) days in advance of any changes in the Additional Hours Tenant intends to be open for business, and provided further that Tenant shall pay to Landlord as additional Rent all costs ("Landlord's Incremental Costs") incurred by Landlord which would not have been incurred by Landlord it Tenant had not notified Landlord that Tenant intended to operate during such Additional Hours, including, without limitation, all costs incurred by Landlord in furnishing security, heating, cooling, ventilating, lighting, maintenance or any other services furnished by Landlord in anticipation of Tenant being open for business during the Additional Hours. In the event that Tenant is open for business at any time other than Normal Mall Hours, except as expressly set forth in the immediately succeeding paragraph, Tenant shall keep all doors or other entrances (if any) opening from the Leased Premises onto the Enclosed Mall (the "Mall Entrance") closed and locked and shall not permit any employee, customer or other person to gain access to the Enclosed Mall through or by way of the Leased Premises. Except as expressly set forth in the immediately succeeding paragraph, during any Additional Hours that Tenant conducts its business at the Leased Premises, Tenant's employees, customers or any other persons entering or exiting the Leased Premises must enter and exit through Tenant's exterior entrance/exit to the Shopping Center parking lot (the "Exterior Entrance").

             Notwithstanding anything to the contrary contained in this Section 4.3, if at any time during the Term of this Lease, any governmental entity having jurisdiction over the Shopping Center prohibits Tenant from utilizing its Exterior Entrance, Landlord shall permit Tenant's employees, customers and any other persons to enter and exit from the Leased Premises through the Mall Entrance during any Additional Hours; provided, however, it Tenant is prohibited from utilizing its Exterior Entrance as hereinabove described, and Landlord determines (acting reasonably) that Landlord must place a gate in that portion of the Enclosed Mall Common Area located directly adjacent to the Leased Premises in order to prevent anyone exiting the Leased Premises during any Additional Hours from gaining access to the Enclosed Mall, Tenant hereby agrees to pay Landlord one hundred percent (100%) of the cost of such gate (and the installation thereof within thirty (30) days after written demand therefor from Landlord (which demand shall be accompanied by reasonable documentation evidencing the cost of purchasing and installing such gate).

             Notwithstanding anything to the contrary contained herein, subject to the conditions contained in this Section 4.3, Tenant shall be permitted to conduct its business in the Leased Promises during the following hours:
Sunday through Saturday between the hours of 11:00 a.m. and 12:00 midnight.

SECTION 4.4. ADDITIONAL OPERATIONAL COVENANTS. Tenant covenants and agrees, at all times during the Term and such other times as Tenant occupies the Leased Premises or any part thereof, to comply, at its own cost and expense, with the following:

             A. Any handling of freight or deliveries to or from the Leased Premises shall be made in a manner which is consistent with good shopping center practice and only at such times, in the areas and through the entrances and exits designated by Landlord. Any truck or machine used for handling freight or making such deliveries shall have rubber wheels only.

             B. All garbage and other refuse shall be kept inside the Leased Premises in the kind of container specified by Landlord and shall be placed outside of the Leased Premises prepared for collection in the manner and at the times and places specified by Landlord. If Landlord elects to furnish or designate such service for the removal and/or recycling of garbage and other refuse, Tenant shall use the service furnished or designated by Landlord, but Tenant shall not be obligated to pay more for such service than the prevailing competitive rates charged by reputable, independent trash removal and/or recycling contractors for the same service on a direct and individual basis. If furnished or billed by Landlord, Tenant shall pay for such service monthly as additional rent. If Landlord does not provide such service, Tenant shall be solely responsible for the removal (including any recycling required by any applicable Law) of all garbage and other refuse from the Leased Premises and shall pay promptly all charges therefor.

             Notwithstanding anything to the contrary contained herein, as of the date hereof, Tenant is not required to separate "wet" and "dry" garbage, however, should Landlord, or any local governmental authority having jurisdiction over the Shopping Center, require such separation of garbage at any time after the date hereof, Tenant shall comply with the requirements imposed by Landlord and/or such governmental entity (as the case may be) with respect to the separation of refuse. In addition to the foregoing, Tenant shall be required to participate in any recycling program currently or from time to time conducted by Landlord at the Shopping Center during the Term of this Lease. As of the date hereof, there is a Shopping Center recycling program for dry cardboard, bottles, cans, paper (grade 1 only) and newspapers.

             In addition to the foregoing, Tenant shall (i) remove grease from the grease trap servicing the Leased Premises and maintain the grease trap within the Leased Premises in the manner, by such means, and at such times consistent with the operation of a first-class restaurant and (ii) remove grease from the "Grease Guard(s)" (or its equivalent) (as described in Section 9.2[B] below) at Tenant's roof-mounted exhaust equipment outlets and shall maintain the Grease Guard(s) in such a manner as to prevent grease from coming into contact with the Shopping Center roof. Grease waste shall be placed in a sealed container, as reasonably approved by Landlord, designated specifically for grease waste and capable of being wheeled and emptied as required by local code, local governmental authority or Landlord, but in no event less than one (1) time per week. Such grease waste container shall be located within an area to be approved by Landlord, which approval shall not be unreasonably withheld. Any relocation of such grease waste container shall be subject to the Landlord's prior written approval, in the event Tenant fails to maintain the Grease Guard(s) as set forth in this paragraph, Landlord may cause such grease to be removed and, as necessary, the roof of the Shopping Center so damaged by Tenant's failure to remove such grease to be repaired and Tenant shall reimburse Landlord for the cost thereof upon demand.

             C. Tenant shall not (i) suffer, allow or permit any vibration, noise, odor or flashing or bright light to emanate from the Leased Premises;
(ii) paint or cause to be displayed, painted or placed, any handbills, bumper stickers or other advertising devices on any vehicle(s) parked in the parking area(s) of the Shopping Center, whether belonging to Tenant, its employee(s), or any other person(s); (iii) solicit business or distribute, or cause to be distributed, in the Common Areas any handbills, promotional materials or other advertising; (iv) conduct or permit any other activities in the Leased Premises that might constitute a nuisance; (v) permit the parking of vehicles so as to interfere with the use of any driveway, corridor, walkway, parking area, mall or any other Common Area; or (vi) use or occupy the Leased Premises or do or permit anything to be done therein which in any manner might cause injury or damage in or about the Shopping Center.

             D. Tenant may maintain a slightly negative air pressure in the Leased Premises so as to permit a slight drawing of heated or cooled air from other areas of the Shopping Center as indicated on Tenant's plans and specifications and subject to Landlord's approval of same, which approval shall not be unreasonably withheld. Tenant shall also keep the Leased Premises heated or air-conditioned, as the case may require, at least to the same temperature as the Landlord is endeavoring to maintain in the Shopping Center.

             E. Tenant shall use and allow to be used all plumbing within the Leased Premises and the Shopping Center only for the purpose for which it is designed, and no foreign substance of any kind shall be thrown therein. The expense of any breakage, stoppage or damage resulting from a violation of this provision shall be paid for by Tenant upon demand.

             F. Tenant shall contract for and utilize termite and pest extermination services for the Leased Premises as necessary.

             G. Tenant shall keep any display windows or signs in or on the Leased Premises well lighted during such hours and days that the Shopping Center, or the portion thereof in which Tenant is located, is lighted by Landlord.

             H. Tenant shall contract for and utilize a window-cleaning service and maintain the windows in the Leased Premises in a reasonably clean condition and in a manner consistent with a first class shopping center. If Tenant fails to keep its windows clean, Landlord may cause the same to be kept clean (through a service or otherwise) and Tenant shall pay the cost thereof upon demand.

             I. Tenant shall use good faith efforts to avoid any action which would cause any work stoppage, picketing, labor disruption or dispute, or any interference with the business or the rights and privileges of Landlord or any other tenant, occupant or other person lawfully in the Shopping Center (any such event shall be referred to collectively herein as a "Labor Dispute"). If any action or inaction on the part of any Tenant Related Party causes a Labor Dispute, Tenant shall have any pickets removed and, if deemed necessary by Landlord, terminate at any time any construction work being performed in the Leased Premises giving rise to such Labor Dispute, until such time as Landlord shall have given its written consent for the resumption of such work (which consent shall not be unreasonably withheld), and Tenant shall have no claim for damages of any nature against any of the Landlord Related Parties in connection therewith, nor shall the date of the commencement of the Term be extended as a result thereof.

             J. Tenant shall pay before delinquency all fees and charges and shall maintain all licenses and permits required for Tenant to lawfully use the Leased Premises as contemplated by this Lease.

             K. Tenant shall (i) use the Shopping Center name as existing, or as the same may be changed from time to time, in designating the location of the Leased Premises in all newspaper or other advertising, and all other references to the location of the Leased Premises; and (ii) to the extent Tenant mentions in local advertising the location of any of its stores, Tenant shall include its Trade Name and the address and identity of Tenant's business in the Leased Premises in all such advertisements made by Tenant in any manner, in any medium.

             L. Tenant shall not conduct or permit to be conducted any auction, fire, "going out of business" or similar type of sale; provided, however, that this provision shall not restrict the absolute freedom (as between Landlord and Tenant) of Tenant to determine its own selling prices nor shall it preclude periodic, seasonal, promotional or clearance sales held in the ordinary course of business.

             M. Tenant shall not place a load on any floor in the Shopping Center exceeding the load which it was designed to carry, nor shall Tenant install, operate or maintain thereon any heavy item or equipment except in such manner as to achieve a proper distribution of weight.

             N. Tenant shall not install, operate or maintain in the Leased Premises or in any other area of the Shopping Center any electrical equipment which does not bear the Underwriters Laboratories seal of approval, or its equivalent, or which would overload the electrical system or any part thereof beyond its capacity for proper, efficient and safe operation as determined by Landlord (in its reasonable business judgment), taking into consideration the overall electrical system and the present and future requirements therefor in the Shopping Center.

             0. To the extent required by Landlord (in its reasonable business judgment), or any applicable Law, Tenant shall provide sound barriers for all mechanical systems serving the Leased Premises.

             P. Tenant shall not store, display, sell, or distribute any alcoholic beverages or any dangerous materials without the prior written consent of Landlord.

             Q. Tenant shall not sell, distribute or display any item or provide any service in any manner which, in Landlord's good faith judgment, is inconsistent with the quality of operation of the Shopping Center or may tend to injure or detract from the moral character or image of the Shopping Center within the community, without limiting the generality of the foregoing, Tenant shall not permit any "adult" entertainment or nudity in the Leased Premises and shall not sell, distribute or display any paraphernalia commonly used in the use or ingestion of illicit drugs, or any x-rated, pornographic or so-called "adult" newspaper, book, magazine, film, picture, video tape, video disk, or other similar representation or merchandise of any kind.

             R. Tenant shall comply with and shall cause the Leased  Premises to comply with all Laws affecting the Leased Premises or any part or the use thereof. Notwithstanding the foregoing, except as provided below, Tenant shall have no obligation to comply with any such Laws to the extent the same require structural alterations or structural repairs to the Leased Premises (collectively, the "Structural Work"), all of which required Structural Work shall be the obligation of Landlord (except that the foregoing does not in any way relieve Tenant from any responsibility to pay its share of Landlord's Operating Costs as provided in this Lease), except to the extent that such Structural Work is (a) to the storefront of the Leased Premises, (b) caused by an act or omission of Tenant, or Tenant's agents, employees or contractors, (c) required as a result of Tenant's specific use of the Leased Premises or the particular configuration of the Leasehold Improvements within the Leased Premises, (d) necessitated by any improvement, alteration or addition to the Leased Premises performed by or at the direction of Tenant, (e) to any improvement, alteration or addition to the Leased Premises performed by or at the direction of Tenant, or (f) required of Tenant in its capacity as an employer, in any of which cases such Structural Work shall be performed at Tenant's sole cost and expense, and at Landlord's option, shall be performed by Tenant.

             S. Tenant shall not operate or permit to be operated on the Leased Premises any coin or token operated vending machine or similar device including, without limitation, telephones, amusement devices and machines for sale of beverages, foods, candy, cigarettes or other goods, but Tenant shall have the right to operate vending machines located in a non-sales area of the Leased Premises for the exclusive use of Tenant's employees.

             T. If Landlord designates any portion of the Shopping Center parking area for employee parking ("Employee Parking Areas"), Tenant and Tenant's employees shall park their motor vehicles only in said Employee Parking Areas.

             U. Tenant shall comply with and observe all other reasonable rules and regulations established by Landlord, from time to time, provided such rules and regulations shall be uniformly and non-discriminatorily applicable to all other similarly situated Satellite Store Space tenants.

SECTION 4.5. SIGNS AND ADVERTISING. Tenant shall not place or permit to be placed on the exterior of the Leased Premises or the door, window or roof, within any display window space or within five (5) feet behind the entry to the Leased Premises, any sign, decoration, lettering or advertising matter without Landlord's prior written approval, except that Tenant may utilize such material within the Leased Premises on a temporary basis (collectively, the "Temporary Signs") to advertise special sales or promotional events without Landlord's approval provided that such Temporary Signs are professionally made, in good taste and not taped to any window of the Leased Premises. Tenant shall submit to Landlord reasonably detailed drawings of its proposed signs (other than Temporary Signs) for review and approval by Landlord prior to utilizing same. All signs, awnings, canopies, decorations, lettering, advertising matter or other items used by Tenant shall be insured and maintained at all times by Tenant in good condition, operating order and repair. Flashing signs are prohibited. Tenant shall install one internally illuminated, individually lettered sign or other type of sign as specified by Landlord above the storefront of the Leased Premises and professionally lettered name signs on its service doors both in accordance with plans and specifications therefor approved by Landlord.

             Landlord shall have the right, after twenty-four (24) hours prior written notice to Tenant and without any liability for damage to the Leased Premises reasonably caused thereby, to remove any items displayed or affixed in or to the Leased Premises which Landlord determines (in its reasonable business judgment) to be in violation of the provisions of this Section 4.5.

SECTION 4.6. TENANT'S USE OF ROOF. No radio or television aerial or other device shall be erected on the roof or exterior walls of the Leased Premises or the building in which the Leased Premises are located without first obtaining Landlord's written consent. If the Leased Premises are located immediately under the roof of the Shopping Center, then Tenant is hereby given a non-exclusive right to use that part of the roof of the building in which the Leased Premises are located within the lines formed by projecting the perimeter wall lines of the Leased Premises vertically, such use being solely for the installation and maintenance of Tenant's heating, ventilating and air conditioning system, if any; provided, however, that (i) roof penetrations shall be made only with Landlord's prior written consent and by a contractor designated by Landlord;
(ii) Tenant shall, at its expense, promptly repair, utilizing a contractor designated by Landlord, any damage or wear to the roof resulting in whole or in part from the use described in this Section 4.6; and (iii) Landlord may relocate Tenant's equipment at any time at Landlord's expense.

SECTION 4.7. RETAIL RESTRICTION LIMIT. Tenant covenants and agrees that during the Term, neither Tenant nor any guarantor of this Lease (and if Tenant or such guarantor is a corporation or partnership, its respective officers, directors, stockholders, affiliates or partners) shall directly or indirectly, operate, manage or have any interest in any other store or business whose primary use is the operation of a full service sit-down Mexican restaurant (including, without limitation, any concession or department operated within another store or business), within a radius of five (5) miles of the Shopping Center. This covenant, however, shall be inapplicable to any store or business of Tenant in operation on the date of this Lease, provided that Tenant has heretofore disclosed the existence of such store or business in writing to Landlord and provided further that the nature and character of such existing store or business remain the same and such store is continuously operated at the same location. If the covenant contained in this Section 4.7 is breached, Landlord may, at its option, in addition to all of its other rights and remedies set forth in Article XVI of this Lease, include all gross sales generated by any violative store or business in calculating the Gross Sales for the purposes of this Lease, in which event the terms and conditions set forth in Sections 5.3 through 5.6 shall apply to the business of such violative store.

                                                         ARTICLE V

                                                           RENT

SECTION 5.1. RENT PAYABLE.

             A. Tenant shall pay the Rent payable under this Lease to Landlord, without prior demand therefor or any setoff or deduction whatsoever, at the times set forth in this Lease in lawful money of the United States, at the place designated from time to time by Landlord by notice given to Tenant. Unless another time shall be expressly provided for payment, Rent shall be due and payable on demand or together with the next succeeding installment of Minimum Rent, whichever shall first occur. Tenant's covenant to pay Rent shall be independent of every other covenant set forth in this Lease. Tenant shall also pay to Landlord all applicable sales or other taxes which may be imposed on any item of Rent at the same time as such item of Rent is due and payable to Landlord. In addition to constituting a default under this Lease, if Tenant shall fail to make any payment of Rent when due, Tenant shall pay a late charge of One Hundred Dollars ($100.00) to reimburse Landlord for its additional administrative costs in processing such payment. Unless Landlord notifies Tenant otherwise, all Rent payments shall be made payable and sent to: Monmouth Mall, Route 35 & Wyckoff Road, Eatontown, New Jersey 07724.

             B. Any payment by Tenant or acceptance by Landlord of a lesser amount than shall be due from Tenant to Landlord shall be treated as payment on account. The acceptance by Landlord of a check for a lesser amount with an endorsement or statement thereon or in any letter accompanying such check, that such lesser amount is payment in full shall be given no effect, and Landlord may accept such check without prejudice to any other rights or remedies which Landlord may have against Tenant.

SECTION 5.2. PAYMENT OF MINIMUM RENT. Tenant shall pay to Landlord the Minimum Rent provided in Section 1.1(E) , in equal monthly installments, in advance, commencing on the Rent Commencement Date and on the first day of each and every calendar month thereafter throughout the Term.

SECTION 5.3. PAYMENT OF PERCENTAGE RENT. Tenant shall pay to Landlord Percentage Rent for each Lease Year or Partial Lease Year commencing on the twentieth
(20th) day of the month immediately following the month in which the Gross Sales (as hereinafter defined in Section 5.4(A) below) first exceed the Full Year Breakpoint or Partial Year Breakpoint as the case may be, and on the twentieth
(20th) day of each month thereafter during the remainder of such Lease Year or Partial Lease Year.

SECTION 5.4. "GROSS SALES" DEFINED.

             A. The term "Gross Sales" shall mean: the total price charged for all goods, merchandise, tickets, trade-
ins, beverages and food sold, leased or licensed, and all services or other operations or items sold or rendered, at, in, on or from the Leased Premises by Tenant or any Concessionaire, whether for cash or on a charge, credit, time basis or otherwise, without reserve or deduction for inability or failure to collect, including, but not limited to, the following: (i) orders originated or accepted by Tenant at the Leased Premises but delivery or performance is made from or at any place other than the Leased Premises, or vice versa: (ii) orders received or filled at the Leased Premises made by mail, telephone or other means; (iii) sales by means of mechanical and other vending machines in the Leased Premises; (iv) all service, finance or interest charges imposed by Tenant on any type of account or note receivable, to the extent that the principal amount thereof consists of monies which were or should have been included in Gross Sales; and (v) all gross income received by Tenant from its operations in, at, on or from the Leased Premises (including, without limitation, the type of transactions described above) which Tenant or any Concessionaire in the ordinary course of business would credit or attribute to its business upon the Leased Premises and which are neither included in nor excluded from Gross Sales by the other provisions of this Lease, but without any duplication; and in all cases without deduction or allowance for cost of inventory, or other costs or expenses of purchasing, selling and transporting, or other costs or expenses related to overhead or franchise fees or taxes, except as specifically provided in Section 5.4(B) below.

             B. There shall not be included, or if included in the calculation of Gross Sales, there shall be deducted, as the case may be, provided that specific record is made at the time of each transaction: (i) the actual net amount of refunds, credits or allowances actually made or allowed by Tenant in accordance with reasonable business practices upon transactions included within Gross Sales where the item is returned by the purchaser to and accepted by Tenant (provided that anything given in exchange for returned items and any such credits to customers shall be included in Gross Sales when used); (ii) sales or retailer's excise taxes which are separately added by Tenant to the sales price, paid directly by the customer, collected by Tenant and actually paid over by Tenant to the governmental taxing authorities, but not deducting from Gross Sales any other tax of any nature; (iii) the exchange of merchandise between the stores of Tenant where such exchanges are made solely for the convenient operation of Tenant's business and not for the purpose of consummating a sale which has been made at, on, in or from the Leased Premises; (iv) returns to shippers or manufacturers for credit; (v) sales of fixtures which are not part of Tenant's stock in trade; (vi) bulk sales or wholesale transfers of merchandise not in the ordinary course of business; and (vii) the following, only to the extent that they do not, in the aggregate, exceed two percent (2%) of Gross Sales in any Lease Year or Partial Lease Year: (a) sales to employees of Tenant at a discount; (b) Tenant's accounts receivable consisting of bad checks and bad debts; provided, however, if such accounts are actually collected later, the amounts shall be included in Gross Sales at such time, and further provided Tenant shall use reasonable efforts within the retail trade to collect such bad checks and bad debts; (c) service charges levied against sales through the use of national bank cards or other similar third party credit services such as Visa or MasterCard and check verification charges; and (d) the amount received from the sale of gift certificates until such certificates are treated as a sale at the Leased Premises pursuant to Tenant's bookkeeping practices.

SECTION 5.5.          STATEMENTS OF GROSS SALES.

             A. Within twenty (20) days after the end of each calendar month included in the Term, Tenant shall deliver to Landlord a written statement certified by Tenant setting forth (i) the amount of Gross Sales made during such month; (ii) the aggregate amount of Gross Sales made during such Lease Year or Partial Lease Year including such month; (iii) the amount of deductions or exclusions from Gross Sales taken in accordance with Section 5.4(B) above, if any; (iv) the aggregate Percentage Rent due for such Lease Year or Partial Lease Year; (v) the amount of Percentage Rent previously paid by Tenant to Landlord for such Lease Year or Partial Lease Year; and (vi) the total Percentage Rent then due for such month.

             B. On or before the sixtieth (60th) day following each Lease Year or Partial Lease Year included in the Term, Tenant shall deliver to Landlord a written certified statement setting forth the items required under Sections 5.5(A)(ii), (iii), (iv) and (v) with respect to such Lease Year or Partial Lease Year.

             C. If Tenant shall fail to deliver any statement of Gross Sales when due and does not cure such failure within ten (10) days after written notice from Landlord, in addition to all of Landlord's other rights and remedies hereunder, (i) Tenant shall pay to Landlord, as additional rent, an amount equal to One Hundred Dollars ($100.00) per day for each day such statement is overdue; and (ii) upon not less than three (3) days' prior notice to Tenant, Landlord shall have the right to cause an audit of all books, records and bank accounts of Tenant and any Concessionaire pertaining to the business conducted in the Leased Premises and to prepare the statements which Tenant has failed to deliver. The statement(s) prepared by Landlord shall be conclusive on Tenant absent manifest error, and Tenant shall promptly pay all expenses incurred in the preparation of such statement(s) and all sums, if any, as may be shown by such audit to be due as Percentage Rent.

SECTION 5.6.          RECORDS AND AUDITS.

             A. The business of Tenant and any Concessionaire upon the Leased Premises shall be operated so that a duplicate dated sales slip, dated invoice, register receipt or similar evidence of payment, serially numbered, shall be issued with each transaction resulting in Gross Sales or exclusions therefrom, Tenant shall keep at the Leased Premises or at the home or regional office of Tenant, a general ledger, sales receipts, sales records and other supporting documentation for at least three (3) years after the end of the period to which they pertain. All such documentation shall disclose in detail all information required to permit Landlord to verity Tenant's Gross Sales and conform to, and be in accordance with, generally accepted accounting principles consistently applied. If the documentation Tenant is required to maintain pursuant to this
Section 5.6(A) is insufficient to permit Landlord to verify Gross Sales and exclusions therefrom, Tenant shall pay to Landlord, upon demand, the cost of any examination or audit performed pursuant to Section 5.6(B) below, including, without limitation, all reasonable travel expenses Incurred by Landlord in conducting such examination and/or audit. If any audit is required or a controversy arises regarding Percentage Rent, Tenant shall retain its books and records until such audit is terminated or controversy is resolved notwithstanding the expiration of the Term.

             B. Landlord, its agents and employees shall have the right at any time during normal business hours after not less than five (5) days' prior written notice to Tenant, to cause an examination or complete audit to be made of the documentation described in Section 5.6(A) and such other documentation, including, without limitation, bank accounts as Landlord shall reasonably require. If any audit or examination shall disclose that any statement of Gross Sales understates Gross Sales for the reporting period (i) to any extent, Tenant shall pay to Landlord upon demand the resultant deficiency in Percentage Rent, together with interest thereon; and (ii) to the extent of three percent (3%) or more, Tenant shall pay to Landlord as additional rent, upon demand, the cost of the audit or examination including, without limitation, all reasonable travel expenses incurred by Landlord in conducting such audit.

SECTION 5.7. TAXES. The term "Taxes" shall mean all federal, state, local governmental, special district and special service area taxes and assessments, exactions, impact fees and charges (including, without limitation, lease, rent or occupancy taxes) and other governmental charges and levies, general and special, ordinary and extraordinary, unforeseen as well as foreseen of any kind and nature (including interest thereon whenever the same may be payable in installments) which Landlord shall pay or become obligated to pay or which are or shall become levied, due and payable or liens upon, assessed directly or indirectly against all or any portion of the Shopping Center (or any of the rents received therefrom) arising out of the use, occupancy, ownership, leasing, management, repair, replacement or operation of the Shopping Center, any part thereof, appurtenance thereto or property, fixtures or equipment therein imposed by any authority having jurisdiction over the Shopping Center or any part thereof, in the amount billed and payable immediately prior to the date the same are delinquent together with the costs (including, without limitation, reasonable attorneys' fees) of any negotiation, contest or appeal pursued by Landlord to reduce or prevent an increase in any portion of such Taxes, regardless of whether any reduction or limitation is obtained, and all of Landlord's administrative costs with respect to the foregoing, all of which shall arise during the Term or which shall be attributable to the period included in the Term. No inheritance, estate, franchise, corporation, income or profit tax that is or may be imposed upon Landlord personally shall be deemed to be included in "Taxes". Notwithstanding anything contained herein to the contrary, Tenant's obligation hereunder to reimburse Landlord for payment of Taxes shall not include penalties imposed for late payment of Taxes.

SECTION 5.8.           PAYMENT OF TAX RENT.

             A. Tenant's proportionate share of Taxes (the "Tax Rent") for each Tax Year (as hereinafter defined) shall be computed by multiplying the amount of the Taxes less any Deductible Contributions (hereinafter defined) to Taxes, by a fraction, the numerator of which shall be the floor space of the Leased Premises and the denominator of which shall be the floor space of the Satellite Store Space (excluding the floor space of all Separately Assessed Tenants and all Temporary Tenants [each as hereinafter defined]) which is leased and occupied. The leased and occupied Satellite Store Space for a Tax Year shall be the average of the leased and occupied Satellite Store Space on the first day of each calendar month in such Tax Year. For purposes of this Section 5.8, "Deductible Contributions" shall mean all contributions to Taxes made by (i) all Separately Assessed Tenants, (ii) all Temporary Tenants, (iii) all Ancillary Tenants (as hereinafter defined) and (iv) all Department, Variety or Specialty Stores who are not Separately Assessed Tenants. "Separately Assessed Tenant" shall mean any tenant (excluding Tenant) whose premises within the Shopping Center are separately assessed and included on a separate tax bill and who is obligated to pay the entire amount of such tax bill directly to the taxing authorities or to Landlord. "Temporary Tenant" shall mean any tenant or occupant (excluding Tenant) who occupies Satellite Store Space within the Shopping Center pursuant to a lease, license or other similar agreement with an original stated term of twelve (12) months or less. "Ancillary Tenant" shall mean any tenant or occupant of the Shopping Center who occupies Ancillary Space (as defined in Section 1.2[N] above) in the Shopping Center, provided that if such Ancillary Tenant occupies other space in the Shopping Center in addition to such Ancillary Space, the "Deductible Contributions" made by such Ancillary Tenant shall only include the contributions to Taxes (or in the case of Section 6.4, contributions to Landlord's Operating Costs) that are directly attributable to the Ancillary Space occupied by such Ancillary Tenant. The term "Tax Year" means each twelve
(12) month period established as the real estate tax year by the taxing authorities having jurisdiction over the Shopping Center.

             B. Tax Rent shall be paid by Tenant in equal monthly installments in such amounts as are estimated and billed by Landlord for each Tax Year during the Term, with the first installment being due on the Rent Commencement Date and each succeeding installment being due on the first day of each calendar month thereafter. If at any time during a Tax Year (or after a Tax Year if the final amount of the Taxes has not been determined) it shall appear that Landlord has underestimated the Tax Rent for such Tax Year, Landlord may adjust the amount of the monthly installments of Tax Rent and bill Tenant for any deficiency which may have accrued during such Tax Year. After Landlord's receipt of the final tax bills for each Tax Year, Landlord shall notify Tenant of the amount of Taxes for the Tax Year in question and the amount of the Tax Rent for such Tax Year. Any overpayment or deficiency in the Tax Rent for such Tax Year shall be adjusted between Landlord and Tenant as follows: Tenant shall pay Landlord or Landlord shall credit to Tenant's account (or, it such adjustment is at the end of the Term, pay Tenant), as the case may be, within thirty (30) days after the aforesaid notification to Tenant, the amount of any such excess or deficiency of Tax Rent paid or payable by Tenant.

SECTION 5.9. RENT FOR A PARTIAL MONTH. For any portion of a calendar month included at the beginning or end of the Term, Tenant shall pay 1/30th of each monthly installment of Rent for each day of such portion in advance at the beginning of such portion.

SECTION 5.10. RENT FOR A PARTIAL LEASE YEAR. During any Partial Lease Year for each item of Rent which is calculated on an annual basis but payable in monthly installments (such as, but not limited to, Marketing Fund Dues and Tenant's Advertising and Promotional Contribution), Tenant shall pay an amount equal to the product arrived at by multiplying the annual amount of such item of Rent payable for the first full Lease Year, in the case of a Partial Lease Year at the beginning of the Term, or for the last full Lease Year, in the case of a Partial Lease Year at the end of the Term, by a fraction, the numerator of which shall be the number of days in the Partial Lease Year and the denominator of which shall be 360.

SECTION 5.11.         TAXES ON TENANT'S PERSONAL PROPERTY.   If any such tax,
 excise on rents or otherimposition, however described, is levied or assessed by any taxing authority on account of Tenant's interest in this Lease, Landlord's receivables, the Rent, Tenant's inventory, the Leasehold Improvements, any Tenant Property, or it any other taxes are imposed upon this Lease, Tenant's right to occupy the Leased Premises, Tenant's investment or business operation in the Leased Premises (including, without limitation, any and all documentary stamps or similar taxes assessed upon this Lease or the consideration received by Landlord by reason of this Lease), then Tenant shall be responsible therefor and shall pay the same before delinquency. If any taxing authority requires that any such tax or excise on rents or other imposition, however described, for which Tenant is responsible (other than the Taxes included in the calculation of the Tax Rent) be paid by Tenant, but collected by Landlord for and on behalf of such taxing authority and forwarded by the Landlord to such taxing authority, then the same shall be paid by Tenant to Landlord at such times as such taxing authority shall require and be collectible by Landlord and the payment thereof enforced in the same fashion as provided for the enforcement of payment of Rent.

                                                        ARTICLE VI

                                                       COMMON AREAS

SECTION 6.1. USE OF COMMON AREAS. During the Term, Tenant, its employees, agents and customers shall have a non-exclusive license, in common with Landlord and all others to or for whom Landlord has given or may hereafter give rights to use the Common Areas (as the same may exist from time to time), but such license shall at all times be subject to the exclusive control and management by Landlord and such reasonable rules and regulations as Landlord may, from time to time, impose.

SECTION 6.2.           MANAGEMENT AND OPERATION OF COMMON AREAS.  Landlord shall
 operate,
decorate, repair, equip and maintain, or shall cause to be decorated, operated, repaired, equipped and maintained, the Common Areas in a manner deemed by Landlord, in its reasonable business judgment, to be appropriate. In connection with the exercise of its rights under this Section 6.2, Landlord may: (i) utilize the Common Areas for promotions, exhibits, food facilities and any other use which Landlord, in its reasonable business judgment, deems appropriate for such Common Areas, (ii) erect, install, remove and lease, kiosks, planters, pools, sculpture and other improvements within the Common Areas; (iii) enter into, modify and terminate easements and other agreements pertaining to the use and maintenance of any part of the Shopping Center; (iv) close temporarily all or any portion of the Common Areas; (v) grant individual tenants and others the right to conduct sales in the Common Areas; (vi) restrict parking by tenants and other occupants of the Shopping Center, their employees, agents, and concessionaires and the respective visitors and invitees of each; (vii) close all or any portion of the Shopping Center and in connection therewith, seal off all entrances to the Shopping Center or any portion thereof to such extent as may, in the sole opinion of Landlord, be necessary to prevent a dedication thereof or the accrual of any rights to any person or to the public thereon;
(viii) temporarily suspend any and all services, facilities and access by the public to all or any part of the Shopping Center on legal holidays or due to any event beyond the reasonable control of Landlord; and (ix) do and perform any other acts in and to said Common Areas as, in the exercise of good business judgment, Landlord shall deem advisable.

SECTION 6.3. "LANDLORD'S OPERATING COSTS" DEFINED. The term "Landlord's Operating Costs" shall mean all costs and expenses incurred in a manner deemed by Landlord, in its reasonable business judgment, to be appropriate and for the best interest of the Shopping Center in connection with the operation, equipping, replacement, maintenance and repair of the Shopping Center (and all systems, structures and Common Areas related thereto), including, without limitation, the costs and expenses of: (i) lighting, cleaning, painting, paving and striping of the Shopping Center, (ii) removing snow, ice, garbage, trash and debris from the Shopping Center, (iii) operating, maintaining, repairing and replacing ducts, conduits and similar items, fire protection systems, sprinkler systems, security alarm systems, storm and sanitary drainage systems and other utility systems, signs and markers, on and off site traffic regulation and control signs and devices, (iv) expanding, adding to or reconfiguring the Common Areas (or any portion thereof), (v) all insurance applicable to the Shopping Center with types, amounts, and deductibles determined by Landlord; (vi) interior and exterior planting, replanting and replacing flowers, shrubbery, plants, trees, and other landscaping; (vii) complying with any environmental standards and complying with any other Laws; (viii) all repairs, equipping, operation, maintenance, replacement and improvements of or to the Shopping
Center, including, without limitation, floors, ceilings, roofs, windows, escalators, elevators and any other portions of the structure of the Shopping Center and all parking areas and structures, transportation equipment and systems and similar facilities, plus interest at the rate per annum equal to the lesser of: (a) two (2) percentage points above the average annual Prime Rate for the Operating Cost Year (hereinafter defined) in question; and (b) the maximum legal rate ("CAM Interest") on the unamortized portion, if any, of the cost of such repairs, replacements and improvements;
(ix) the purchase, maintenance, repair and inspection of all machinery and equipment used in the operation or maintenance of the Shopping Center and all personal property taxes and other charges incurred in connection with such machinery and equipment, plus CAM Interest on the portion of the original cost of such machinery and equipment not previously included in Landlord's Operating Costs; (x) all license and permit fees and any and all parking surcharges that may result from any Laws, including the cost of obtaining and operating public transportation or shuttle bus systems, if the same are deemed advisable by Landlord or are required by any applicable Laws; (xi) music program services and loudspeaker systems, whether rented or purchased; (xii) personnel, including, without limitation, management, security and maintenance personnel employed in connection with the management, operation, maintenance and repair of the Shopping Center, and other personnel hired to direct traffic and the parking of automobiles in the parking areas, and all costs and expenses relating to the employment of such personnel, including, without limitation, the salaries, benefits and insurance costs of such personnel, provided that Landlord shall make a reasonable allocation of the costs and expenses of any management and maintenance personnel that perform services for properties other than the Shopping Center amongst the properties (including the Shopping Center) for which such personnel perform services; (xiii) the operation, management and maintenance of the Landlord's office in the Shopping Center; (xiv) all utility costs relating to the Common Areas; and (xv) Landlord's administrative costs and overhead costs in an amount, in the aggregate, equal to fifteen percent (15%) of the total of all other Landlord's Operating Costs. Landlord's Operating Costs shall not include, however: (a) depreciation; (b) costs of repairs and replacements to the extent that proceeds of insurance or condemnation awards are received therefor; (c) the cost of a "Capital Expenditure" as defined under the Internal Revenue Code Section 263 and the regulations prescribed thereunder, in effect as of the date of this Lease, unless such cost is amortized over the "useful life" of such Capital Expenditure, in which event Landlord's Operating Costs for each year included in the period selected by Landlord shall include the cost of such Capital Expenditure as amortized over such period, plus CAM Interest on the portion of such cost which has not been included in Landlord's Operating Costs in any year; (d) fines or penalties resulting from Landlord's breach of this Lease or imposed upon Landlord by any governmental authority as a result of the violation of any Law, by any of the Landlord Related Parties; (e) the cost of any item or service to the extent of any direct reimbursement Landlord actually receives with respect thereto from Tenant or any other tenant or occupant of the Shopping Center (other than reimbursement Landlord receives through payment of a proportionate or other share of Landlord's Operating Costs); (f) the cost of building out leasable space in preparation for occupancy (excluding any portion of said cost that results from repairs, replacements or maintenance work that would otherwise have been performed or were otherwise required); (g) the amount of brokerage commissions paid by Landlord in connection with the leasing of space by Landlord in the Shopping Center; (h) principal and interest payments to service the debt under any mortgage secured by the Shopping Center; (i) lease rentals under any ground or underlying lease affecting the Shopping Center; (j) Taxes and Tax Rent; (k) the cost of construction of new gross leasable floor space; and (i) the cost of any abatement work pursuant to Section 17.21, performed by Landlord unless such abatement work is required in connection with improvements (the cost of which is includable in Landlord's Operating Costs under this Section 6.3), maintenance, repair or replacements at the Shopping Center which would be undertaken and performed by Landlord in the ordinary course regardless of the presence or absence of asbestos-containing materials.

SECTION 6.4. TENANT'S PROPORTIONATE SHARE OF LANDLORD'S OPERATING COSTS.In and for each Operating Cost Year (as hereinafter defined) or partial Operating Cost Year during the Term, Tenant shall pay Landlord, as additional rent, a proportionate share of Landlord's Operating Costs ("Tenant's Proportionate Share of Landlord's Operating Costs"), which shall be computed by multiplying the amount of the Landlord's Operating Costs less any Deductible Contributions (hereinafter defined) to Landlord's Operating Costs by a fraction, the numerator of which shall be the floor space of the Leased Premises and the denominator of which shall be the floor space of the Satellite Store Space (excluding the floor space of all Exterior Tenants (hereinafter defined) and all Temporary Tenants [as defined in Section 5.8]) which is leased and occupied. The leased and occupied Satellite Store Space for an Operating Cost Year shall be the average of the leased and occupied Satellite Store Space on the first day of each calendar month in such Operating Cost Year. Tenant's Proportionate Share of Landlord's Operating Costs shall otherwise be paid and adjusted in the same manner the Tax Rent is paid and adjusted pursuant to Section 5.8, but for Operating Cost Years or portions thereof, if the Term does not begin or end at the beginning or end of an Operating Cost Year, and provided that for purposes of this Section 6.4, "Deductible Contributions" shall mean all contributions to Landlord's Operating Costs made by (i) all Exterior Tenants, (ii) all Temporary Tenants, (iii) all Ancillary Tenants (as defined in Section 5.8) and (iv) all Department, Variety or Specialty Stores who are not Exterior Tenants. "Exterior Tenant" shall mean any tenant (other than Tenant) in the Shopping Center who does not have a storefront on the Enclosed Mall. "Operating Cost Year" shall mean each twelve month period established by Landlord (from time to time) as the Operating Cost Year at the Shopping Center. Notwithstanding anything in this Lease to the contrary, there will be no duplication in charges to the Tenant by reason of the provision in this Lease setting forth Tenant's obligation to reimburse Landlord for Landlord's Operating Costs or by reason of any other provision in this Lease.
                                                        ARTICLE VII

                                                         UTILITIES

SECTION 7.1.          UTILITY CHARGES.

             A. Tenant shall pay all rents and charges for water, sewer, electricity, gas, heat, steam, hot and/or chilled water, air-conditioning, ventilating, telephone service and other utilities supplied to the Leased Premises, however supplied (the "Utility Charges"), when the same become due. If any such utilities are not separately metered, then in addition to Tenant's payments of separately metered charges, Tenant shall pay to Landlord on, at Landlord's option, either the first day of each calendar month or within ten
(10) days after receipt of a bill therefor, Tenant's proportionate share of such Utility Charges which shall be calculated as follows: the Utility Charges for such utilities plus Landlord's reasonable administrative costs shall be multiplied by a fraction, the numerator of which shall be the floor space of the Leased Premises and the denominator of which shall be the total floor space occupied by tenants using such utilities. Landlord may, at any time, install submeters in connection with the utility services furnished to the Leased Premises and thereupon collect all or any part of the Utility Charges directly from Tenant provided that such Utility Charges shall not exceed the rates Tenant would be charged if billed directly by the local utility therefor for the same services. Landlord, in its sole discretion, shall have the right, at all times, to alter any and all utilities, and the equipment relating thereto, serving the Shopping Center or any portion thereof, provided such alteration by Landlord does not result in a diminution of the utility service to the Leased Premises. Tenant shall execute and deliver to Landlord without delay such documentation as may be required to effect such alteration.

             B. If Tenant shall require natural gas for the operation of Tenant's business in the Leased Premises, Tenant shall, at its own expense, arrange for such natural gas utility service from the local gas company in a manner approved by Landlord (which approval shall not be unreasonably withheld).

SECTION 7.2.          DISCONTINUANCES AND INTERRUPTIONS OF SERVICE.   None of
the Landlord Related
Parties shall be liable to Tenant in damages or otherwise for the quality, quantity, failure, unavailability, discontinuance or disruption of any utility service (including any discontinuance pursuant to the immediately succeeding sentence) and the same shall not (i) constitute a termination of this Lease;
(ii) an actual or constructive eviction of Tenant; or (iii) entitle Tenant to an abatement of Rent or other charges (except as specifically set forth herein). Landlord also reserves the right to discontinue, without notice to Tenant, any heating, ventilation, air-conditioning or other utility services furnished by Landlord at any time if Tenant fails to pay timely any Utility Charges due under this Lease. Notwithstanding the foregoing, if such disruption or interruption of service is due solely to Landlord's negligence and said interruption of service shall continue for more than forty-eight (48) hours after notice thereof from Tenant to Landlord and prohibit Tenant from operating its business in the Leased Premises, Minimum Rent shall abate until the earlier of the date of restoration of service or the reopening of Tenant's business in the Leased Premises.

                                                       ARTICLE VIII

                                                  INDEMNITY AND INSURANCE

SECTION 8.1. INDEMNITY BY TENANT. Except for losses, liabilities, obligations, damages, penalties, claims, costs, charges, and expenses resulting from the negligence of any of the Landlord Related Parties, Tenant shall indemnify, defend and hold the Landlord Related Parties harmless against and from all losses, liabilities, obligations, damages, penalties, claims, costs, charges and expenses, including, without limitation, reasonable architects' and attorneys' fees, which maybe imposed upon, incurred by, or asserted against any of the Landlord Related Parties and arising, directly or indirectly, out of or in connection with the use or occupancy or maintenance of the Leased Premises by, through or under Tenant, and (without limiting the generality of the foregoing) any of the following occurring during the Term: (i) any work or thing done in, on or about the Leased Premises or any part thereof by any of the Tenant Related Parties; (ii) any use, non-use, possession, occupation, condition, operation, maintenance or management of the Leased Premises or any part thereof, (iii) any act or omission of Tenant or any of the Tenant Related Parties (but as to Tenant's invitees, only to the extent such act or omission occurs within the Leased Premises); (iv) any injury or damage to any person or property occurring in, on or about the Leased Premises or any part thereof; (v) any failure on the part of Tenant to perform or comply with any of the covenants, agreements, terms or conditions contained in this Lease with which Tenant, on its part, must comply or perform; or (vi) any Transfer (as defined in Section 15.1) or proposed Transfer. In case any action or proceeding is brought against any of the Landlord Related Parties by reason of any of the foregoing, Tenant shall, at Tenant's sole cost and expense, resist or defend such action or proceeding by counsel approved by Landlord, which approval shall not be unreasonably withheld.

SECTION 8.2. LANDLORD NOT RESPONSIBLE FOR ACTS OF OTHERS. Except for losses, liabilities, obligations, damages, penalties, claims, costs, charges, and expenses resulting from the negligence of any of the Landlord Related Parties, none of the Landlord Related Parties shall be liable for, and Tenant waives, all claims for loss or damage to Tenant's business or damage to person or property sustained by Tenant or any person claiming by, through or under Tenant resulting from any accident or occurrence in, on or about the Leased Premises or any other part of the Shopping Center, including, without limitation, claims for loss, theft or damage resulting from: (i) any equipment or appurtenances becoming out of repair; (ii) injury done or occasioned by wind or weather; (iii) any defect in or failure to operate, for whatever reason, of any utility, improvement, system or structure in the Shopping Center; (iv) any act, omission or negligence of other tenants, licensees or any other persons or occupants of the Shopping Center or of adjoining or contiguous buildings, of owners of adjacent or contiguous properly or the public, or by operations in the construction of any private, public or quasi-public work; or (v) any other cause of any nature. To the maximum extent permitted by law, Tenant agrees to use and occupy the Leased Premises, and to use such other potions of the Shopping Center as Tenant is herein given the right to use, at Tenant's own risk.

SECTION 8.3. TENANT'S INSURANCE. At all times commencing on and after the earlier of (i) the Possession Date, (ii) the Commencement Date, or (iii) the date Tenant enters the Leased Premises for any purpose, Tenant shall carry and maintain, at its sole cost and expense:

             A. Commercial General Liability Insurance with a broad form comprehensive general liability endorsement applicable to the Leased Premises and its appurtenances providing, on an occurrence basis, a minimum combined single limit of Two Million Dollars ($2,000,000) and containing a contractual liability endorsement.

             B. Plate glass insurance and all risks of physical loss insurance written at replacement cost value and with a replacement cost endorsement covering all of Tenant's Property in the Leased Premises, and all Leasehold Improvements installed in the Leased Premises. Notwithstanding the foregoing, Tenant may self-insure for damage to or breakage of any plate glass in the Leased Premises. If at any time this Lease is canceled or terminated by either party as herein permitted following any casualty loss which Tenant has self-insured in whole or in part (an "uninsured loss") and Landlord would have been entitled to receive and retain the insurance proceeds payable because of such casualty if the uninsured loss had been covered by insurance, then Tenant shall promptly pay to Landlord an amount equal to the insurance proceeds that would have been payable with respect to the uninsured loss if Tenant had carried insurance in the form and amount required by the terms of this Lease rather than self-insuring such loss.

             C. Business interruption insurance covering periods of not less than one (1) year in the following amounts: (i) for the first Lease Year an amount equal to one and one-half (1-1/2) times the Minimum Rent and (ii) for the succeeding Lease Years or Partial Lease Years, in amounts not less than the Rent and Tenant's other operating expenses for the preceding twelve (12) month period (the "Business Interruption Coverage"). Notwithstanding anything to the contrary contained herein, Tenant does not have to maintain the Business Interruption
Coverage, provided that if Tenant does not maintain such Business Interruption Coverage, any loss or damage to Tenant which would have been covered by such Business Interruption Coverage shall be deemed for the purposes of Section 8.7, below, to be covered by and recoverable by Tenant under a valid and collectible policy of insurance and Tenant shall be deemed to be self insuring with respect thereto.

             D. Whenever good business practice, in accordance with industry standards, indicates the need of additional insurance coverage or different types of insurance in connection with the Leased Premises or Tenant's use and occupancy thereof, Tenant shall, upon request, obtain such insurance at Tenant's expense and provide Landlord with evidence thereof.

             E. If alcoholic beverages are sold, used, delivered or stored on, in or from the Leased Premises, Tenant shall maintain throughout the Term of this Lease at its expense, insurance with combined single limits of not less than Two Million Dollars ($2,000,000) covering any claims arising under applicable law relating to the manufacture, storage, sale, use or giving away of any alcoholic or other intoxicating liquor or beverage, which claims could be asserted against Landlord, Tenant or the Leased Premises. Such insurance shall be in such amounts as may be reasonably specified by Landlord. Nothing in this section shall be construed to permit Tenant to sell, use, deliver or store alcoholic beverages on, in or from the Leased Premises unless such sale, use, delivery or storage is specifically permitted by Landlord pursuant to Section 1.1(I) herein.

SECTION 8.4. TENANT'S CONTRACTOR'S INSURANCE. Before any alterations, additions, improvements or construction are undertaken, Tenant shall carry and maintain, at its expense, or Tenant shall require any contractor performing work on the Leased Premises to carry and maintain, at no expense to Landlord, in addition to worker's compensation insurance as required by the jurisdiction in which the Shopping Center is located, All Risk Builder's Risk Insurance in the amount of the replacement cost of the Tenant Improvements and Commercial General Liability Insurance (including, without limitation, Contractor's Liability coverage, Contractual Liability coverage, Completed Operations coverage, a Broad Form Property Damage coverage and Contractor's Protective liability) written on an occurrence basis with a minimum combined single limit of Two Million Dollars ($2,000,000); such limit may be accomplished by means of an umbrella policy.

SECTION 8.5. POLICY REQUIREMENTS. Any company writing any insurance which Tenant is required to maintain or cause to be maintained pursuant to Sections 8.3 and
8.4 (all such insurance, as well as any other insurance carried by Tenant with regard to the Leased Premises, shall be referred to as "Tenant's Insurance" shall at all times be a company with at least a Best's rating of A-VII and each such company shall be licensed and qualified to do business in the State in which the Leased Premises are located. The form of such Tenant's Insurance shall be subject to Landlord's approval (which approval shall not be unreasonably withheld). Tenant's Insurance may be carried under a blanket policy covering the Leased Premises and any other of Tenant's locations. All policies evidencing Tenant's Insurance (other than any worker's compensation insurance) shall (i) specify Tenant and "owner(s) and its (or their) principals, beneficiaries, partners, officers, directors, employees, agents and mortgagee(s)" (and any other designees of Landlord as the interest of such designees shall appear) as additional insured and (ii) contain endorsements that the insurer(s) will give to Landlord and its designees at least thirty (30) days' advance written notice of any change, cancellation, termination or lapse of said insurance. Any Tenant's Insurance covering the Leasehold Improvements against damage by fire or other casualty shall provide that any loss to any of the Leasehold Improvements shall be adjusted jointly with Landlord and Tenant and that Landlord shall be named as a loss payee. Tenant shall deliver to Landlord at least fifteen (15) days prior to the time Tenant's Insurance is first required to be carried by Tenant, and upon renewals at least fifteen (15) days prior to the expiration of the term of any such insurance coverage, a certificate of insurance of all policies evidencing Tenant's Insurance. The limits of Tenant's insurance shall in no event limit Tenant's liability under this Lease, at law or in equity.
If Tenant fails to perform its obligations under this Article

VIII, then Landlord may, but shall not be required to, perform any such obligations on behalf of Tenant and add the cost of the same as additional rent, payable on demand.

SECTION 8.6. INCREASE IN INSURANCE PREMIUMS. Neither Tenant nor any of the other Tenant Related Parties shall do or fail to do anything which will (i) violate the terms of or increase the rate of, any of Landlord's or any other tenant or occupant's insurance policies; (ii) prevent Landlord from obtaining such policies of insurance acceptable to Landlord or any Mortgagee; or (iii) contravene the rules, regulations and recommendations of Landlord's insurance companies, the Fire Insurance Rating Organization or any similar body having jurisdiction over the Leased Premises or the National Board of Fire Underwriters or any similar body exercising similar functions in connection with the prevention of fire or the correction of hazardous conditions. In the event of the occurrence of any of the events set forth in this Section 8.6, Tenant shall pay Landlord upon demand, as additional rent, the cost of the amount of any increase in any such insurance premium.

SECTION 8.7. WAIVER OF RIGHT OF RECOVERY. Notwithstanding anything set forth in this Lease to the contrary, Landlord and Tenant do hereby waive any and all right of recovery, claim, action or cause of action against the other and their respective Related Parties for any loss or damage that may occur to Landlord or Tenant or any party claiming by through or under Landlord or Tenant, as the case may be, their respective property, the Shopping Center or the Leased Premises or any addition or improvements thereto, or any contents therein, by reason of fire, the elements or any other cause, regardless of cause or origin, including the negligence of Landlord or Tenant, or their respective Related Parties, which loss or damage is covered by valid and collectible policies of insurance, to the extent of the insurance proceeds that are recoverable under such insurance policies. All insurance policies carried by either party with respect to the Shopping Center of the Leased Premises, whether or not required to be carried by this Lease and if such policies can be so written and either do not result in additional premium or the other party agrees to pay upon demand any resulting additional premium, shall permit the waiving of any right of recovery on the part of the insured against the other party for any loss or damage to the extent such rights have been waived by the insured prior to the occurrence of such loss or damage. In the event that Tenant is permitted to and self-insures any risk which would have been covered by the insurance required to be carried by Tenant pursuant to Section 8.3 of this Lease or Tenant fails to carry any insurance required to be carried by Tenant pursuant to Section 8.3 of this Lease, then all loss or damage to Tenant, its business, its property, the Leased Premises or any additions or improvements thereto or contents thereof that would have been covered by such insurance had Tenant maintained it shall, for purposes of the waiver set forth in this Section 8.7, be deemed covered and recoverable by Tenant under valid and collectible policies of insurance.

                                                        ARTICLE IX

                                                       CONSTRUCTION

SECTION 9.1. CONDITION OF LEASED PREMISES. By taking possession of the Leased Premises, Tenant is deemed to have (i) inspected the Leased Premises; (ii) accepted the Leased Premises "AS IS" with no representation or warranty by or on behalf of Landlord as to the condition or suitability of the Leased Premises or of the Shopping Center for Tenant's proposed improvements thereto or use thereof; and (iii) agreed that Landlord has no obligation to improve or repair the Leased Premises or the Shopping Center except as follows:

             The Landlord will perform only the following work (the "Landlord's Work") in the Leased Premises in a good and workmanlike manner, at Landlord's sole cost and expense:

             Erect demising partitions (metal studs only, no dry wall separating the Leased Premises from the adjacent premises.

SECTION 9.2.          TENANT IMPROVEMENTS.

             A. Any and all other improvements to and remodeling of the Leased Premises required pursuant to this Lease or otherwise (the "Tenant Improvements") including, without limitation, the initial Tenant Improvements (hereinafter defined), shall be performed by (i) Tenant at Tenant's sole cost and expense, (ii) in accordance with plans and specifications approved by Landlord and the terms of this Lease (including, without limitation, Exhibit B),
(iii) in a first-class workmanlike manner with first-class materials, (iv) by duly qualified or licensed persons and (v) without interference with the operation of Landlord or other occupants of the Shopping Center. Upon receipt of Landlord's written approval of such plans and specifications, Tenant shall promptly commence and diligently pursue to completion the construction of the initial Tenant Improvements in accordance with the provisions set forth in this
Article IX. As of the Possession Date, Tenant shall perform all duties and obligations imposed by this Lease including, without limitation, the obligation to pay Continuing Rent (pursuant to Section 17.26 below), provided that Tenant's obligation to pay Minimum Rent, Percentage Rent, Tax Rent, Tenant's Proportionate Share of Landlord's Operating Costs, Marketing Fund dues, and Tenant's Advertising and Promotional Fund Contribution, pursuant to this Lease shall accrue from and after the Rent Commencement Date.

             B. The initial Tenant Improvements shall mean and include, without limitation, all improvements, remodeling and redecorating required by Landlord in connection with Tenant's initial occupancy of the Leased Premises, which shall include, but not be limited to, all required demolition (including the demolition of all existing leasehold improvements located in the Recapture
Area), the furnishing and installation of a construction barricade, new wall, floor and ceiling treatments and finishes, new demising walls, new electrical and lighting systems, new HVAC system (including new roof top unit) and exhaust hoods and equipment equipped with "grease guards" (or equivalent) at the roof, new plumbing system including grease trap as required by applicable Law, new sprinkler system, new fire protection system, new smoke evacuation system, new interior and exterior storefront construction and finishes, new neutral piers, new internally illuminated storefront signage and new store displays and interior fixturing and furnishing all in accordance with Landlord's specifications, set forth in Exhibit B, together with all necessary modifications to the mechanical systems within the Leased Premises and providing service to the Leased Premises, as required by all applicable Laws or necessary to accommodate the initial Tenant Improvements. Tenant acknowledges that the Leased Premises is a reconfiguration of one or more premises and Tenant agrees that as a part of the initial Tenant Improvements Tenant will perform all demolition and construction work necessary to make the Leased Premises an integrated whole with integrated systems that are independent from those of any other premises, all in accordance with plans and specifications approved by Landlord and Exhibit B attached hereto. Notwithstanding anything to the contrary contained herein, Tenant shall also be required to provide a decorative enclosure around the Designated Outdoor Seating Area (as defined in Section
17.27 below) as a part of the Tenant's initial Tenant Improvements.

             Subject to any applicable Law, in the event of a direct conflict between the final plans and specifications for the initial Tenant Improvements, as finally approved by Landlord, and the construction provisions contained in this Lease (including, without limitation, Exhibit B), the final Landlord approved plans and specifications shall control Tenant's construction of the initial Tenant Improvements and shall supersede any directly inconsistent construction provisions contained in this Lease (including, without limitation, Exhibit B), but only to the extent the approved plans and specifications deal with an item specifically.

SECTION 9.3.       SCHEDULE OF PLAN SUBMISSION FOR INITIAL TENANT IMPROVEMENTS.

             A. Not later than seven (7) days after the date of this Lease, Tenant shall notify Landlord of the identify and mailing address of, the licensed architect engaged by Tenant for the preparation of plans for the Initial Tenant Improvements and Landlord agrees to accept such licensed architect as Tenant's authorized agent.

             B. Not later than fifteen (15) days after the date of this Lease, Tenant, at Tenant's expense, shall cause Tenant's architect to prepare and deliver to Landlord for Landlord's approval one (1) set each of prints and sepias of preliminary plans illustrating Tenant's design concept.

             C. Not later than forty-five (45) days after the date of this Lease, Tenant, at Tenant's expense, shall cause Tenant's architect to prepare and deliver to Landlord for Landlord's approval four (4) sets of final plans and specifications for the initial Tenant Improvements plus one (1) sepia set.

             D.  Landlord  agrees to review  Tenant's  plans and  specifications within ten (10) business days after receipt thereof and notify Tenant of the matters, if any, in which said plans fail to conform to Landlord's construction requirements or otherwise fail to meet with Landlord's approval (which approval shall not be unreasonably withheld). Tenant shall cause said plans to be revised in such manner as to comply with Landlord's requirements within ten (10) days after Landlord's notice to Tenant and Tenant shall submit revised plans for Landlord's approval. When Landlord has approved Tenant's plans or revised plans, as the case may be, Landlord shall initial and return one (1) set of approved plans to Tenant showing the date of Landlord's approval. Tenant shall not commence  the work  within the  Leased  Premises  until  Landlord  has  approved
Tenant's final plans, unless Landlord's prior approval has been obtained in writing. Notwithstanding anything to the contrary contained herein, Landlord's approval of any plans and specifications submitted by Tenant pursuant to this
Section 9.3 or otherwise is not intended and shall not be deemed to constitute a representation, warranty or assurance of any kind that such plans and specifications and the Tenant Improvements shown thereon comply with applicable Laws or that the same are structurally sound and Tenant shall be solely responsible for causing such compliance and for the quality and structural integrity of any Tenant Improvements and Tenant acknowledges that it is not relying on any of the Landlord Related Parties for the same.

             E. Notwithstanding anything contained in this Lease to the contrary, Tenant is required to complete the initial Tenant Improvements on or before the date Tenant opens for business in the Leased Premises and Tenant is required to open for business to the public in the Leased Premises on or before ninety (90) days following the Possession Date.

             F. Landlord acknowledges that as of the Possession Date Tenant is open for business in the Original Leased Premises. Notwithstanding anything to the contrary contained herein, in order to facilitate performance of the initial Tenant Improvements, Tenant shall have the right to close for business to the public in the Original Leased Premises for a period which shall not exceed ninety (90) days (the "Permitted Closure") during the Construction Period (as hereinafter defined). During the Construction Period, pursuant to this Section 9.3(F), Tenant shall continue to pay all Continuing Rent (as defined in Section
17.26 below) pursuant to the terms of Section 17.26 below. The term "Construction Period" as used herein shall be deemed to be the period of time commencing on the date that Tenant commences construction of the initial Tenant Improvements (the "Start Date") and ending on the earlier to occur of (i) the date that is ninety (90) days after the Possession Date, and (ii) the date the initial Tenant Improvements in the Leased Premises are substantially complete.

SECTION 9.4.          SECURITY FOR TENANT'S WORK.  INTENTIONALLY OMITTED.

SECTION 9.5. OWNERSHIP OF IMPROVEMENTS. All present and future alterations, additions or improvements made in, on or to the Leased Premises, by either party,  including,  without  limitation,  all equipment and non-trade  fixtures, light fixtures, roof-top air-conditioning units, pipes, ducts, conduits, plumbing, wiring, paneling, partitions, mezzanines, floors, floor and wall coverings, and similar items (the "Leasehold Improvements") shall be deemed the property of Landlord and unless Landlord directs otherwise, shall remain upon and be surrendered with the Leased Premises as part thereof in good order, condition and repair, ordinary wear and tear excepted, upon Tenant's vacation or abandonment of the Leased Premises. If Landlord directs, Tenant shall remove kitchen exhaust hoods and walk-in freezers in the Leased Premises on or immediately prior to the Termination Date or the termination of Tenant's right to possession and shall restore the Leased Premises to the same condition as existed prior to the installation of such property. All movable goods, inventory, furniture, trade fixtures and other movable personal property belonging to Tenant which are installed or stored in the Leased Premises by Tenant and are not permanently affixed to the Leased Premises, shall remain Tenant's property ("Tenant's Property") and shall be removed by Tenant on or prior to the Termination Date (or the termination of Tenant's right to possession of the Leased Premises, whichever is applicable) provided that: (i) Tenant is not in default under this Lease; and (ii) Tenant shall immediately repair any damage to the Leased Premises caused by the removal of any of Tenant's Property and restore the Leased Premises to the same condition as existed prior to the installation of such property.

             Notwithstanding the foregoing, provided Tenant is not in default hereunder, Landlord agrees to subordinate its security Interest as described in this Section 9.5 to Tenant's lenders, ("Lender") if any, requiring a priority position under the following circumstances:

             (a) Lender is financing Tenant's purchase of the equipment or inventory in which Landlord is subordinating its security interest (the "Equipment");

             (b) that Tenant shall furnish Landlord with a complete schedule of the Equipment financed pursuant to the terms hereof, which schedule shall be updated in the event of any changes,

             (c) that Tenant shall be prohibited from financing any non-moveable fixture or permanent improvement to the leasehold;

             (d) that Tenant shall cause any and all Lenders to give Landlord notice of any public or private sale by such Lender of Tenant's Equipment;

             (e) that no public or private sale by any Lender shall be heldon the Leased Premises; and

             (f) Lender can enter the Leased Premises for purpose of removal of the Equipment only if:

                      (1)   permitted by the agreement between Lender and Tenant
                       , and

                      (2)   Lender agrees to restore or repair all damage to the
                         Leased Premises caused by such removal,
                            and

                      (3) Lender gives Landlord notice in the event that any of Tenant's moveable trade fixtures or Equipment are removed from the Leased Premises, and

                      (4) Lender indemnities Landlord for any claim, liability or expense (including reasonable attorney's fees) arising out of or in connection with Lender's removal of the Equipment and Lender's entry and activities upon the Leased Premises.

             (g) Landlord's subordination shall not be effective unless and until a separate agreement is entered into between Lender and Landlord respecting the foregoing items.

             The statutory lien for rent is not hereby waived, the express contractual lien herein granted being in addition and supplementary thereto.

SECTION 9.6. MECHANIC'S LIENS. No mechanic's or other lien shall be allowed against the Shopping Center or the estate of Landlord. If any mechanic's or other lien shall at any time be filed against the Leased Premises by reason of work, labor, services or materials performed or furnished, or alleged to have been performed or furnished, to or for the benefit of Tenant or anyone claiming by, through or under Tenant, Tenant shall forthwith cause the same to be discharged of record or bonded to the satisfaction of Landlord. If Tenant shall fail to cause such lien to be so discharged or bonded within ten (10) days after notice of the filing thereof, then, in addition to any other right or remedy of Landlord, Landlord may, but shall not be obligated to, discharge the same, by paying the amount claimed to be due without inquiring as to the validity of any such lien, and the amount so paid by Landlord, including attorneys' fees incurred by Landlord in connection therewith, shall be due and payable by Tenant to Landlord upon demand as additional rent.

SECTION 9.7. RECAPTURE OF CONSTRUCTION COSTS. To the extent Tenant constructs the initial Tenant Improvements in the Leased Premises in accordance with the plans and specifications approved by Landlord and in accordance with Exhibit B (attached hereto and made a part hereof) and provided Tenant has furnished Landlord with the following documents in a form and substance acceptable to Landlord: (i) a certificate of occupancy, (ii) proof of completion of construction in accordance with the plans and specifications approved by Landlord, (iii) paid bills, and
(iv) Tenant's affidavit, final lien waivers and sworn statements affidavits from all contractors, subcontractors, materialmen, and all others performing work in the Leased Premises in the form required by Landlord or, if no form is specified, in accordance with the statutory and local requirements of the jurisdiction in which the Shopping Center is located, and if Tenant is not in default under this Lease at each relevant time, Tenant may reduce amounts due and owing under the Lease as Minimum Rent in accordance with this Section 9.7 until it has recaptured an aggregate amount (the "Construction Allowance") equal to the lesser of: (a) One Hundred Twenty Thousand Dollars ($120,000.00) and (b) the amount of the "hard" costs (i.e., the cost and expense of labor and materials for the initial Tenant Improvements [other than Tenant's Property]) actually incurred by Tenant in constructing the initial Tenant Improvements. Tenant shall be entitled to recapture such Construction Allowance by applying it as a credit against the Minimum Rent as it becomes due hereunder by offsetting the Offset Amount (hereinafter defined) against each installment of Minimum Rent due until Tenant has recaptured an aggregate amount equal to the Construction Allowance. For purposes of this Section 9.7, the term Offset Amount shall mean Two Thousand Dollars ($2,000.00). Notwithstanding anything to the contrary contained herein, all documents which Tenant submits to Landlord under clause
(iv) above must be notarized originals. Nothing contained herein shall be deemed to obligate Landlord to grant to Tenant any portion of the credit with respect to the cost of any initial Tenant Improvements which may not have been completed in accordance with the plans and specifications approved by Landlord and Exhibit
B. In the event Tenant is unable to recapture the full amount set forth above, Tenant shall have no further right to recapture nor any right or claim against Landlord for any unrecapturable amount. Notwithstanding anything to the contrary contained herein, at any time prior to the date that the entire amount of the Construction Allowance has been recaptured pursuant to this Section 9.7, Landlord may elect, in its sole discretion, to make a cash payment to Tenant (the "Allowance Payment") in lieu of all or any portion of the Construction Allowance not yet applied by Tenant as a credit against Minimum Rent pursuant to this Section 9.7 (such portion of the Construction Allowance shall be referred to herein as the "Subject Portion"), and such Allowance Payment shall be in an amount equal to the amount of such Subject Portion discounted to present value using a discount rate equal to two (2) percentage points above the rate of interest then most recently publicly announced by American National Bank and Trust Company of Chicago as its "prime rate" or "base rate", as the case may be. If Landlord makes such an Allowance Payment to Tenant in accordance with the foregoing, Tenant shall have no further rights to apply any portion of the Subject Portion as a credit against Minimum Rent pursuant to this Section 9.7. All documents required to be submitted to Landlord under this Section 9.7 shall be mailed to: Equity Properties and Development Company, Two North Riverside Plaza, Suite 1000, Chicago, Illinois 60606, Attention: Lease Administration Department.

                                                         ARTICLE X

                         REPAIRS, MAINTENANCE, LANDLORD'S ACCESS AND ALTERATIONS

SECTION 10.1. REPAIRS BY LANDLORD. Subject to the terms and conditions set forth in Articles XI, XII and Sections 4.6 and 17.16, Landlord shall make, or cause to be made all necessary repairs (structural or otherwise) to the Common Areas (excluding, however, any areas any tenant or any other occupant of the Shopping Center is obligated to repair), provided Landlord has actual knowledge of the necessity for such repair.

SECTION 10.2.         ALTERATIONS, REPAIRS, MAINTENANCE AND DISPLAYS BY TENANT.

             A. Any alterations or improvements made by Tenant in or to the Leased Premises or any part thereof shall (i) be subject to Landlord's prior written approval thereof (which approval shall not be unreasonably withheld), and (ii) performed in accordance with the provisions of Article IX. Tenant shall, at its sole expense, cause plans and specifications therefor to be prepared by an architect or other duly qualified person for Landlord's approval. In addition, Tenant shall not paint or decorate any part of the exterior of the Leased Premises, or any part of the interior visible from the exterior thereof, without first obtaining Landlord's written approval.

             Notwithstanding the provisions contained in this Section 10.2 and provided Tenant is not in default under this Lease, Tenant shall have the right to make non-structural interior alterations to the Leased Premises without obtaining Landlord's prior written consent provided that: (i) such interior alterations shall be completed in a good and workmanlike manner in accordance with Landlord's design criteria for the Shopping Center and the plans and specifications for the Leased Premises originally approved by Landlord; and (ii) the cost of any such interior alterations shall not exceed in the aggregate Fifteen Thousand Dollars ($15,000.00) per Lease Year.

             B. Tenant shall at all times during the Term, from and after the Possession Date, at its own cost and expense, maintain the Leased Premises in good order, condition and repair and make all necessary replacements and repairs to the Leased Premises (other than any repairs required to be made by Landlord pursuant to Sections 10.1, 11.2 or 12.1). Tenant's obligations shall include, without limitation, repairing, maintaining, and making replacements to items such as the following, but only to the extent the same are located within or exclusively serving the Leased Premises: floors (other than structural floors); walls (other than the exterior face or service corridor walls); ceilings; utility meters; pipes and conduits; fixtures; any loading dock servicing the Leased Premises (including any mechanical systems pertinent to the drainage thereof); subject to Section 4.6, electrical, heating, ventilating and air-conditioning equipment and systems (whether such electrical, heating, ventilating and air-conditioning equipment and systems are located inside the Leased Premises or on the roof of the Shopping Center) which are installed by Tenant or which exclusively serve the Leased Premises; sprinkler equipment and other equipment within the Leased Premises; the storefront(s); security grilles or similar enclosures; locks and closing devices; window sashes, casements and frames; glass; and doors and door frames.

             C. Tenant shall initiate and carry out a program of regular maintenance and repair of the Leased Premises, including the painting or refinishing of all areas of the interior and the storefront of the Leased Premises, so as to impede, to the extent possible, deterioration by ordinary wear and tear and to keep the same in attractive condition. After the first five
(5) years of the Term, Tenant shall, at its expense, refurbish the Leased Premises to the extent necessary so that (i) the furnishings, floor covering, wall covering, fixtures, equipment and surfaces visible to customers in the interior of the Leased Premises shall be substantially in the same condition and appearance as at the commencement of the Term and (ii) the exterior of the Leased Premises (including the storefront and storefront sign) shall be neat, presentable and attractive. Tenant shall not be required, pursuant to this
Section 10.2(C) to reconstruct the Leased Premises nor to reconstruct the storefront of the Leased Premises. Tenant shall submit plans and specifications to Landlord for its approval covering said refurbishing within thirty (30) days after the start of the fifth (5th) Lease Year and Tenant agrees to make such changes thereto as Landlord may request (acting reasonably). Tenant shall remain open for business during the refurbishing and shall complete the refurbishing within ninety (90) days after Landlord has approved said plans and specifications. Tenant shall not be required to refurbish under this Section more than once every five (5) years.

             Tenant shall install and maintain, at all times, displays of merchandise in the show windows (if any) of the Leased Premises. All articles and the arrangement, style, color and general appearance thereof, shall be in keeping with the character and standards of the Shopping Center, as determined by Landlord.

SECTION 10.3. INSPECTIONS AND ACCESS BY LANDLORD. Tenant shall permit Landlord, its agents, employees and contractors to enter all parts of the Leased Premises during the Normal Mall Hours upon forty-eight (48) hours notice to Tenant (which notice may be given to Tenant's on-site manger) (except in the event of an emergency, in which case no notice is required) (and in emergencies at any time) to inspect or exhibit the same or to make any repairs or alterations thereto as Landlord may see fit, provided that Landlord agrees to use its reasonable efforts not to unreasonably disturb Tenant's conduct of business in the Leased Premises.

                                                        ARTICLE XI

                                                         CASUALTY

SECTION 11.1.         RIGHT TO TERMINATE.

             A. In the event of a fire or other casualty ("Casualty"), if (i) the buildings (taken in the aggregate) in the Shopping Center shall be damaged to the extent of more than twenty-five percent (25%) of the cost of replacement thereof; or (ii) the proceeds of Landlord's insurance recovered or recoverable as a result of a Casualty and retained by Landlord shall be insufficient to pay fully for the cost of replacement of the Leased Premises or the building or buildings damaged; or (iii) the Leased Premises or the building in which the Leased Premises is located shall be damaged as a result of any cause which is not covered by Landlord's insurance; or (iv) the Leased Premises shall be damaged in whole or in part during the last two (2) Lease Years or in any Partial Lease Year at the end of the Term; or (v) either or both of the Leased Premises or the building in which the Leased Premises is located shall be damaged to the extent of twenty-five percent (25%) or more of the cost of replacement thereof; or (vi) the Shopping Center is damaged to such extent that in the sole judgment of Landlord, it cannot be operated as an economically viable unit; then, in any such event, Landlord may terminate this Lease by notice given to Tenant within one hundred eighty (180) days after the settlement of the loss resulting from the Casualty between Landlord and Landlord's insurer(s) (or within one hundred eighty [180] days after the determination by Landlord's insurers that such loss was not covered by Landlord's insurance, if applicable). If Landlord terminates this Lease as aforesaid, then the Termination Date shall be the date set forth in the notice to Tenant, which date shall not be less than thirty (30) days after the date of said notice. The "cost of replacement" shall be determined by the company or companies selected by Landlord's insurers, or if there shall be no such determination, by a person selected by Landlord qualified to determine such "cost of replacement". Landlord agrees that whenever in this Section 11.1 (A) it has the right to cancel Tenant's Lease it will not do so unless it shall likewise endeavor to cancel the leases of other Satellite Store Space tenants similarly situated in Tenant's building whose leases grant Landlord such a right to cancel.

             In the event of a Casualty affecting the Leased Premises, Tenant shall have the right to terminate this Lease if (a) the Leased Premises shall be damaged in whole or in part, during the last two (2) Lease Years or in any Partial Lease Year at the end of the Term and the cost to repair or restore the Leased Premises exceeds twenty-five percent (25%) of the cost of replacement thereof; (b) Landlord fails to begin any restoration work it is obligated to perform on the Leased Premises within six (6) months after the date of the Casualty; or (c) Landlord begins to restore the Leased Premises, if it is required to do so, within such six (6) month period but fails to complete such work within one (1) year from the date of the Casualty. Tenant's right to terminate this Lease under this Section 11.1(A) shall be exercised by giving Landlord written notice of such exercise within thirty (30) days after the date of the Casualty in the case of clause (a) above and within thirty (30) days after the end of the six (6) month period and one (1) year period, respectively, in the case of clauses (b) and (c) above, and the effective date of the termination shall be the date that is thirty (30) days after the date Landlord receives the applicable notice.

             B. If the Casualty shall render the Leased Premises untenantable, in whole or in part, and provided that the Casualty or the occurrence causing the untenantability of the Leased Premises is not caused by or primarily attributable  to  Tenant  or  Tenant  Related  Parties,  all  Rent  (other  than
Percentage Rent) shall abate proportionately during the period of such untenantability on the basis of the ratio which the amount of floor space of the Leased Premises rendered untenantable bears to the total floor space of the Leased Premises. Such abatement of Rent shall terminate on the earlier of (i) the date any repair and restoration work is substantially completed by Landlord pursuant to its obligations, if any, under Section 11.2, or thirty (30) days after such date in the event Tenant is required to perform repair work pursuant to Section 11.3, or (ii) the date Tenant reopens for business in the portion of the Leased Premises previously rendered untenantable. Notwithstanding anything to the contrary contained herein, in the event as a result of a Casualty only a portion of the Leased Premises is damaged which results in Tenant being unable to operate its business within that portion of the Leased Premises not so damaged or destroyed, the Leased Premises shall be deemed to be completely untenantable for purposes of this Section 11.1(B). Except to the extent specifically set forth in this Section 11.1, neither the Rent nor any other obligations of Tenant under this Lease shall be affected by any Casualty, and Tenant hereby specifically waives all other rights it might otherwise have under law or by statute.

SECTION 11.2. LANDLORD'S DUTY TO RECONSTRUCT. Provided this Lease is not terminated pursuant to Section 11.1 or any other provision of this Lease, and subject to Landlord's ability to obtain the necessary permits therefor and the availability of insurance proceeds, Landlord shall repair or reconstruct or demolish and rebuild the Leased Premises to a substantially similar condition as existed prior to the Casualty. Notwithstanding anything to the contrary contained herein, in no event shall any of the Landlord Related Parties be liable for interruption of Tenant's business or for damage to or repair of any of those items which Tenant is required to insure, including all Tenant's Property and Leasehold Improvements.

SECTION 11.3. TENANT'S DUTY TO RECONSTRUCT. Provided this Lease is not terminated pursuant to any provision of this Lease, Tenant shall promptly commence and diligently pursue to completion the repair and refixturing of the Leased Premises to a substantially similar condition as existed prior to the Casualty, and otherwise in accordance with the terms and conditions of this Lease. Tenant shall reopen for business in the Leased Premises as soon as practicable after the occurrence of the Casualty.

SECTION 11.4. INSURANCE PROCEEDS. All proceeds of insurance carried by Tenant covering the Leasehold Improvements and Tenant's Property shall belong to and be payable to Tenant. If this Lease is terminated by Landlord or Tenant pursuant to
Section 11.1 of this Lease, or if this Lease is terminated pursuant to any other Section hereof, or if Tenant does not repair, redecorate and refixture the Leased Premises pursuant to Section 11.3 of this Lease, the proceeds covering the Leasehold Improvements shall belong to and be payable to Landlord and any such proceeds received by Tenant shall be paid by Tenant to Landlord.

             Should this Lease be terminated as a result of a Casualty and to the extent Landlord receives insurance proceeds specifically allocated to the permanent Leasehold Improvements installed in the Leased Premises by or at the direction of Tenant ("Allocated Insurance Proceeds"), Landlord shall pay Tenant an amount equal to the lesser of: (a) the Allocated Insurance Proceeds and (b) an amount equal to the portion of the cost actually incurred by Tenant
(excluding any portion of such cost paid by or on behalf of Landlord either directly or indirectly as reimbursement to Tenant in cash or a credit against Rent or otherwise) for its permanent Leasehold Improvements as reported to Landlord (accompanied by supporting bills, invoices, paid receipts or other evidence of the cost of such improvements reasonably acceptable to Landlord) calculated by dividing such cost by the number of Lease Years (including a fractional amount representing any Partial Lease Year[s]) in the initial Term of this Lease and multiplying the resulting quotient by the number of Lease Years (including a fractional amount representing any Partial Lease Year[s]) remaining in the initial Term of this Lease as of the effective date of the cancellation (the "Unamortized Improvement Cost").

                                                        ARTICLE XII

                                                       CONDEMNATION

SECTION 12.1.         TAKING OF LEASED PREMISES.

             A. If any portion of the Leased Premises shall be taken under the power of eminent domain by any public or quasi-public authority (a "taking"), either party shall have the right to terminate this Lease as of the date physical possession of the property taken is delivered to the condemning authority (hereinafter referred to as the "effective date of the taking) by giving notice to the other party of such election within thirty (30) days after the effective date of the taking.

             B. If there is a taking of a portion of the Leased Premises and this Lease shall not be terminated pursuant to Section 12.1(A), then (i) as of the effective date of the taking, this Lease shall terminate only with respect to the portion taken; (ii) after the effective date of the taking and during the balance of the Term, the Minimum Rent, and the Full and Partial Year Breakpoints, if any, shall be reduced by multiplying the same by a fraction, the numerator of which shall be the floor space not so taken and the denominator of which shall be the floor space of the Leased Premises immediately prior to the taking; (iii) as soon as reasonably possible after the effective date of the taking, Landlord shall, at its expense and to the extent feasible, restore the remaining portion of the Leased Premises to a complete unit; provided, however, that Landlord shall not be required to expend more on such alteration or restoration work than an amount equal to the net proceeds of the condemnation award actually received and retained by Landlord which is allocable to the Leased Premises.

SECTION 12.2. TAKING OF SHOPPING CENTER. If there is a taking of twenty-five percent (25%) or more of the leasable floor space within the Shopping Center or it there is a taking of any portion of the Shopping Center so as to render, in Landlord's judgment, the remainder unsuitable for use as a shopping center, regardless in either case as to whether or not there is a taking of the Leased Premises, Landlord shall have the right to terminate this Lease upon thirty (30) days' written notice to Tenant.

SECTION 12.3. CONDEMNATION AWARD. All compensation awarded for any taking of the Leased Premises (including, without limitation, the Leasehold Improvements) or the Shopping Center or any interest in either shall belong to and be the property of the Landlord, and Tenant hereby assigns to Landlord all its right, title and interest in any such award, except to the extent that this Lease is terminated and Tenant files a claim, at its sole cost and expense, and the condemning authority specifically awards to Tenant or specifically allocates a portion of the award to Tenant for the Unamortized Improvement Cost calculated as set forth in Section 11.4 as of the effective date of the taking, and Tenant's relocation expenses and lost goodwill; provided, however, the filing of such claim by Tenant or allocation by the condemning authority to Tenant does not adversely affect or diminish the award which would otherwise have been received by Landlord had Tenant not filed such a claim and received such award.

                                                       ARTICLE XIII

                                                      MARKETING FUND

SECTION 13.1. MARKETING FUND. Landlord may establish, or has established, a Marketing Fund (the "Fund") for the purpose of promoting the Shopping Center, Tenant shall participate in advertising programs designated by Landlord in connection with the Fund and shall comply with all other reasonable rules and regulations established by Landlord in connection with the Fund.

SECTION 13.2. TENANT'S CONTRIBUTION TO MARKETING FUND. Tenant shall contribute to the Fund one-twelfth (1/12) of the annual amount set forth in Section 1.1(G)(i), (as adjusted at the time and in the manner provided below) on the Rent Commencement Date and on the first day of each calendar month thereafter throughout the Term. As of the first (1st) day of January immediately following the Commencement Date, and as of the first (1st) day of January of each year thereafter throughout the Term, the annual Fund dues shall be increased to an amount equal to the Fund dues in effect for the immediately preceding year increased by the greater of five percent (5%) or a percentage equal to the percentage increase in the CPI during the immediately preceding calendar year. Any Fund dues payable for a partial calendar month shall be appropriately prorated.

SECTION 13.3.         LANDLORD'S PARTICIPATION AND CONTRIBUTION.

             A. The amounts collected by Landlord in connection with the Fund shall be used by Landlord to pay all costs and expenses associated with programs for the promotion of the Shopping Center, which programs may include, without limitation, the following (but which shall not be deemed a representation as to the actual provision of such programs): special events, displays, signs, decor, seasonal events, advertising for the Shopping Center, visual merchandising services for tenants, and the distribution of promotional literature designed to attract customers. In addition, Landlord may use the Fund dues to defray the cost of administration of the Fund, including, without limitation, the salary and related costs and benefits of a manager and related administrative personnel, and rent allocable to any management office within the Shopping Center devoted to use by such personnel. Landlord shall have the right and option to employ or cause to be employed the Marketing Manager and other personnel of the Fund, and to provide or cause to be provided promotional services, which, in Landlord's reasonable judgment, are desirable to administer the Fund and promote the activities of the Shopping Center. All such personnel shall be under the exclusive control and supervision of Landlord. Subject to
Section 13.3(B), if applicable, Tenant hereby authorizes the Fund to reimburse Landlord for providing such personnel and any other costs incurred by Landlord in assisting the Fund or providing services thereto.

             B. Landlord shall contribute twenty-five percent (25%) of the total amount of the Marketing Fund dues paid to Landlord, if any, by the tenants of the Shopping Center. As all or part of such cash contribution, Landlord may elect to contribute all or part of the services of a Marketing Manager and such other personnel and services as Landlord deems appropriate and the reasonable rent allocable to any management office within the Shopping Center devoted to use by the Fund for its activities. Landlord's obligations, if any, under this
Section 13.3 shall not be binding upon any Mortgagee or purchaser at a foreclosure sale.

SECTION 13.4. TENANT'S ADVERTISING. Tenant shall contribute to a promotional and advertising program to be administered by Landlord an amount ("Tenant's Advertising and Promotional Fund Contribution") equal to one-twelfth (1/12th) of the annual amount set forth in Section 1.1(G) (iii) , (as adjusted at the time and in the manner provided below) on the Rent Commencement Date and on the first day of each calendar month thereafter throughout the Term. As of the first (lst) day of January immediately following the Commencement Date, and as of the first
(1st) day of January of each year thereafter throughout the Term, Tenant's Advertising and Promotional Fund Contribution shall be increased to an amount equal to the Tenant's Advertising and Promotional Fund Contribution in effect for the immediately preceding year increased by the greater of five percent (5%) or a percentage equal to the percentage increase in the CPI during the immediately preceding calendar year. Any Tenant's Advertising and Promotional Fund Contribution payable for a partial calendar month shall be appropriately prorated.

                                                        ARTICLE XIV

                                               SUBORDINATION AND ATTORNMENT

SECTION 14.1. SUBORDINATION. Tenant's rights under this Lease are and shall remain subject and subordinate to the operation and effect of: (i) all present and future ground or underlying leases involving all or any part of the Shopping Center; or (ii) any mortgage, deed of trust or other security instrument now or hereafter affecting the Leased Premises or the Shopping Center; or (iii) all renewals, modifications, replacements, consolidations and extensions of or participation in those transactions evidenced by documents referred to in (i) and (ii) above, whether the same shall be in existence on the date hereof or created hereafter (any such lease, mortgage, deed of trust or other instrument being referred to as a "Mortgage" and the person or persons having the benefit of same being referred to as a "Morgagee"). Tenant's acknowledgment and agreement of subordination provided for in this Section 14.1 is self-operative and no further instrument of subordination shall be required; however, Tenant shall execute such further assurances thereof as may be requested, from time to time, by Landlord.

SECTION 14.2. MORTGAGEE'S UNILATERAL SUBORDINATION. If and as a Mortgagee shall so elect, this Lease and Tenant's rights hereunder shall be superior and prior in right to its Mortgage, with the same force and effect as it this Lease had been executed, delivered and recorded prior to the execution, delivery and recording of such Mortgage.

SECTION 14.3. ATTORNMENT. If any person shall succeed to all or part of Landlord's interest in the Leased Premises, whether by purchase, foreclosure, deed in lieu of foreclosure, power of sale, termination of lease or otherwise, and if and as so requested or required by such successor-in-interest, Tenant shall, without charge, attorn to such successor-in-interest.

SECTION 14.4. QUIET ENJOYMENT. Landlord covenants that it has full right, power and authority to make this Lease and that Tenant, on paying all of the Rent and performing all of Tenant's other obligations in this Lease, shall peaceably and quietly have, hold and enjoy the Leased Premises during the Term without hindrance, ejection or molestation by any person lawfully claiming by, through or under Landlord, subject, however, to all Mortgages, encumbrances, easements and underlying leases to which this Lease may be or become subject and subordinate, from time to time.

SECTION 14.5.         ESTOPPEL CERTIFICATE.

             A. As often as may be requested by Landlord, Tenant shall promptly and without cost to Landlord duly execute and deliver to Landlord or to any other person designated by Landlord a written instrument certifying: (i) that this Lease is unmodified and in full force and effect (or if there has been a modification, that the same is in full force and effect as modified, and stating the modification); (ii) the dates, if any, to which the Rent, and other sums and payments due under this Lease have been paid; (iii) whether Landlord has breached the performance of any covenants, terms and conditions on Landlord's part to be performed under this Lease, and the nature of Landlord's breach, if any; and (iv) such other relevant information as Landlord or any Mortgagee may reasonably request. Landlord may prepare said document for Tenant's signature and send the same to Tenant for Tenant's signature and in the event that Tenant does not execute and return the same to Landlord within thirty (30) days, Tenant shall be deemed to have certified all information contained therein.

             B. Upon request of Landlord, Tenant shall give prompt written notice to any Mortgagee of any default of Landlord under this Lease, and Tenant shall allow such Mortgagee a reasonable length of time (in any event, not less than sixty (60) days from the date of such notice) in which to cure any such default.

                                                        ARTICLE XV

                                                 ASSIGNMENT AND SUBLETTING

SECTION 15.1.         LANDLORD'S CONSENT REQUIRED.

             A. Without first obtaining Landlord's prior written consent (which consent Landlord may withhold in its sole and absolute discretion), Tenant shall not sublet all or any portion of the Leased Premises, nor shall Tenant pledge, hypothecate or assign all or any of its interest in this Lease, whether for collateral purposes or otherwise. Any such subletting or assignment shall be referred to as a "Transfer", and the person to whom Tenant's interest is transferred shall be referred to as a "Transferee." For purposes of this Article XV, a Transfer shall include any change in the control of Tenant or any guarantor, if the same is a corporation (other than a corporation listed on a "national securities exchange" as defined in the Securities Exchange Act of
1934) of a partnership. For purposes of this Article XV, "control" shall mean the possession (directly or indirectly) of the power to direct or cause the direction of management and policies of the Tenant (or the guarantor, as the case may be) whether by ownership of securities or otherwise, provided that the issuance of shares in a public offering registered under the Securities Exchange Act of 1933 shall not be deemed a change in control for purposes of this Article XV.

             Notwithstanding anything to the contrary contained herein, Tenant may assign its entire interest under this Lease or sublet the entire Leased Premises (but not a part thereof) to a wholly owned corporation or controlled subsidiary or parent of the Tenant or to any successor to Tenant by purchase, merger, consolidation or reorganization (hereinafter collectively referred to as "Corporate Transfers") without the consent of Landlord, provided (i) tenant is not in default under this Lease; (ii) if such proposed Transferee is a successor to Tenant by purchase said proposed Transferee shall acquire all or substantially all of the stock or assets of Tenant's business or, if such proposed Transferee is a successor to Tenant by merger, consolidation or reorganization, the continuing or surviving corporation shall own all or substantially all of the assets of Tenant; (iii) such proposed Transferee shall have a net worth which is equal to or greater than Tenant's net worth at the date, of this Lease; and (iv) such proposed Transferee operates the business in the Leased Premises for the Permitted Use and no other purpose. Tenant shall give Landlord written notice at least thirty (30) days prior to the effective date of such Corporate Transfer. As used herein, the term "controlled subsidiary" shall mean a corporate entity wholly owned by Tenant or at least fifty-one percent (51%) of whose voting stock is owned by Tenant.

             B. Any Transfer by Tenant consented to by Landlord (or permitted under this Article XV without Landlord's consent) shall be only for the Permitted Use and for no other purpose, and in no event shall any Transfer (including a Corporate Transfer) release or relieve Tenant from any of its obligations under this Lease. If Landlord consents to a Transfer (or if such Transfer is permitted under this Article XV without Landlord's consent), the permitted Transferee shall assume Tenant's obligations under this Lease and such Transferee, at least thirty (30) days prior to the effective date of the permitted Transfer, shall deliver to Landlord the proposed sublease, assignment and assumption agreement or other instrument evidencing the Transfer, which shall be subject to Landlord's approval, which shall not be unreasonably withheld. In the event of a Transfer (i) in the nature of an assignment, Tenant shall pay as additional rent to Landlord all monies and other consideration of every kind whatsoever paid or payable to Tenant for such Transfer and for all property transferred to the Transferee as part of the consideration including, without limitation, non-trade fixtures and other Leasehold Improvements, but excluding Tenant's Property (collectively, all of the foregoing shall be referred to as the "Transfer Consideration"); provided, however, Tenant shall be entitled to exclude from the Transfer Consideration the Unamortized Improvement Cost calculated as set forth in Section 11.4 as of the effective date of the Transfer; and (ii) in the nature of a sublease, Tenant shall pay as additional rent to Landlord along with the monthly payments of Rent due under this Lease, the Transfer Consideration less the Rent (exclusive of Rent attributable to a default of Tenant hereunder) reserved under this Lease as reasonably determined by Landlord, provided, however, Tenant shall be entitled to exclude from the Transfer Consideration the Unamortized Improvement Cost calculated as set forth above. For purposes of this Section 15.1(B) only, the term "Tenant's Property" shall be deemed to include goodwill and any other intangible personal properly associated with Tenant's business, but in no event shall it be deemed to include Tenant's interest under this Lease. If said Transfer requires the consent of Landlord pursuant to this Article XV, Tenant shall pay to Landlord upon demand as additional rent Landlord's reasonable attorneys' fees and administrative expenses incurred in connection with any Transfer.

             C. Any Transfer without Landlord's consent shall not be binding upon Landlord, and shall confer no rights upon any third person. Each such unpermitted Transfer shall, without notice or grace period of any kind, constitute a default by Tenant under this Lease. The acceptance by Landlord of the payment of Rent following any Transfer prohibited by this Article XV shall not be deemed to be either a consent by Landlord to any such Transfer or a waiver by Landlord of any remedy of Landlord under this Lease. Consent by Landlord to any one Transfer shall not constitute a waiver of the requirement for consent to any other Transfer. No reference in this Lease to assignees, Concessionaires, subtenants or licensees shall be deemed to be a consent by Landlord to the occupancy of the Leased Premises by any such assignee, Concessionaire, subtenant or licensee.

SECTION 15.2. RIGHT TO TERMINATE AND RECAPTURE. With respect to any Transfer requiring
Landlord's consent, in lieu of consenting to any proposed Transfer, Landlord shall have the right, but not the obligation, to terminate this Lease and recapture the Leased Premises upon thirty (30) days notice to Tenant unless, within five (5) business days after Landlord's notice to Tenant exercising its option to cancel and terminate this Lease, Tenant notifies Landlord in writing that Tenant is withdrawing its request for Landlord's consent to such Transfer, in which event such exercise by Landlord of such option to cancel shall be void and of no further force and effect.

                                                        ARTICLE XVI

                                                   DEFAULT AND REMEDIES

SECTION 16.1.         DEFAULT.

             A. Any one or more of the following events shall constitute a default by Tenant under this Lease: if, (i) Tenant fails to pay, when due, any portion of Rent due hereunder; (ii) Tenant fails to observe or perform any of the terms, conditions or covenants of this Lease to be observed or performed by Tenant (other than those involving the payment of money and those set forth in the following clause (iii)) and, such breach shall not have been cured for a period of seven (7) days after written notice thereof from Landlord to Tenant unless such failure, within Landlord's reasonable judgment, cannot be cured within said seven (7) days, in which event Tenant shall not be in default if Tenant commences to cure such breach within the seven (7) day period and diligently proceeds to complete the same; (iii) Tenant vacates or abandons the Leased Premises or Tenant shall not open for business in the Leased Premises in accordance with Article IX or shall fail to continuously operate its business in the Leased Premises as required by the terms of this Lease; (iv) Tenant fails during any twelve (12) month period to perform any covenant or agreement under this Lease after Tenant shall have defaulted under this Lease on two previous occasions during such twelve (12) month period, even though such default or defaults had been cured by Tenant; (v) Tenant defaults under any other lease or agreement between Landlord and Tenant, and such default is not cured within any applicable cure period; (vi) Tenant or any guarantor of this Lease shall file a petition in bankruptcy or shall be adjudicated bankrupt or insolvent, or shall file any petition or answer seeking any reorganization, dissolution or similar relief under any applicable Law or if Tenant or any such guarantor shall seek or consent to the appointment of a trustee, receiver or liquidator of Tenant or such guarantor or the business of either, shall make an assignment for the benefit of creditors, or shall admit in writing its inability to pay its debts when due; (vii) there shall be filed against Tenant or any guarantor of this Lease an involuntary petition in bankruptcy or any proceeding seeking to reorganize, dissolve or liquidate Tenant or such guarantor, or if a trustee or receiver shall be appointed for Tenant or such guarantor or over the business or substantially all of the property of either of them, and such petition, proceeding, trustee or receiver is not dismissed with prejudice within thirty
(30) days; (viii) any execution or attachment shall be issued against Tenant or any of Tenant's Property, whereby all or any part of the Leased Premises or Tenant's interest under this Lease shall be taken or occupied, and such execution or attachment, shall not be set aside, vacated or discharged within thirty (30) days after the issuance of same; or (ix) if Tenant is operating its business in the Leased Premises as a franchisee under a franchise agreement, any termination or expiration of said franchise agreement prior to the end of the Term of this Lease. An event provided for in clauses (iii) through (ix), inclusive, shall be a default without notice or grace period of any kind.

             B. Upon the occurrence of any event described in Section 16.1(A), Landlord shall have all the rights and remedies provided in Section 16.2 in addition to all other remedies available under this Lease or provided at law or in equity.

SECTION 16.2.         REMEDIES AND DAMAGES.

             A. Upon the occurrence of any event described in Section 16.1(A), Landlord may elect to terminate this Lease or to terminate Tenant's right to possession without terminating this Lease and to enter upon the Leased Premises and expel Tenant or any persons or entities occupying the Leased Premises and so to repossess and enjoy the Leased Premises. If this Lease or Tenant's right to possession under this Lease shall at any time be terminated under the terms and conditions of this Section 16.2 or in any other way, Tenant hereby covenants and agrees to immediately surrender and deliver up the Leased Premises peaceably to Landlord.

             B. If Landlord elects to terminate Tenant's right to possession under this Lease, but not to terminate this Lease, Landlord may, relet the Leased Premises (or any part thereof for the account of Tenant at such rentals and upon such terms and conditions as Landlord shall deem appropriate, and to the extent Landlord receives the rents therefor, Landlord shall apply the same first to the payment of such expenses as Landlord may have incurred in recovering possession of the Leased Premises (including, without limitation, legal expenses and attorneys' fees) and for putting the same into good order and condition and preparing or altering the same for re-rental, and any other expenses, commissions and charges paid, assumed or incurred by or on behalf of Landlord in connection with the reletting of the Leased Premises, and then to the fulfillment of the covenants of Tenant under this Lease. Tenant shall pay to Landlord the Rent and all other sums payable up to the time of such termination of this Lease or Tenant's right to possession under this Lease, and thereafter, Tenant covenants to pay Landlord until the end of the Term of this Lease the equivalent of the amount of all the Rent and all other sums required to be paid by Tenant under this Lease less the net avails of such reletting, if any, during the same period, and the same shall be due and payable by Tenant to Landlord on the dates such Rent and other sums are due under this Lease. Any reletting by Landlord shall not be construed as an election on the part of Landlord to terminate this Lease unless a notice of such intention is given by Landlord to Tenant. Notwithstanding any reletting without termination of this Lease, Landlord may at any time thereafter elect to terminate this Lease. In any event, Landlord shall not be liable for, nor shall Tenant's obligations hereunder be diminished by reason of any failure by Landlord to relet the Leased Premises or any failure by Landlord to collect any sums due upon such reletting, provided that Landlord shall use reasonable efforts to mitigate the damages recoverable against Tenant in the event that Tenant defaults under this Lease and Tenant's right to ossession of the Leased Premises is terminated under this Article XVI; provided, however, except to the extent required byapplicable Law, Landlord shall have no obligation to relet the Leased Premises before Landlord leases other vacant space in the Shopping Center, or to relet the Leased Premises to any potential tenant who Landlord could reasonably reject as a Transferee pursuant to Article XV hereof.

             C. If Landlord elects to terminate this Lease instead of terminating only Tenant's right to possession, Landlord shall have the right to recover against Tenant as damages for loss of the bargain, and not as a penalty, the excess (if any), as determined by Landlord, of (i) the then present value of the projected Rent and all other sums payable by Tenant hereunder (as determined by Landlord on the basis of reasonable estimates) that would have accrued for the balance of the Term of this Lease less (ii) the then present value of the fair market value of the Leased Premises for the balance of such term.

SECTION 16.3. ASSIGNMENT IN BANKRUPTCY. In the event of an assignment by operation of law under the Federal Bankruptcy Code, or any State bankruptcy or insolvency law and Landlord is prevented from or elects not to terminate this Lease under Section 16.2, the assignee shall provide Landlord with adequate assurance of future performance of all of the terms, conditions and covenants of this Lease, which shall include, without limitation, assumption of all the terms, covenants and conditions of this Lease by the assignee and the making by the assignee of the following express covenants to Landlord: (i) that assignee has sufficient capital to pay the Rent and other charges due under this Lease for the entire Term; (ii) that assumption of this Lease by the assignee will not cause Landlord to be in violation or breach of any provision in any other lease, financing agreement or operating agreement relating to the Shopping Center; and
(iii) that such assignment and assumption will not disrupt or impair any existing tenant mix in the Shopping Center.

SECTION 16.4. LEGAL EXPENSES. In the event that Landlord should retain counsel and/or institute any suit against Tenant for violation of or to enforce any of the covenants or conditions of this Lease, or should Tenant institute any suit against Landlord for violation of any of the covenants or conditions of this Lease, or should either party institute a suit against the other for a declaration of rights hereunder, or should either party intervene in any suit in which the other is a party, to enforce or protect its interest or rights hereunder, the prevailing party in any such suit shall be entitled to all of its costs, expenses and reasonable fees of its attorney(s) in connection therewith.

SECTION 16.5. REMEDIES CUMULATIVE. No reference to any specific right or remedy in this Lease shall preclude Landlord from exercising any other right, from having any other remedy, or from maintaining any action to which it may otherwise be entitled under this Lease, at law or in equity.

SECTION 16.6.         WAIVER.

             A. Neither Landlord nor Tenant shall be deemed to have waived any breach of any term, covenant, or condition herein contained unless the same has been specifically waived by such party in writing. Any such waiver shall not be deemed to be a waiver of any subsequent breach of the same or any other term, covenant or condition herein contained.

             B. Tenant hereby waives any and all rights of redemption and all rights to relief from forfeiture granted by or under any applicable Law. To the fullest extent permitted by law, Tenant waives the right to a trial by jury and the right to file any counterclaims or cross-claims other than compulsory counterclaims or cross-claims in actions for recovery of possession of the Leased Promises only.


                                                       ARTICLE XVII

                                                 MISCELLANEOUS PROVISIONS

SECTION 17.1.         NOTICES.

             A. Whenever any demand, request, approval, consent or notice ("Notice") shall or may be given to either of the parties by the other, each such Notice shall be sent by registered or certified mail with return receipt requested, or sent by overnight courier service (such as Federal Express) at the respective addresses of the parties as set forth in Section 1.1(K). Any Notice under this Lease delivered by registered or certified mail shall be deemed to have been given and effective on the earlier of (a) the third day following the day on which the same shall have been mailed with sufficient postage prepaid or
(b) the delivery date indicated on the return receipt; Notice sent by overnight courier service shall be deemed given, and effective upon the day after such notice is delivered to or picked up by the overnight courier service. Either party may, at any time, change its Notice Address by giving the other party Notice in accordance with the above, stating the change and setting forth the new address.

             B. If any Mortgagee shall notify Tenant that it is the holder of a Mortgage affecting the Leased Premises, no Notice thereafter sent by Tenant to Landlord shall be effective unless and until a copy of the same shall also be sent to such Mortgagee in the manner prescribed in this Section 17.1 and to such address as such Mortgagee shall designate.

             C. Any notice from Landlord may be given by Landlord, Landlord's Managing Agent for the Shopping
Center or Landlord's attorneys.

SECTION 17.2. SHORT FORM LEASE. This Lease shall not be recorded without the express written consent of Landlord. A "short form lease" may be recorded only if Landlord requests or consents in writing to such recording.
Recording, filing and like charges shall be paid by the requesting party.

SECTION 17.3. INTEREST AND ADMINISTRATIVE COSTS. If (i) Tenant fails to make any payment under this Lease when due, (ii) Landlord performs or causes the performance of any obligation of Tenant under this Lease, or (iii) Landlord incurs any costs or expenses as a result of Tenant's default under this Lease, then Tenant shall pay, upon demand, the amount due under (i), or the amount of such costs and expenses incurred under (ii) or (iii) above, plus Interest (as defined in Section 1.2(G) above) from the date such payment was due or from the date Landlord incurs such costs or expenses plus Landlord's administrative costs in connection therewith.

SECTION 17.4. SUCCESSORS AND ASSIGNS. This Lease and the covenants and conditions herein contained shall inure to the benefit of and be binding upon Landlord, and Tenant and their respective permitted successors and assigns. Upon any sale or other transfer by Landlord of its interest in the Leased Premises, Landlord shall be relieved of any obligations under this Lease occurring subsequent to such sale or other transfer. Notwithstanding the foregoing, if Tenant is a single individual and dies or becomes incapacitated, Landlord reserves the right to terminate this Lease upon thirty (30) days advance Notice to Tenant or Tenant's legal representative.

SECTION 17.5. LIMITATION ON RIGHT OF RECOVERY AGAINST LANDLORD. It i specifically understood and agreed that none of the, Landlord Related Parties shall be personally liable for any of the covenants, conditions or provisions of this Lease. In the event of a breach or default by Landlord of any of its obligations under this Lease, Tenant shall look solely to the equity of the Landlord in the Shopping Center (which shall include all rents and other income from the Shopping Center, subject to all Mortgages and other encumbrances affecting the Shopping Center) for the satisfaction of Tenant's remedies. The limitation contained in this Section 17.5 shall not limit or impair Tenant's right to seek and obtain injunctive relief against Landlord, its agents, employees or contractors for the satisfaction of Tenant's remedies, The limitations on Tenant's right of recovery against the Landlord Related Parties set forth in this Section 17.5 shall survive the expiration of the Term of this Lease (whether by lapse of time or otherwise).

SECTION 17.6. RELATIONSHIP OF THE PARTIES. Nothing contained in this Lease shall be deemed to be construed as creating the relationship of principal and agent or of partnership or joint venture between Landlord and Tenant, it being understood and agreed that neither the method of computing Rent nor any other provision contained herein nor any acts of the parties hereto shall be deemed to create any relationship between the parties other than that of Landlord and Tenant.

SECTION 17.7.         SECURITY DEPOSIT.  INTENTIONALLY OMITTED.

SECTION 17.8. INTERPRETATION. Whenever used herein, the singular shall include the plural and the plural shall include the singular, as necessary, and the use of any gender shall include either gender, as necessary. This Lease and the rights and obligations of the parties hereunder shall be construed in accordance with the laws of the State in which the Shopping Center is located.

SECTION 17.9. NO MODIFICATION. This Lease is intended by the parties as a final expression of their agreement and as a complete and exclusive statement of the terms thereof, all negotiations, considerations and representations between the parties having been incorporated herein. Acceptance of a course of performance rendered under this or any prior agreement between the parties or their affiliates shall not be relevant or admissible to determine the meaning of any of the terms of this Lease. No representations, understandings, agreements, warranties or promises with respect to the Leased Premises or the building or Shopping Center of which they are a part or with respect to past, present or future tenancies, rents, expenses, operations or any other matter have been made or relied upon in the making of this Lease other than those specifically set forth herein. This Lease can be modified only by a written instrument signed by Landlord and Tenant.

SECTION 17.10. SEVERABILITY. If any term or provision of this Lease, or the application thereof to any person or circumstances shall, to any extent, be invalid or unenforceable, the remainder of this Lease, or the application of such term or provision to persons or circumstances, other than those as to which it is held invalid or unenforceable, shall not be affected thereby, and each term and provision of this Lease shall be valid and be enforced to the fullest extent permitted by law.

SECTION 17.11. TENANT UNABILITY. If two or more individuals, corporations, partnerships or other persons (or any combination of two or more thereof shall sign this Lease as Tenant, the liability of each such individual, corporation, partnership or other persons to pay the Rent and perform all other obligations hereunder shall be deemed to be joint and several, and all notices, payments and agreements given or made by, with or to any one of such individuals, corporations, partnerships or other persons shall be deemed to have been given or made by, with or to all of them.

SECTION 17.12. BROKER'S COMMISSION. Each of the parties represents and warrants to the other that except as expressly set forth in this Section 17.12, such party has not dealt with any broker in connection with this Lease and that such party has no knowledge of any claims for brokerage commissions or finders' fees in connection with this Lease. Each party agrees to indemnity and defend the other against, and hold it harmless from, all liability arising from any claim for brokerage commissions or finders' fees of any kind (including, without limitation, attorneys' fees incurred in connection therewith) in connection with this Lease, any amendment hereto or any Transfer, which claim arises (directly or indirectly) out of an agreement, contract, course of dealings or relationship between such a party and the claiming party.

SECTION 17.13. OTHER TENANTS. Landlord reserves the absolute right to effect other tenancies in the Shopping Center as Landlord shall determine in the exercise of its sole business judgment. Tenant does not rely on the fact, nor does Landlord represent, that any specific tenant, Department, Variety or Specialty Store or occupant, or the number of tenants, Department, Variety or Specialty Stores or occupants, shall occupy any space in the Shopping Center during the Term. A vacation of premises or cessation of operations by any other tenant(s) in the Shopping Center shall not in any way release Tenant from its obligations under this Lease.

SECTION 17.14. RULE AGAINST PERPETUITIES. If the Term of this Lease shall not have commenced within five (5) years from the date of this Lease, then this Lease shall thereupon become null and void and have no further force and effect.

SECTION 17.15. IRREVOCABLE OFFER, NO OPTION. In consideration of Landlord's administrative expense in considering this Lease, Tenant's submission to Landlord of this Lease, duly executed by Tenant, shall constitute Tenant's irrevocable offer to continue for fourteen (14) days from and after receipt by Landlord or until Landlord shall deliver to Tenant written notice of rejection of Tenant's offer, whichever shall first occur. If within said fourteen (14) day period Landlord shall neither return this Lease duly executed by Landlord nor so advise Tenant of Landlord's rejection of Tenant's offer, then Tenant shall be free to revoke its offer. Although Tenant's execution of this Lease shall be deemed an offer irrevocable by Tenant, the submission of this Lease by Landlord to Tenant for examination shall not constitute a reservation of or option for the Leased Premises. This Lease shall become effective only upon execution thereof by both parties and delivery thereof to Tenant.

SECTION 17.16. INABILITY TO PERFORM. If Landlord or Tenant is delayed or prevented from performing any of its obligations under this Lease, except for Tenant's obligation for payment of money, by reason of strike or labor troubles or any cause whatsoever beyond its control, the period of such delay or such prevention shall be deemed added to the time herein provided for the performance of any such obligation by either party. Notwithstanding the foregoing, Tenant's obligation to open initially may be deferred only by an industry-wide strike. For purposes of this Section 17.16, a cause or event shall not be deemed to be beyond a party's control, if it is within the control of such party's agents, employees or contractors.

SECTION 17.17. SURVIVAL. Notwithstanding anything to the contrary contained in this Lease, the expiration of the Term of the Lease, whether by lapse of time or otherwise, shall not relieve either party from their respective obligations accruing during or attributable to any portion of the Term, subject to the provisions of Section 17.5.

SECTION 17.18. LANDLORD'S SELF-HELP. In addition to Landlord's rights of self-help set forth elsewhere in this Lease or as provided by law or in equity, if Tenant at any time fails to perform any of its obligations under this Lease in a manner satisfactory to Landlord, Landlord shall have the right but not the obligation, with two (2) days prior notice (except in the case of any dangerous condition or emergency, in which case no notice shall be required) to perform or cause to be performed such obligations on behalf and at the expense of Tenant. In such event, Landlord's costs and expenses incurred with respect thereto shall, upon demand, be paid for by Tenant as additional rent. The performance by Landlord of any such obligation shall not constitute a release or waiver of any of Tenant's obligations under this Lease.

SECTION 17.19. DUE AUTHORIZATION. If Tenant is a corporation or a partnership, the person(s) executing this Lease on behalf of Tenant hereby covenant and warrant that: Tenant is a duly formed corporation or a duly created partnership (as the case may be) in good standing, qualified to do business in the State in which the Shopping Center is located; such persons are duly authorized by such corporation or partnership to execute and deliver this Lease on behalf of such corporation or partnership; and this Lease constitutes a valid and binding agreement of Tenant in accordance with the terms hereof.

SECTION 17.20. CONFIDENTIALITY. It is agreed and understood that Tenant may acknowledge only the existence of this Lease by and between Landlord and Tenant, and that Tenant may not disclose any of the terms and provisions contained in this Lease to any tenant or other occupant in the Shopping Center or to any agent, employee, subtenant or assignee of such tenant or occupant. Tenant acknowledges that any breach by Tenant of the agreements set forth in this
Section 17.20 shall cause Landlord irreparable harm. The terms and provisions of this Section 17.20 shall survive the termination of this Lease (whether by lapse of time or otherwise).

SECTION 17.21. ASBESTOS ABATEMENT. In the event Landlord desires or is required by any applicable Law to remove, encapsulate, enclose, remediate or otherwise abate asbestos-containing materials located within the Leased Premises ("abatement work"), then Landlord agrees to perform or cause the performance of such work at Landlord's sole cost. If Tenant is required to cease its operation at the Leased Premises or interrupt or delay its construction or opening at the Leased Premises in order for such abatement work to be performed, then Tenant's Minimum Rent and all other Rent (excluding Percentage Rent and any past due Rent or charges due as a result of any default of Tenant under this Lease) shall abate for the period of time beginning on the commencement of the abatement work and ending upon the completion of the abatement work. Notwithstanding anything to the contrary herein, in the event the abatement work is required before, during or after the Term as a result of: (i) anything done by Tenant, its agents, employees or contractors; or (ii) any activities of Tenant, its agents, employees or contractors in, on or about the Leased Premises, then the abatement work shall be performed by or at the direction of Landlord at Tenant's sole cost and expense, and Tenant shall reimburse Landlord for the cost of such abatement work within five (5) days after written demand by Landlord from time to time during the performance of such work and Tenant shall not be entitled to any abatement of Minimum Rent or any other Rent as a result of the abatement work. Landlord shall use reasonable efforts to not perform such asbestos abatement work during the months of October, November or December of any year and Landlord shall notify Tenant at least thirty (30) days prior to commencement of the abatement work, unless the governmental authority requiring the abatement work requires the abatement work to be performed in October, November or December or sooner than thirty (30) days from the time Landlord is required by such governmental body to perform such work.

             Unless  agreed in  writing by any  Mortgagee,  the  obligations  of
Landlord set forth in this Section 17.21 shall not be binding upon any person acquiring the interest of Landlord as a result of any foreclosure or any other action or proceeding instituted under or in connection with the mortgage held by such Mortgagee. The Rent abatement provided in the preceding paragraph shall constitute Landlord's sole obligations with respect to asbestos or asbestos-containing material at the Shopping Center and Tenant's sole and exclusive remedy therefor and, except for any claims resulting from the negligence of any of the Landlord Related Parties, Tenant hereby waives any and all claims Tenant may now or hereafter have based upon any inconvenience, interruption of Tenant's business or any other loss, cost, damage, claim or expense which may be suffered or incurred as a result of the presence of asbestos or asbestos-containing materials within the Leased Premises or the removal or abatement of the same.

             At all  times  during  the Term of this  Lease and  except  for the abatement  work  described  above,  Tenant  shall  comply  with and  conform its activities to (i) all applicable Laws respecting the handling of asbestos-containing materials or performing of routine maintenance activities in the vicinity of asbestos-containing materials and (ii) any asbestos operation and maintenance program initiated by Landlord. Tenant's obligations under this
Section 17.21 shall survive the expiration of the Term of this Lease whether by lapse of time or otherwise.

SECTION 17.22. PROPOSED REDEVELOPMENT. Tenant acknowledges that as of the date hereof, Landlord has commenced a general redevelopment of the Shopping Center or a portion thereof (the "Redevelopment"). Notwithstanding anything to the contrary contained in this Lease, Tenant further acknowledges that if Landlord determines, in its sole and absolute discretion, to perform all or any portion of such proposed Redevelopment, the exact location, configuration and size of the Shopping Center, the Satellite Store Space, any and all Department, Variety and Specialty Stores and the Common Areas shall be subject to change and/or adjustment. During the Redevelopment, barricades and other obstacles may be placed in and around the Shopping Center and/or the Leased Premises and the Redevelopment work may temporarily affect access to or visibility of the Leased Premises, provided that Landlord shall use reasonable efforts to perform the Redevelopment with as little interference to Tenant's business in the Leased Premises as is possible under the circumstances. If the Redevelopment work requires minor reductions in the size of the Leased Premises as a result of columns, shafts or other installations, Tenant hereby consents to such work and to such minor reduction and agrees to temporarily close for business at the Leased Premises if requested to do so in writing by Landlord in order to facilitate such Redevelopment work; provided, however, that commencing on the date that Tenant closes at Landlord's request all Rent shall abate until the earlier to occur of (i) the date Landlord notifies Tenant that Tenant may reopen Tenant's business in the Leased Premises and (ii) the reopening of Tenant's business in the Leased Premises. Subject to the provisions of this Section 17.22, Tenant shall have no approval rights whatsoever with respect to the proposed Redevelopment, the plans and specifications therefor or the construction thereof. Nothing contained in this Section 17.22 shall be deemed to be a representation or warranty of any kind whatsoever that Landlord shall perform all or any portion of the Redevelopment.

SECTION 17.23.        CONTINGENCY. INTENTIONALLY OMITTED.

SECTION 17.24.        OPTION TO TERMINATE.   INTENTIONALLY OMITTED

SECTION 17.25. COMPETITION.

             A. To the extent  Landlord  is not  prohibited  by any  existing or future Law, and provided Tenant is not In default under this Lease, Landlord covenants not to enter into a lease agreement for space at the Enclosed Mall portion of the Shopping Center with a Competitor (as hereinafter defined) for a term scheduled to commence during the Term of this Lease. If Landlord enters into a lease for space in the Enclosed Mall portion of the Shopping Center with a Competitor for a term that commences during the Term of this Lease, and Tenant is not in default under this Lease, then, as Tenant's sole remedy therefor, in lieu of the Minimum Rent and Percentage Rent provided in Sections 1.1(E) and 1.1(F), respectively, of this Lease, commencing on the date of the opening for business of such Competitor, Tenant shall pay to Landlord substitute rent ("Substitute Rent") equal to five percent (5%) of Gross Sales (as defined in
Section 5.4) per annum until such time as (i) the  Competitor  closes its store;
(ii) the Competitor's lease terminates; (iii) that Competitor's primary use is no longer a use specified in clauses (a), (b) or (c) of Section 17.25(B) below;
(iv) tenant's primary use is no longer the Subject Primary Use (as hereinafter defined); or (v) the Competitor's primary use is the use specified in clause (c) of Section 17.25(B), but the third (3rd) Lease Year has ended and a Non-Traditional Mexican Restaurant (as hereinafter defined) is no longer deemed to be a Competitor for purposes of this Section 17.25, at which time the Substitute Rent Period shall end and Tenant shall again pay to Landlord Minimum Rent and Percentage Rent as provided in Sections 1.1(E) and 1.1(F), respectively, of this Lease. Notwithstanding anything to the contrary contained herein, for the sole purpose of calculating Percentage Rent due for the Lease Year[s] and/or Partial Lease Year[s] in which the Substitute Rent Period begins and ends; if such period does not begin on the first day of the Lease Year (or Partial Lease Year) and/or end on the last day of the Lease Year (or Partial Lease Year), such Lease Year or Partial Lease Year (as the case may be) shall be treated as a Partial Lease Year and the applicable Breakpoint shall be prorated for a Partial Lease Year as provided In Section 1.1 (F). Any time during the Term when Tenant is entitled to pay Substitute Rent to Landlord is hereinafter referred to a "Substitute Rent Period."

             Substitute Rent shall be paid to Landlord commencing on the twentieth (20th) day of the month immediately following the month in which the Substitute Rent Period began, and on the twentieth (20th) day of each month thereafter until the end of such Substitute Rent Period, provided that Substitute Rent for the last month of such Substitute Rent Period shall be payable on the twentieth (20th) day of the month immediately following the month in which such Substitute Rent Period ended. During any Substitute Rent Period, Tenant shall remain obligated to provide statements of Gross Sales as provided in Section 5.6 of this Lease, but substituting the words "Substitute Rent" whenever the words "Percentage Rent" appear in said Sections 5.5 and 5.6 of this Lease.

             B. For purposes of this Section 17.25, a "Competitor" shall mean any Satellite Store Space tenant located within the Enclosed Mall portion of the Shopping Center (i) whose lease or other agreement with Landlord (collectively an "Occupancy Agreement") is dated on or after the date of this Lease and (ii) whose primary use is the operation of: (a) a full service sit-down Mexican restaurant (the "Subject Primary Use"), (b) a fast food Mexican restaurant (i.e., Taco Bell, Taco Viva), or (c) a fast food restaurant serving primarily Mexican-inspired cuisine (such as, for example, burritos, tacos, quesadillas) (the "Non-Traditional Mexican Restaurant"). For purposes of this Section 17.25(B), a menu item shall be deemed to be Mexican-inspired cuisine (as opposed to Mexican cuisine) if the filling is not traditional Mexican filling or such filling is prepared together with other items or ingredients that are not typically used in traditional Mexican cuisine. Competitor shall not in any event include: (aa) a tenant open for business on the date of this Lease or any assignee or sublessee of any such tenant or any renewal or extension of the Occupancy Agreement of such tenant, or (bb) a tenant whose Occupancy Agreement is dated prior to the date of this Lease or any assignee or sublessee of any such tenant or any renewal or extension of the Occupancy Agreement of such tenant, (cc) a tenant who has been permitted to assume an Occupancy Agreement or otherwise operate its business in the Shopping Center based upon or as a result of a bankruptcy, insolvency or similar action, or (dd) any Department, Variety or Specialty Store. Notwithstanding anything to the contrary contained herein, commencing on the first day of the fourth (4th) Lease Year, a Non-Traditional Mexican Restaurant shall no longer be included in the definition of Competitor and shall not be deemed a Competitor for purposes of this Section 17.25.

             C. In the event the Substitute  Rent Period granted in this Section
17.25 continues uninterrupted for a period of twelve (12) consecutive months, Tenant may, by written notice give to Landlord within thirty (30) days after the end of such twelve (12) month Period, terminate this Lease. In the event Tenant gives such notice to terminate to Landlord within such thirty day (30) period, this Lease shall terminate on the one hundred- eightieth (180th) day after such notice to terminate is received by Landlord with the same force and effect as if this Lease by its terms expired on such date. Tenant's right to terminate this Lease as provided in this paragraph shall be automatically and irrevocably waived unless such written notice to terminate is given by Tenant to Landlord within such thirty (30) day period.

             D. Tenant shall indemnity, defend and hold Landlord harmless against and from all liabilities, obligations, damages, penalties, claims, costs, charges and expenses, including without limitation, reasonable attorney's fees, which may be imposed upon, incurred by, or asserted against Landlord arising, directly or indirectly, out of or in connection with the terms of this
Section 17.25. In case any action or proceeding is brought against Landlord by reason of the foregoing, Tenant shall, at Tenant's sole cost and expense, resist or defend such action or proceeding with counsel approved by Landlord.

SECTION 17.26.        TERMINATION OF PRIOR LEASE.

             A. Tenant is currently occupying the Original Leased Premises under a certain lease between U.S.I.F. Wynnewood Corporation, as predecessor-in-interest to Landlord, and Tenant, dated March 10, 1975 as amended by that certain Letter Agreement dated September 10, 1975, that certain Letter Agreement dated September 11, 1975, that certain Letter Agreement dated August 22, 1977, that certain Lease Modification Agreement dated September 1, 1977 and that certain Amendment to Lease dated January 1, 1990 (the "Second Amendment") (collectively, the "Prior Lease"). Effective as of the Possession Date of this Lease, the Prior Lease is terminated and Landlord shall be released from its obligations arising from or connected with the provisions of the Prior Lease provided that Landlord shall satisfy, perform and fulfill all covenants and obligations under the Prior Lease applicable to the period up to and including the Possession Date of this Lease. Effective as of the Possession Date of this Lease, Tenant shall be released from its obligations arising from or connected with the provisions of the Prior Lease provided that Tenant shall satisfy, perform and fulfill all covenants and obligations under the Prior Lease applicable to the period prior to and including the Procession Date of this Lease.

             B. Tenant represents and warrants that it is the rightful owner of all the tenant's interest in the Prior Lease, that Tenant has not made any disposition, assignment, sublease or conveyance of the Prior Lease or Tenant's interest therein, that Tenant has no knowledge of any fact or circumstance which would give rise to any claim, demand, action or cause of action arising out of or in connection with Tenant's occupancy of the Leased Premises under the Prior Lease, and that no other person or entity has an interest in the Prior Lease, collateral or otherwise. The representation and warranty set fourth in this
Section 17.26(B) shall be deemed to be remade in full by Tenant as of the Possession Date of this Lease.

             C. Notwithstanding anything contained in this Section to the contrary, Tenant shall indemnity, defend (with counsel approved by Landlord) and hold Landlord harmless from and against any and all liabilities, obligations, damages, penalties, claims, costs, charges and expenses (including without limitation attorneys' fees) which may be imposed upon, incurred by, or asserted against Landlord and arising, directly or indirectly, out of or in connection with the use, nonuse, possession, occupancy, condition, operation, maintenance or management of the Original Leased Premises or any part thereof prior to and including the Possession Date of this Lease, any act or omission of Tenant or any of its assignees, concessionaires, agents, contractors, employees or invitees, any injury or damage to any person or property occurring in, on or about the Original Leased Premises or any part thereof prior to and including the Possession Date of this Lease, or any failure on the part of Tenant to perform or comply with any of the covenants, agreements, terms or conditions contained in the Prior Lease to be observed or performed by Tenant.

             D. Notwithstanding anything in this Section 17.26 to the contrary, for and in consideration of the early termination of the Prior Lease, and not as a penalty, the obligation of Tenant under the Prior Lease to pay all Continuing Rent (as herein defined) shall survive the termination of the Prior Lease and notwithstanding that the Prior Lease has been terminated and Tenant has no further rights under the Prior Lease, the Continuing Rent shall be paid at the times, in the manner and otherwise in accordance with the terms of the Prior Lease as if the same had not been terminated pursuant hereto. For purposes of this Section 17.26 only, the term "Continuing Rent" shall mean Minimum Rent, Percentage Rent, Tenant's pro rata share of real estate taxes (as defined in Section 2.3 of the Prior Lease), Enclosed Mall Expense (as defined in Section
2.4 of the Prior Lease), Parking Area Expense (as defined in Section 2.4 of the Prior Lease), Marketing Fund dues (as defined in Section 2.5 of the Prior Lease [as modified by Paragraph 2 of the Second Amendment]), Tenant's Promotional and Advertising Contribution (as defined in Paragraph 1 of the Second Amendment), Tenant's proportionate share of Landlord's insurance premiums (as defined in Section 6.1(D)(2) of the Prior Lease), utility charges (as defined in Section
2.6 of the Prior Lease), if any, and any and all payments and charges which Tenant would have been required to pay under the Prior Lease it the Prior Lease were still in full force and effect for the period commencing on the Possession Date and continuing through and including the day that Is one (1) day prior to the Rent Commencement Date.

             E. During the Construction Period, pursuant to Section 9.3(F) above, Tenant shall continue to pay all Continuing Rent due pursuant to the terms of Section 17.26(D) above; provided, however, for purposes of calculating the Percentage Rent portion of the Continuing Rent due for the calendar year or partial calendar year in which Tenant so closes, the Minimum Rent due for such calendar year or partial calendar year shall be deemed to be the total Minimum Rent due for such calendar year or partial calendar year decreased by an amount equal to such total annual Minimum Rent multiplied by a fraction, the numerator of which is the number of days Tenant is not open for business in the Original Leased Premises in accordance with Section 9.3(F) of this Lease and the denominator of which is three hundred sixty-five (365) (or the number of days in such partial calendar year [whichever is applicable]). Notwithstanding anything to the contrary contained herein, the provisions of the foregoing sentence shall In no event reduce or abate, in any manner, Tenant's obligation to pay the full Minimum Rent portion of the Continuing Rent as required herein.

SECTION 17.27.        DESIGNATED OUTDOOR SEATING AREA.   Landlord hereby agrees
 that Tenant may use
that portion of the sidewalk located immediately adjacent to the exterior of the Leased Premises fronting the parking area of the Shopping Center, as more fully indicated on Exhibit A-4 attached hereto and made a part hereof, as an additional seating area (the "Designated Outdoor Seating Area") consisting of tables, chairs and trash receptacles, furnished by Tenant at its sole cost and expense (collectively, the "Designated Outdoor Area Furniture"), in a manner approved by Landlord and in accordance with all applicable Laws, provided that:
(a) the exact location of such Designated Outdoor Seating Area is depicted on Tenant's final plans and specifications for the initial Tenant Improvements and approved by both Landlord and all applicable governmental and/or quasi-governmental authorities; (b) the Designated Outdoor Area Furniture, including, without limitation, the color, design, material, finish, method of installation, size and the exact location of the Designated Outdoor Area Furniture shall be depicted on Tenant's final plans and specifications for the initial Tenant Improvements and approved by Landlord and all applicable governmental and/or quasi-governmental authorities; (c) Tenant uses such Designated Outdoor Seating Area for the sole purpose of providing seating to patrons purchasing beverages and/or food described in
Section 1.1(1) hereof from the Leased Premises; (d) such Designated Outdoor Seating Area is operated only during Normal Mall Hours, (e) Tenant installs no more than four (4) tables and sixteen (16) chairs in such Designated Outdoor Seating Area; and (f) Tenant installs at least two (2) trash receptacles in such Designated Outdoor Seating Area. The square footage of the Designated Outdoor Seating Area shall be included within the definition of the Leased Premises for all purposes of this Lease, provided that the square footage of the Designated Outdoor Seating Area shall not be included within the definition of the Leased Premises for the purpose of calculating any time of Rent.

             Tenant shall be responsible for busing the Designated Outdoor Seating Area which shall include, without limitation, wiping of table tops and chairs, depositing trash in and removing trash from the receptacles in the Designated Outdoor Seating Area, spot cleaning of the sidewalk as necessary in the event of customer spills, all Designated Outdoor Area Furniture Work (as hereinafter defined), and all costs associated therewith. In the event Tenant does not perform the foregoing responsibilities to the satisfaction of either
Landlord or the Burrough of Eatontown, New Jersey, or if any applicable governmental or quasi-governmental authority revokes its license and/or permits for such Designated Outdoor Seating Area, Landlord shall have the right to either: (aa) perform such Tenant responsibilities and bill Tenant for Landlord's costs therefor; or (bb) terminate, upon ten (10) days written notice to Tenant (or such shorter period as such authority shall require), Tenant's right to use the Designated Outdoor Seating Area. If Landlord terminates Tenant's right to use the Designated Outdoor Seating Area, Tenant shall cease operation of such Designated Outdoor Seating Area and shall remove all of the Designated Outdoor Area Furniture on or before the tenth (10th) day following Tenant's receipt of said notice (or such shorter period as such authority shall require) and shall restore the Designated Outdoor Seating Area to the same condition as existed prior to the installation of such Designated Outdoor Seating Area Furniture.

             Notwithstanding   the   foregoing,   if  at  any  time   after  the
Commencement Date, Landlord, in its reasonable business judgment, determines that all or any portion of the Designated Outdoor Area Furniture requires repair or replacing (such repair or replacement is collectively referred to herein as the "Designated Outdoor Area Furniture Work"), Tenant shall perform such Designated Outdoor Area Furniture Work at its sole cost and expense. In the event Tenant replaces all or any portion of the Designated Outdoor Area Furniture, the design, quantity and color of the same shall be approved by Landlord.

                                                 FIRST AMENDMENT TO LEASE

             This First Amendment to Lease ("Amendment") is made as of this __________ day of __________, 199__ by and between Equity Properties and Development Limited Partnership, an Illinois limited partnership, as Agent for owner ("Landlord"), and Chefs International, Inc., a Delaware corporation, d/b/a/ Garcia's ("Tenant").

                                                        WITNESSETH:

             WHEREAS, Landlord and Tenant entered into that certain lease dated November 29, 1995 (the lease, together with all written modifications thereto, is referred to herein as the "Lease") for certain premises (the "Leased Premises") more particularly described in the Lease in a shopping center known as Monmouth Mall (the "Shopping Center"), located in Eatontown, New Jersey; and

             WHEREAS, the parties hereto are desirous of amending the Lease in accordance with the terms hereof.

             NOW, THEREFORE, in consideration of the Leased Promises and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Landlord and Tenant agree that the Lease is amended, as follows:

             1 .   LEASED PREMISES.  Effective as of the date hereof
 (the "Effective Date"), Sections 1.1(A)(ii) and (iii) of the Lease shall be deleted in their entireties and the following inserted in lieu thereof:

                   "(ii) Expansion Space: the "cross-hatched" space indicated on the lease plan attached as Exhibit A-2 and containing a total floor space of approximately 1,401 square feet.

                   (iii) New Leased Promises: the "cross-hatched" space indicated on the lease plan attached as Exhibit A and containing a total floor space of approximately 4,371 square feet, comprised of both the Original Leased Premises (less the Recapture
Area) and the Expansion Space."

             2.    MINIMUM RENT.  Effective as of the Effective Date,
 Section 1.1(E) of the Lease shall be deleted in its entirety and the following inserted in lieu thereof

                   E.   Minimum Rent:

                   (i) Commencing on the Rent Commencement Date and continuing through the last day of the fifth (5th) Lease
Year (the "First Period"): One Hundred Nine Thousand Two Hundred Seventy-Five Dollars ($109,275.00) per annum; and

                   (ii) Commencing on the first day of the sixth (6th) Lease Year and continuing through the last day of the twelfth
(12th) Lease Year (the "Second Period"'). One Hundred Eighteen Thousand Seventeen Dollars ($118,017.00) per annum."

             3.    PERCENTAGE RENT.  Effective as of the Effective Date,
 Section 1.1(F) of the Lease shall be deleted in its entiretly and the following inserted in lieu thereof

                   F. Percentage Rent: An amount equal to (1) for each Lease Year (a) Gross Sales (as defined in Section 5.4 below) in excess of (i) Two Million One Hundred Eighty-Five Thousand Five Hundred Dollars ($2,185,500.00) during the First Period; and (ii) Two Million Three Hundred Sixty Thousand Three Hundred Forty Dollars ($2,360,340.00) during the Second Period multiplied by (b) five percent (5%) (the amounts set forth in (i) and (ii) above shall each be referred to individually as the "Full Year Breakpoint" for the Lease Year in question) and (2) for any Partial Lease Year (as defined in Section 1.2(J) below), the amount of Gross Sales in excess of the amount arrived at by multiplying the Full Year Breakpoint, for the appropriate, Lease Year, by a fraction, the numerator of which shall be the number of days in the Partial Lease Year and the denominator of which shall be three hundred sixty-five (365) (the "Partial Year Breakpoint") multiplied by five percent (5%); provided that, if at any time during any Lease Year or Partial Lease Year Tenant is not open for business, then the Full Year Breakpoint or Partial Year Breakpoint for such Full Lease Year or Partial Lease Year, as the case may be, shall be decreased by an amount equal to such breakpoint multiplied by a fraction, the numerator of which shall be the number of days in such Lease Year or Partial Lease Year that Tenant is not open for business and the denominator of which shall be three hundred sixty-five (365), or the number of days in such Partial Lease Year, whichever is applicable,"

             4.    POSSESSION DATE.  Effective as of the Effective Date,
 Section 1.1(M) of the Lease shall be deleted in its entirety and the following inserted in lieu thereof;

             "M    Possession Date:  Tenant is currently in possession of the
Original Leased Premises pursuant to the provisions of the Prior Lease (as defined in Section 17.26 of this Lease). Tender of possession of the Expansion Space shall be deemed to have been tendered and accepted on January 4, 1996."

             5.    RENT ABATEMENT.  Effective as of the Effective Date,
 Section 9.3(F) of the Lease shall be deleted in its entirety and the following inserted in lieu thereof;

             "F. Landlord acknowledges that as of the Possession Date Tenant is open for business in the Original Leased Premises. Notwithstanding anything to the contrary contained herein, in order to facilitate performance of the initial Tenant Improvements, Tenant shall have the right to close for business to the public in the Original Leased Premises for a period which shall not exceed ninety (90) days (the "Permitted Closure") during the Construction Period (as hereinafter defined). Notwithstanding anything to the contrary contained in
Section 17.26 below, during the Construction Period in the event Tenant (i) is in possession of the Expansion Space and is closed for business to the public in the Leased Premises, Tenant shall not be obligated to pay the Continuing Rent (as defined in Section 17.26 below) pursuant to the terms of Section 17.26 below, provided, however, Tenant shall be required to pay any and all Utility Charges for the Leased Premises when the same become due. The term "Construction Period" as used herein shall be deemed to be the period of time commencing on the date that Tenant commences construction of the initial Tenant Improvements (the "Start Date") and ending on the earlier to occur of (i) the date that is ninety (90) days after the Possession Date, and (ii) the date the initial Tenant Improvements in the Leased Premises are substantially complete."

             6. TERMINATION OF PRIOR LEASE. Effective as of the Effective Date, Section 17.26(A) of the
Lease shall be deleted in its entirety and the following inserted in lieu thereof

             "SECTION 17.26. TERMINATION OF PRIOR LEASE.

             A. Tenant is currently occupying the Original Leased Premises under a certain lease between U.S.I.F. Wynnewood Corporation, as predecessor-in-interest to Landlord, and Tenant, dated March 10, 1975 as amended by that certain Letter Agreement dated September 10, 1975, that certain Letter Agreement dated September 11, 1975, that certain Letter Agreement dated August 22, 1977, that certain Lease Modification Agreement dated September 1, 1977 and that certain Amendment to Lease dated January 1, 1990 (the "Second Amendment") (collectively, the "Prior Lease"). Effective as of 11:59 P.M. of December 31, 1995 (the "Prior Lease Termination Date"), the Prior Lease is terminated and Landlord shall be released from its obligation arising from or connected with the provisions of the Prior Lease provided that Landlord shall satisfy, perform and fulfill all covenants and obligations under the Prior Lease applicable to the period up to and including the Prior Lease Termination Date, Effective as of the Proper Lease Termination Date, Tenant shall be released from its obligations arising from or connected with the provisions of the Prior Lease provided that Tenant shall satisfy, perform and fulfill all covenants and obligations under the Prior Lease applicable to the period prior to and including the Prior Lease Termination Date.

             B. Tenant represents and warrants that it is the rightful owner of all the tenants interest in the Prior Lease, that Tenant has not made any disposition, assignment, sublease or conveyance of the Prior Lease or
Tenant'sinterest therein, that Tenant has no knowledge of any fact or circumstance which would give rise to any claim, demand, action or cause of action arising out of or in connection with Tenant's occupancy of the Leased Premises under the Prior Lease, and that no other person or entity has an interest in the Prior Lease, collateral or otherwise. The representation and warranty set forth in this Section 17.26(B) shall be deemed to be remade in full by Tenant as of the Prior Lease Termination Date.

             C. Notwithstanding anything contained in this Section to the contrary, Tenant shall indemnify, defend (with counsel approved by Landlord) and hold Landlord harmless from and against any and all liabilities, obligations, damages, penalties, claims, costs, charges and expenses (including without limitation attorneys' fees) which may be imposed upon, incurred by, or asserted against Landlord and arising, directly or indirectly, out of or in connection with the use, nonuse, possession, occupancy, condition, operation, maintenance or management of the Original Leased Premises or any part thereof prior to and including the Prior Lease Termination Date, any act or omission of Tenant or any of its assignees, concessionaires, agents, contractors, employees or investees, any injury or damage to any person or property occurring in, on or about the Original Leased Premises or any part thereof prior to and including the Prior Lease Termination Date, or any failure on the part of Tenant to perform or comply with any of the covenants, agreements, terms or conditions contained in the Prior Lease to be observed or performed by Tenant.

             D. Subject to the provisions contained in Section 9.3(F) above and notwithstanding anything in this Section 17.25 to the contrary, for and in consideration of the early termination of the Prior Lease, and not as a penalty, the obligation of Tenant under the Prior Lease to pay all Continuing Rent (as herein defined) shall survive the termination of the Prior Lease and notwithstanding that the Prior Lease has been terminated and Tenant has no further fights under the Prior Lease, the Continuing Rent shall be paid at the times, in the manner and otherwise in accordance with the terms of the Prior Lease as if the same had not been terminated pursuant hereto. For purposes of this Section 17.26 only, the term "Continuing Rent" shall mean Minimum Rent, Percentage Rent, Tenant's pro rata share of real estate taxes (as defined in Section 2.3 of the Prior Lease), Enclosed Mall Expense (as defined in Section
2.4 of the Prior Lease), Parting Area Expense (as defined in Section 2.4 of the Prior Lease), Marketing Fund dues (as defined in Section 2.5 of the Prior Lease [as modified by Paragraph 2 of the Second Amendment]), Tenant's Promotional and Advertising Contribution (as defined in Paragraph 1 of the Second Amendment) and Tenant's proportionate share of Landlord's insurance premiums (as defined in Section 6.1(D)(2) of the Prior Lease) as if the Prior Lease were still in full force and effect for the period commencing on the Prior Lease Termination Date and continuing through and including the day that is one (1) day prior to the Rent Commencement Date. Notwithstanding anything to the contrary contained herein, and although not contained in the definition of Continuing Rent, Tenant shall also be required to continue to pay all utility charges (as defined in Section 2.6 of the Prior Lease), if any, supplied to the Leased Premises, however supplied when the same become due.

             E. Subject to the provisions contained in Section 9.3(F) above, during the Construction Period, Tenant shall continue to pay all Continuing Rent due pursuant to the terms of Section 17.26(D) above, provided, however, for purposes of calculating the Percentage Rent portion of the Continuing Rent due for the calendar year or partial calendar year in which Tenant so closes, the Minimum Rent due for such calendar year or partial calendar year shall be deemed to be the total Minimum Rent due for such calendar year or partial calendar year decreased by an amount equal to such total annual Minimum Rent multiplied by a fraction, the numerator of which is the number of days Tenant is not open for business in the Original Leased Premises in accordance with Section 9.3(F) of this Lease and the denominator of which is three hundred sixty-five (365) (or the number of days in such partial calendar year [whichever is applicable]). Notwithstanding anything to the contrary contained herein, the provisions of the foregoing sentence shall in no event reduce or abate, in any manner, Tenants obligation to pay the full Minimum Rent portion of the Continuing Rent as required herein."

             7. EXHIBITS. Effective as of the Effective Date, Exhibit A attached hereto shall be substituted for the Exhibit A attached to the Lease and all references to Exhibit A in the Lease shall be deemed to be a reference to the Exhibit A attached hereto. Effective as of the Effective Date, Exhibit A-2 attached hereto shall be substituted for the Exhibit A-2 attached to the Lease and all references to Exhibit A-2 in the Lease shall be deemed to be a reference to the Exhibit A-2 attached hereto.

             8. DELETED SECTIONS., Notwithstanding the deletion of certain section of the Lease pursuant to this Amendment, or anything to the contrary contained in this Amendment, such deleted sections shall control and the provisions of those sections deleted shall remain in full force and effect with respect to obligations accruing prior to the effective date of any such deletion pursuant to this Amendment.

             9. DEFINITIONS. For purposes of this Amendment the term "owner" shall mean the person(s) or entity(ies) that holds legal title (whether fee or leasehold) to the Shopping Center or the portion thereof in which the Leased Premises are located. The terms "owner" and "Landlord" have the same meaning for purposes of this Amendment and may be used interchangeably. Any other term which is capitalized, but not defined in this Amendment, which is capitalized and defined in the Lease shall have the same meaning for purposes of this Amendment as it has for purposes of the Lease.

             10. CONFLICT OF PROVISIONS. In the event of any conflict between the Lease and this Amendment, the terms, conditions and provisions of the latter shall govern. However, except as herein expressly amended, all of the terms, covenants, conditions and provisions of the Lease shall continue in full force and effect.

             IN WITNESS WHEREOF, the parties have hereunder set their hands and seals as of the day and year first above written.

Signed and acknowledged in the                               LANDLORD:
presence of:

                      EQUITY PROPERTIES AND DEVELOPMENT LIMITED
                      PARTNERSHIP, an Illinois limited partnership, as agent for
                       Landlord

                            by    SC MANAGEMENT, INC., an Illinois Corporation
                                  Its: General Partner


________________              _________________________________________
                              Name:Sanford Shkolnik
________________                                             Title:Chairman

                                                             TENANT:

                              CHEFS INTERNATIONAL, INC., a Delaware Corporation

                             By:_________________________________________
                                    Name:   Anthony C. Papalia
                                      Title:  President

STATE OF ILLINOIS           )
                            ) SS
COUNTY OF COOK              )

             BE IT REMEMBERED, that on the __________ day of _______, 19____., before me, a Notary Public in and for said County, personally appeared EQUITY PROPERTIES AND DEVELOPMENT LIMITED PARTNERSHIP, an Illinois limited partnership, as agent for the LANDLORD in the foregoing Amendment by SC Management, Inc., an Illinois corporation, by Sanford Shkolnik, its Chairman, who acknowledged that the signing thereof was the duly authorized act and deed of said corporation on behalf of said limited partnership as agent as aforesaid for the uses and purposes therein mentioned.

             IN TESTIMONY WHEREOF, I have hereunto set my hand and affixed my official seal on the day and year first above written.
                                              ---------------------------------
                                  Notary Public
My Commission Expires:

- - -------------------

STATE OF _____________            )
                                  ) SS
COUNTY OF ___________             )

    BE IT REMEMBERED, that on the ___________ day of __________ , 1996, before me, a Notary Public in and for said County personally appeared Chefs International, Inc., a Delaware corporation ____________________, its
_______________ President, the TENANT in the foregoing Amendment, who acknowledged that the signing thereof was the duly authorized act and deed of said corporation and his free and voluntary act and deed as said officer for the uses and purposes therein mentioned.

    IN TESTIMONY WHEREOF, I have hereunto hand and affixed my official seal on the day and year first above written.
                                          -------------------------------------
                                  Notary Public

My Commission Expires:

- - --------------------

                                                       Exhibit 10.4

                                 Amendment No. 1 dated as of October 30, 1995
                                              to Employment Agreement between
                                           Mr. Cookier Face and Frank Koenemund

                                                      AMENDMENT NO. 1

                                                            TO

                                                   EMPLOYMENT AGREEMENT


             AMENDMENT NO. 1 dated as of October 30, 1995 to an EMPLOYMENT AGREEMENT (the "Agreement") entered into as of June 30, 1993 between MISTER COOKIE FACE, INC, ("Employer") and FRANK KOENEMUND ("Employee").

                                                        WITNESSETH

             WHEREAS the parties executed the Agreement as of June 30, 1993 providing for employment by the Employer of the Employee as President and Chief Executive Officer of Employer through January 31, 1998 at an annual salary of $100,000; and

             WHEREAS the parties hereby agree to amend the Agreement to extend the term thereof to January 31, 2001 and to increase the annual salary (commencing October 30, 1995) to $150,000;

             NOW, THEREFORE, in consideration of the mutual covenants herein contained and intending to be legally bound hereby, the parties hereto agree as follows:

             1. Employment Term. The first sentence of Section 2 of the Agreement is hereby modified to provide that the Agreement shall terminate on January 31, 2001 (or such other date as shall coincide with the last day of Chefs International, Inc.'s 2001 fiscal year).

             2. Salary. The first sentence of Section 4 (a) of the Agreement is hereby modified to provide that commencing October 30, 1995 until termination of the Agreement, the Employer shall pay Employee a salary at the annual rate of $150,000, less withholding.

             3. Other Provisions. Except as specifically amended above, the parties hereto hereby reaffirm each provision of the Agreement as of the date hereof.

             IN WITNESS WHEREOF, the undersigned have each duly executed this Agreement as of the date first above written.

                                                         EMPLOYER:

                                                       MISTER COOKIE FACE, INC.

                                        By_____________________________________
                                               Anthony Papalia, Vice President
                                                         EMPLOYEE:
                                          -------------------------------------
                                                    Frank "Doc" Koenemund

                                                       Exhibit 10.5

                                       Term Loan and Revolving Credit Agreement
                                            dated January 19, 1996 between the
                                           Company and First Union National Bank

                                   TERM LOAN AND REVOLVING CREDIT AGREEMENT (NJ)



THIS TERM LOAN AND REVOLVING CREDIT AGREEMENT (together with all exhibits hereto and any amendments and modifications hereto in effect from time to time, the "Agreement") is made this 19th day of January, 1996, by and between FIRST UNION NATIONAL BANK (the "Bank") and CHEFS INTERNATIONAL, INC. (the "Borrower").

NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged and intending to be legally bound hereby, the Bank and the Borrower agree as follows:

A.= Credit Accommodations.   Subject to the terms and conditions hereinafter
 set   forth, the Bank
           agrees to extend to the Borrower the following credit accommodations:

             1. Term Loan A. The Bank shall make a term loan ("Term Loan A") to the Borrower in the amount of Six Hundred Twenty Five Thousand Dollars ($625,000.00) on the date hereof. Term Loan A shall be evidenced by a Term Note in the form provided the Borrower by the Bank (together with any attachments thereto and amendments and modifications thereof in effect from time to time, "Term Note A"). Term Note A will bear interest at the rate and will be repaid as set forth in Term Note A.

             2. Term Loan B. The Bank shall make a term loan ("Term Loan B") to the Borrower in the amount of One Million Dollars
                 ($1,000,000.00) on the date hereof. Term Loan B shall be evidenced by a Term Note in the form provided the Borrower by the Bank (together with any attachments thereto and amendments and modifications thereof in effect from time to time, "Term Note B" and together with Term Note A, the "Term Notes"), Term Note B will bear interest at the rate and will be repaid as set forth in Term Note B.

             3.  Revolver.

                 a. Revolver. The Bank shall extend a revolving credit facility (the "Revolver") to the Borrower, expiring on May 31, 1997 (the "Expiration Date"), under which the Bank, subject to the following terms and conditions, will make advances (each a "Revolving Credit Loan") to the Borrower from time to time and the Borrower may borrow, repay, and reborrow such amounts up to the Maximum Principal Amount. Amounts outstanding under the Revolver shall be evidenced by a Revolving Credit Note in the form provided the Borrower by the Bank (together with any attachments thereto and amendments or modifications thereof in effect from time to time, the "Revolving Credit Note").

                 b.     Maximum Principal Amount.   The maximum aggregate
                       principal amount of advances
                 to be outstanding at any time hereunder shall be One Million Dollars ($1,000,000.00).

                 c.     Payment Terms.   Each Revolving Credit Loan will bear
                   interest at the rate and will
                 be repaid as set forth in Revolving Credit Note.

                 d. Notice of Borrowing. The Borrower shall give the Bank (i) written notice of the amount and date of each advance requested under the Revolver no later than 11:00 a.m. three Working Days (as defined below) prior to the date of such proposed advance, in the form of the "Notice of Borrowing Under Revolving Credit" attached to the Revolving Credit Note as Exhibit A, or, (ii) if the Bank permits, in its sole and absolute discretion, an oral request of the amount and date of each proposed advance, provided such oral request is confirmed promptly after the oral request by such written Notice of Borrowing Under Revolving Credit. No LIBOR Loan may be continued as such when any Event of Default or event which, with the giving of notice, or the passage of time, or both, would become an Event of Default has occurred and is continuing, but shall be automatically converted to the Prime Rate on the last day of the Interest Period applicable thereto for the remainder of the term of the Revolver. Each advance shall be in an amount equal to Ten Thousand Dollars ($1,000,000.00) or any whole multiple thereof, provided, however, that the outstanding principal balance under the Revolver shall not exceed, at any time, the Maximum Principal Amount.

                 e.     Computation.   Interest and any fees or compensation
                  based
                  upon a per annum rate
                 shall be calculated on the basis of a 360 day year for the actual number of days elapsed.

                 f. Reduction of Commitment. The Borrower shall have the right, upon not less than ten (10) Business Days prior written notice to the Bank, to terminate all or part of the unused portion of the commitment under the Revolver. Any partial reduction of such unused commitment shall be in an amount equal to One Hundred Thousand Dollars ($100,000.00) or any whole multiple thereof.

                 g. No Novation of Existing Notes. A portion of Term Loan A (approximately $275,000) will be used to consolidate certain existing debt from the Borrower to the Bank as evidenced by that certain Long Term Installment Note, dated November 21, 1994, in the original principal amount of $150,000 from the Borrower to First Fidelity Bank, N.A., now known as the Bank, and that certain Commercial Loan Note, dated January 17, 1991, in the original principal amount of $425,000 from the Borrower to First National Bank of Toms River, N.J., predecessor in interest to the Bank; and a portion of Term Loan B will be used to refinance certain existing indebtedness from the Borrower to the Bank as evidenced by that certain Revolving Credit Note, dated February 25, 1994, in the original principal amount of $2,000,000 from the Borrower to First Fidelity Bank, N.A., now known as the Bank; without any discharge or extinguishment of indebtedness evidenced by the notes described above, or termination of any lien or release of any collateral granted as security for the obligations thereunder. Neither this Agreement nor the Notes are intended to create a novation. From and after the date hereof, this Agreement, the Notes and the other Loan Documents shall govern the rights, powers, remedies, duties and obligations of the Borrower and the Bank with respect to the Liabilities.

B. Debiting of Account. The Borrower agrees to maintain an account (the "Account") at the Bank continuously until the Liabilities due hereunder are paid in full. The Bank may, and the Borrower authorizes the Bank to, debit the Account for the amount of any payment as and when such payment becomes due hereunder. Notwithstanding the foregoing, the Bank and any Affiliate may, and the Borrower authorizes the Bank and any Affiliate to, debit any account and/or certificate of deposit maintained by the Borrower with the Bank or any Affiliate for the amount of any payment, as and when such payment becomes due hereunder, whether such payment is for accrued interest, principal or expense, even if debiting such account results in a loss or reduction of interest to the Borrower or the imposition of a penalty applicable to the early withdrawal of time deposits. Such authorization shall not affect the Borrower's obligation to pay when due all amounts payable hereunder, whether or not there are sufficient funds in any accounts of the Borrower. The Borrower agrees to fund the Account from time to time in amounts sufficient to make the payments hereunder as and when they become due. The foregoing rights of the Bank and its Affiliates to debit the Borrower's accounts shall be in addition to, and not in limitation of, any rights of set-off which the Bank and/or any Affiliate may have hereunder or under any Loan Document.

C. Definitions. The following terms used throughout this Agreement shall have the meanings assigned below:

               1.  Affiliate.   The term "Affiliate" means First Union
 Corporation and any of its direct and
                   indirect affiliates and subsidiaries including, but not limited to, First Union National Bank.

               2.  Business Day.   The term "Business Day" means any day other
than a Saturday, Sunday,
                   or a day on which the Bank is authorized or obligated by law or executive order to be closed.

               3.  Collateral.  The term "Collateral" means any and all property of any Obligor (as defined
                below) now or hereafter in the possession, custody or control of the Bank or any Affiliate
                   including, but not limited to, any balance or share of any deposit, trust or agency account
                   and all collateral described in any and all Loan Documents
                  (as defined below), the additional
                   collateral described in Section L of this Agreement, and any other property of any Obligor
                   now or hereafter subject to a security agreement, mortgage, pledge agreement, assignment,
                   hypothecation or other document granting the Bank or any
                 Affiliate a security interest or
                   other lien or encumbrance.

             4. Consolidated. The term "Consolidated" shall mean an accounting presentation which includes any consolidated subsidiaries of the Borrower.

             5.  Dumping.   The term "Dumping" means the releasing, spilling,
                emptying, pouring, emitting,
                 dumping or otherwise discharging of any substance into the environment.

             6.  LIBOR Loan.   The term "LIBOR Loan" means a loan which bears
                  interest based upon
                 LIBOR.

             7.  GAAP.   The term "GAAP" means generally accepted accounting
                  principles in effect from
                 time to time in the United States.

             8. Liabilities. The term "Liabilities" means any and all obligations and indebtedness of every kind and description of the Borrower and/or any Obligor owing to the Bank or any Affiliate, whether or not under the Loan Documents, including, without limitation, all obligations under any swap agreements as defined in 11 U.S.C. ss.101 between the Bank and the Borrower whenever executed, and whether such debts or obligations are primary or secondary, direct or indirect, absolute or contingent, sole, joint or several, secured or unsecured, due or to become due, contractual or tortious, arising by operation of law or otherwise, or now or hereafter existing, whether incurred by the Borrower and/or any Obligor as principal, surety, endorser, guarantor, accommodation party or otherwise, including, without limitation, principal, interest, fees, including late fees and expenses, including attorneys' fees and costs and/or the allocated fees and costs of the Bank's in house legal counsel or that have been or may hereafter be contracted or incurred.

             9.  Loan Documents.   The term "Loan Documents" means all credit
                  accommodations, notes,
                 loan agreements, guaranties, security agreements, mortgages, instruments, pledge agreements,
                 assignments, acceptance agreements, commitments, facilities, reimbursement agreements and
                 any other agreements and documents, now or hereafter existing, creating, evidencing,
                 guarantying, securing or relating to any or all of the
                  Liabilities, together with all amendments,
                 modifications, renewals, or extensions thereof (but not
                   including swap agreements as defined
                 in 11 U.S. C. ss.101), between the Borrower and the Bank,
                whenever executed.

            10.  Loans.  The term "Loan" means each of the Term Loans and each
                     Revolving Credit Loan and
                 the term "Loans" means the Term Loans and the Revolving Credit
                  Loans.

            11.  Natural Resources.   The term "Natural Resources" means each
                     and all of the atmosphere,
                 air, waters, earth, land, minerals, flora, fauna, fish,
                   shellfish, wildlife, biota, and/or other
                 natural resources.

           12. Note. The term "Notes" means the Term Notes and the Revolving Credit Note.

          13.  Obligor.   The term "Obligor" means the Borrower, each and
               every member of the Borrower
                 if the Borrower is a partnership, and each and every maker, endorser, guarantor and surety
                 of or for the Liabilities.

            14. Prime Rate. The term "Prime Rate" means the rate of interest established by the Bank as its reference rate in making loans, and is not tied to any external rate of interest or index. The rate of interest charged hereunder shall change automatically and immediately as of the date of any change in the Prime Rate without notice to the Borrower.

            15. Swap Agreement. The term "Swap Agreement" means that certain ISDA Master Agreement entered into between the Borrower and the Bank, dated January 19, 1996, including the Schedule and all Confirmations (as such terms are defined in the ISDA Master Agreement).

            16. Telerate Page 3750. The term "Telerate Page 3750" means, the display designated as "Page 3750" on the Dow Jones Telerate Service (or such other page as may replace that page on that service for the purpose of displaying London interbank offered rates of major banks).

            17.  Working Day.   The term "Working Day" means any day on which
              dealings in foreign
                 currencies and exchange between banks may be carried on in New
             York City, New York.

D.          Use of Proceeds; No Purchases of Margin Stock.   The proceeds of the
               Loans will be used only
            ---------------------------------------------
            in connection with the Borrower's business for the following purposes: Term Loan,  A will be used
            to finance renovations for Garcia's Restaurant ($350,000) and consolidate existing debt
            ($275,000); Term Loan B will be used to refinance outstandings under the Bank's existing
            $2,000,000 revolving credit facility to the Borrower; the Revolver will replace the existing
          $2,000,000 revolving credit facility and will be used to finance the working capital needs of Mister
            Cookie Face, Inc. None of the proceeds of the Loans will be used to purchase or carry any
            "margin security" or extend credit for such purpose within the meaning of Regulations G or U of
            the Board of Governors of the Federal Reserve System.

E.          Fees.   The Borrower shall pay to the Bank the following
               nonrefundable fees:
            ----

            1.   Facility Fee.  One-time facility fees ("Facility Fees") equal to one-quarter of one percent
                 (1/4%) of each of Term Loan A and Term Loan B or Four Thousand sixty Two Dollars and
                 50/100 ($4,062.50) which fee is payable on or before the date of this Agreement.  The
                 Borrower acknowledges that the Facility Fees are a liquidated damages amount and, together
                 with the amounts payable by the Borrower under Paragraph 0.2.
                   hereof, constitute reasonable
                 compensation to the Bank for the Bank's expenses and services arising in connection with the preparation of this Agreement and the other Loan Documents to be executed in connection
                 herewith and preparing for the closing of the transaction
                    described herein.  Notwithstanding
                 anything to the contrary in this Agreement, the Bank may, in its sole discretion, charge the
                 Borrower additional facility fees in the event that the Loans are ever modified, renewed or
                 extended.

            2.   Unused Commitment Fee.   An unused commitment fee of
 three-eights of one percent
                 (3/8%) per annum on the average undrawn amount of the Revolver will be payable by the
                 Borrower to the Bank quarterly in arrears on or prior to the fifth Business Day following the
                 Borrower's receipt of a statement therefor;

F.       Prepayment.   The circumstances under which the Loans may be prepaid
are governed by the
          Notes. No prepayment hereunder shall affect in any way any interest rate swap between the
            Borrower and the Bank.

G. Capital Adequacy. If after the date hereof, the Bank shall have determined that the adoption of
            ----------------
            any applicable law, rule or regulation regarding capital adequacy, or any change therein, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by the Bank with any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on the Bank's capital as a consequence of its obligations hereunder to a level below that which the Bank could have achieved but for such adoption, change or
            compliance (taking into consideration the Bank's policies with respect to capital adequacy) by an
            amount deemed by the Bank to be material, then from time to time, within 15 days after demand
            by the Bank, the Borrower shall pay to the Bank such additional amount or amounts as will
            compensate the Bank for such reduction. The Bank will promptly notify the Borrower of any event of which it has knowledge, occurring after the date hereof, which will entitle the Bank to compensation pursuant to this Section G.

H. Representations and Warranties. The Borrower represents and warrants with respect to itself and, to the extent applicable, each of its consolidated subsidiaries, and agrees that each such representation and warranty shall be deemed ta be restated at the time of each borrowing hereunder and continuation of any LIBOR Loan hereunder, that:

            1.   Organization; Authority.   The Borrower is a corporation duly
                 organized, validly existing
                 and in good standing under the laws of the jurisdiction of its organization or formation, is duly
                 qualified as a foreign corporation and is in good standing under the laws of each jurisdiction
                 in which it is required to be qualified because of the business owns, and has the necessary power and authority to enter into and perform its obligations
                 under the Loan Documents and all other documents required by the Bank in connection
                 therewith.  The execution and performance of the Loan Documents have been duly authorized
                 by all necessary proceedings on the part of the Borrower, and, upon their execution and delivery, they will be valid, binding, and enforceable in accordance with their terms; the
                 Borrower's execution and performance of the Loan Documents will not violate any orders,
                      laws or regulations applicable to the Borrower, any
                organizational documents of the
                    Borrower, or any instruments, indentures or agreements
                 (including any provisions pertaining
                 to subordinated debt) to which the Borrower is a party or by which the Borrower or any of
                 its properties are bound; and all consents, approvals,
                licenses, franchises, patents, trademarks
                 and other general intangibles required in connection with this
                Agreement, the other Loan
                Documents or the operation of the Borrower's business have been obtained and are in full force and effect.  The Borrower's subsidiaries and affiliates, if any, are duly organized, validly
                 existing, and in good standing under the laws of the
                  jurisdictions of their organization.

            2. Financial Statements. All financial statements, statements as to ownership of the Borrower and its assets, and other statements and information delivered to the Bank were prepared in accordance with GAAP, consistently applied, are true and correct, and disclose all presently outstanding indebtedness or obligations of the Borrower, including contingent obligations, obligations under leases of property from others, and all liens and encumbrances, including tax liens, against its properties and assets; and there have been no adverse changes in the Borrower's financial condition or business since the date of such statements.

            3.   Suits.   There are no actions, suits, proceedings, or claims
                  pending or threatened against the
                 Borrower or any of its property; and the Borrower's business is in compliance with all applicable orders, laws and regulations.

            4. Defaults. The Borrower is not in default under any agreement to which the Borrower is a party or by which the Borrower or any of its property is bound, or under any indenture or instrument evidencing any indebtedness of the Borrower, and neither the Borrower's execution of nor performance under the Loan Documents will create a default or any lien or encumbrance under any such agreement, indenture or instrument other than a lien or encumbrance in favor of the Bank.

            5.   ERISA.   No employee benefit plan established or maintained by
                  the Borrower which is
                 subject to the Employee Retirement Income Security Act, 29
                U.S.C.ss.1001 et seq. ("ERISA")
                                                               -- ----
                 has an accumulated funding deficiency (as such term is defined in ERISA). No material liability to the Pension Benefit Guaranty Corporation (or any
                  successor thereto under ERISA)
                 has been incurred by the Borrower with respect to any such plan and no Reportable Event under ERISA has occurred.  The Borrower has no actual or
                 anticipated liability underss.4971
                 of the Internal Revenue Code ("Code") (relating to tax on
                  failure to meet the minimum
                 funding standard ofss.412 of the Code) with respect to any employee benefit plan to which it
                 contributes but which is not maintained or established by it.

            6. Tax Returns and Taxes. The Borrower has filed all federal, state and local tax returns required to be filed and has paid all taxes, assessments and governmental charges and levies thereon, including interest and penalties, except where the same are being contested in good faith by appropriate proceedings and for which adequate reserves have been set aside, and no liens for taxes have been filed and no claims are being assessed by a governmental authority with respect to any taxes. The charges, accruals and reserves on the books of the Borrower with respect to taxes or other governmental charges are adequate.

            7. Compliance with Laws. The Borrower has complied with all requirements of foreign, federal, state and local law in connection with the acquisition, ownership and operation of the Borrower's business and property including, without limitation, any and all applicable requirements of environmental protection laws.

            8. Environmental Compliance. To the best of the Borrower's knowledge, after due inquiry and investigation, no lien has attached to any revenues or any real or personal property owned by the Borrower in any jurisdiction, arising from an intentional or unintentional action or omission of the Borrower or any previous owner and/or operator of said real property, resulting from the dumping of hazardous substances or wastes into the atmosphere or waters or onto lands, any of which may have damaged any Natural Resources.

            9. No Notification of Dumping of Hazardous Substances. The Borrower has not received a summons, citation, directive, letter, or other communication, written or oral, from any jurisdiction,  or  political  sub-division  or  any  agency  or instrumentality thereof, concerning any intentional or unintentional action or omission on the Borrower's part resulting in the dumping of hazardous substances into the atmosphere or waters, or onto the lands in any jurisdiction, any of which has resulted in damage to the Natural Resources.

I.          Conditions.

            1. Documents Required for Term Loans or Initial Advance under Revolver. The obligation of the Bank to make the Term Loans or the initial advance under the Revolver is subject to the Bank's receipt of the following documents, duly executed and delivered by the Obligor thereunder, and in form and substance satisfactory to the Bank:

                 a.     The Notes and this Agreement;

                 b.     Certified resolutions of the Board of Directors of the
                         Borrower authorizing the
                        Borrower to borrow hereunder and to execute, deliver and
                          perform its obligations under
                        the Loan Documents.  Such resolution shall contain such
                         other provisions as shall be
                        required by the Bank;

                 c.     Certified resolutions of the Board of Directors of each
                         Obligor hereunder authorizing
                        such Obligor to unconditionally guaranty repayment of the Liabilities;

                 d. A second Mortgage, Assignment of Leases and Security Agreement from the Borrower with respect to property located at Lots 49 and 49.01, Block 669, Ocean City, New Jersey, including all improvements, furniture, fixtures and equipment, located thereon, subject only to an existing mortgage in favor of the Bank;

                 e. A first Mortgage, Assignment of Leases and Security Agreement from the Borrower with respect to property located at Lots 5 and 6, Block 171, and Lots 7,8,9 and 10, Block 165 Point Pleasant Beach, New Jersey, including all improvements, furniture, fixtures and equipment, located thereon;

                 f. A first Mortgage, Assignment of Leases and Security Agreement from the Borrower with respect to property located at Lots ________, Block ________, Point Pleasant Beach, New Jersey, including all improvements, furniture, fixtures and equipment, located thereon (Bank has existing mortgage, Lobster Shanty and Wharfside Restaurant);

                 g. An Unconditional Guaranty and Suretyship Agreement from each of Mister Cookie
                        Face, Inc.; Chef's International Palm Beach, Inc.; Kev,
                          Inc.; Robbins Parkway Realty,
                        Inc.; and Hightstown Reb, Inc.;

                 h. A Security Agreement from Mister Cookie Face, Inc. granting to the Bank a first lien in and security interest on all its assets;

                 i.     Opinions of the Borrower's and any other Obligor's
                          counsel as the Bank shall require
                        in form and substance satisfactory to the Bank; and

                 j. Such other documents as the Bank may reasonably require, including, without limitation, other agreements, instruments, or indentures to which an Obligor is a party, including, without limitation, financing statements, proofs, opinions, guaranties and other written assurances.

            2. Requirements for Any Advance or Continuation of any LIBOR Loan. The obligation of the Bank to make any advance or permit continuation of any LIBOR Loan is subject to and conditioned upon the following:

                 a.     The representations and warranties contained in Section
                         hereof are correct on and as
                        of the date of each such advance or continuation;

                 b. No Event of Default described in Section M hereof, and no event which, with the giving of notice, or the passage of time, or both, would become an Event of Default, has occurred and is continuing;

                 c.     There has been no material adverse change in the
                         Borrower's or any other Obligor's
                        condition, financial or otherwise, since the date of this Agreement; and

                 d.     All of the Loan Documents remain in full force andffect.

J.          Affirmative Covenants.   The Borrower covenants and agrees that so
            long as there are any
            outstanding Liabilities hereunder or otherwise or the Bank shall have any obligation hereunder,
            the Borrower and each of its consolidated subsidiaries shall:

             1.   Financial Statements.  Furnish to the Bank the following
                 financial information: (a) not later
                 than 120 days after the end of each fiscal year, consolidated and consolidating audited year-end financial statements for the Borrower, and for each of its consolidated subsidiaries
                 including, but not limited to, statements of financial condition, income and cash flows, a reconciliation of net worth, notes to financial statements and any other information that may
                 assist the Bank in assessing the Borrower's financial condition (all of the above prepared in accordance with GAAP, consistently applied, and accompanied by an opinion, satisfactory in form and substance to the Bank, by an independent Certified Public Accountant ("CPA")
                 acceptable to the Bank, and certified as true, correct and complete by the Borrower's chief financial officer); (b) not later than 60 days after the end of each fiscal quarter, the Borrower's consolidated and consolidating financial statements, including, but not limited to, statements of financial condition, income and cash flows, and a reconciliation of net worth (certified as true, correct and complete by the Borrower's chief financial officer); (c) the following statements and schedules pertaining to the Borrower's business operations, monthly and at such other times as may be requested by the Bank: accounts receivable agings, accounts, payable agings, inventory schedules and tax returns; (d) not later than five (5) calendar days after receipt thereof by the Borrower, a copy of any management letter or report for the
                 Borrower prepared by a CPA; (e) not later than 120 days after the end of each fiscal year and not more than sixty days after the end of each fiscal quarter, the Borrower's consolidating financial statements, including, but not limited to, statements of financial condition and income and income statements by store location (all of the above prepared in a format acceptable to the Bank, certified as true, correct and complete y the Borrower's chief financial officer); (f) not later than 30 days prior to the end of each fiscal year, consolidating cash flow projections for the subsequent fiscal year in a format acceptable to the Bank; and
                 (g) such other information respecting the operations, financial or otherwise, of the Borrower or any of its subsidiaries, as the Bank may from time to time reasonably request;

2.               Compliance Certificate.   Furnish to the Bank, together with
each set of financial statements
               described in clauses (a) and (b) of Paragraph 1 of Section J, a compliance certificate signed by the Borrower's chief financial officer, certifying that: (a) all representations and warranties set forth in this Agreement and in any other Loan Document are true and correct as of the date thereof; (b) none of the covenants in this Agreement or in any other Loan Document has been breached; and (c) no event has occurred which, alone, or with the giving of notice or the passage of time, or both, would constitute an Event of Default under this Agreement or under the other Loan Documents;

            3. Required Hedge. Hedge the floating interest expense of Term Loan A and Term Loan B for the full term of each Loan by maintaining either: (i) the Swap Agreement; or (ii) a comparable interest rate swap agreement with Bank or other counter party acceptable to Bank in a notional amount equal to the then principal balance of each Term Loan and providing for a fixed rate sufficient to satisfy the Debt Service Coverage Ratio requirement set forth below, and containing such other terms and conditions as shall be reasonably acceptable to Bank.

            4. Notice of Certain Events. Promptly give written notice to the Bank of: (a) the details of any
                 Reportable Events (as defined in ERISA) which have occurred;
(b) the occurrence of any
                event which alone or with notice, the passage of time, or both, would constitute an Event of
                 Default; (c) the commencement of any proceeding or litigation which, if adversely determined, would adversely affect its financial condition or ability to conduct business; and (d) the formation of any subsidiary of the Borrower after the date of this Agreement, which notice shall be accompanied by the resolution of the Board of Directors of such subsidiary authorizing such subsidiary to execute a guaranty of the Liabilities, satisfactory in form and substance to the Bank, together with such guaranty duly executed by such subsidiary,

            5.   Preservation of Property; Insurance.   Keep and maintain, and
require its subsidiaries to
                 keep and maintain, all of its and their properties and assets in good order and repair; maintain extended coverage, general liability, hazard, business interruption, property and other insurance in amounts deemed satisfactory to the Bank and as is customary for businesses similar to the Borrower's business and deliver to the Bank certificates of all such insurance in effect; and cause all such policies covering any Collateral and covering business interruption to contain loss payee endorsements in favor of the Bank and to be subject to cancellation or reduction in coverage only upon 30 days prior written notice thereof to the
                 Bank at its address set forth in this Agreement;

            6. Taxes. Pay and discharge, and require its subsidiaries to pay and discharge, when due, all taxes, assessments or other governmental charges imposed on them or any of their respective properties, unless the same are currently being contested in good faith by appropriate proceedings and adequate reserves are maintained therefor;

            7. Operation of Properties. Operate its properties, and cause those of its subsidiaries to be operated in compliance with all applicable orders, rules and regulations promulgated by the jurisdictions and agencies thereof where such properties are located, and duly file or cause to be filed such reports and/or information returns as may be required or appropriate under applicable orders, regulations or law;

            8. Access to Properties, Books and Records. Permit the Bank's representatives and/or agents full and complete access to any or all of the Borrower's and its subsidiaries' properties and financial records, to make extracts from and/or audit such records and to examine and discuss the Borrower's properties, business, finances and affairs with the Borrower's officers and outside accountants;

            9. Environmental Liens. In the event that there shall be filed a lien against any property of the
                 Borrower by any jurisdiction, political sub-division, agency or instrumentality thereof arising from an intentional or unintentional act or omission of the Borrower, resulting in the Dumping of hazardous substances or wastes into the atmosphere or waters or onto lands then, within thirty (30) days from the date that the Borrower is given notice that the lien has been placed against such property, or within such shorter period of time in the event that such jurisdiction, political sub-division, agency, or instrumentality thereof has commenced steps to cause such property to be sold pursuant to the lien, either (a) pay the claim and remove the lien from the applicable property or (b) furnish to such jurisdiction, political subdivision, agency or instrumentality thereof that imposed the lien with one of the following: (i) a bond satisfactory to such jurisdiction, political sub-division, agency, or instrumentality thereof that imposed the lien in the amount of the claim out of which the lien arises,
 (ii) a cash deposit in the amount
                 of the claim out of which the lien arises, or (iii) other security reasonably satisfactory to such jurisdiction, political sub-division, agency, or instrumentality thereof in an amount sufficient to discharge the claim out of which the lien arises; and

            10. Removal of Hazardous Substances. Should the Borrower cause or permit any intentional or unintentional act or omission resulting in the Dumping of hazardous substances or wastes into the atmosphere or waters, or onto the lands resulting in damage to the Natural Resources without having obtained a permit issued by the appropriate governmental authorities, the Borrower shall promptly clean up same in accordance with all applicable federal, state, and local orders, statutes, laws, ordinances, rules and regulations.

K.          Negative Covenants.   So long as any Liabilities are outstanding,
 or the Bank has any
            commitment to make advances hereunder, the Borrower and its consolidated subsidiaries shall not, without the prior written consent of the Bank:

            1. Incur Indebtedness; Creation of Lien. Incur, create, or assume any indebtedness including, without limitation, obligations under capitalized leases, except: (i) indebtedness owing to the Bank; (ii) indebtedness existing on the date hereof and previously reported in writing to and permitted by the Bank;
                 (iii) indebtedness not to exceed $150,000.00 in any fiscal year for the purpose of purchasing machinery and equipment; and (iv) trade indebtedness arising in the ordinary course of the Borrower's business;

            2.   Loans.   Make any loans or advances to others including,
without limitation, officers,
                 directors, shareholders, principals, partners or affiliates of the Borrower or any Obligor, provided that Borrower shall be permitted to make loans or advances to its officers and employees not to exceed an aggregate of $50,000.00 outstanding at any time;

            3. Creation of Lien. Create, permit, or suffer the creation of any liens, security interests or other encumbrances on any of its property, real or personal, except liens, security interests or encumbrances in favor of the Bank or existing on the date hereof and previously reported in writing to and permitted by the Bank;

            4. Sale of Assets; Liquidation; Merger; Acquisitions. Convey, lease, sell, transfer or assign any assets except in the ordinary course of the Borrower's business for value received; liquidate or discontinue its normal operations with intent to liquidate; enter into any merger or consolidation; or acquire all or substantially all of the assets, stock or other equity interests of another entity;

            5. Payment of Dividends; Redemption of Stock. Pay any dividends, make any withdrawal from its capital, make any other distributions and/or repurchase, redeem, or otherwise acquire, or set aside reserves to acquire, any of its outstanding stock, partnership or other equity interests, except for such actions by any subsidiaries in favor of the Borrower;

            6.   Accounts.   Sell, assign, transfer or dispose of any of its
accounts or notes receivable, with
                 or without recourse, except to the Bank;

            7.   Guaranty Obligations.   Become a guarantor, surety, obligor or
 otherwise become directly,
                 indirectly or contingently liable for the debts or obligations of others, except for the benefit of the Bank or its Affiliates, and except as an endorser of checks or drafts negotiated in the ordinary course of the Borrower's business;

            8. Lease Obligations. Incur, create, or assume any commitment to make any Lease Payments other than those existing on the date hereof and previously reported in writing to and approved by the Bank if the aggregate amount payable thereunder in any one fiscal year would exceed $50,000.00; "Lease Payments" shall mean any direct or indirect payment or payments, whether as rent or otherwise, including fees or service or finance charges, under any lease, rental or other agreement for the use of the property of any person and/or entity other than the Borrower whether or not such agreement contains an option to purchase.

            9.   Sale-Leaseback Transactions.   Enter into any sale-leaseback
 transaction or any transaction
                 howsoever termed which would have the same or substantially the same result or effect as a sale-leaseback;

           10.   Prepayment of Other Indebtedness.   Prepay any amounts not
required to be prepaid,
                 except to the Bank or any Affiliate, or cause or permit to be accelerated any amounts on any outstanding indebtedness now existing or hereafter arising;

         11.   Expenses for Fixed Assets.   Expend for fixed assets during any
one fiscal year of the
                 Borrower an aggregate amount exceeding $900,000.00, provided however that such expenses shall not exceed $1,250,000.00 for the fiscal year ended January 30, 1997;

           12. Sale or Issuance of Stock. Sell, issue, or agree to sell or issue, any shares (voting, non-
                 voting, preferred or common) of the Borrower, or purchase any such shares;

           13.   Investments.   Purchase or make any investment in the stock,
 securities or evidences of
                 indebtedness of or loan to any other person or entity (including, without limitation, entities owned or controlled by any officers, directors, shareholders principals, partners or affiliates of the Borrower) except (a) the United States Government or its agencies, or (b) certificates of deposit of United States domestic banks having a ratio of qualifying total capital to weighted risk assets of not less than eight (8%) percent, at least four (4%) percent of which is Tier I capital, and total capital and surplus in excess of $50,000,000. "Qualifying total capital" and "Tier I capital" shall be defined from time to time pursuant to regulations published by the Office of the Comptroller of the Currency and the Federal Deposit Insurance
                 Corporation;

           14.   Hazardous Substances.   Cause or permit to exist a Dumping of
hazardous substances or
                 wastes into the atmosphere or waters or onto lands resulting in damage to the Natural
                 Resources unless the Dumping is pursuant to and in compliance with the conditions of a permit issued by the appropriate federal, state, or local governmental authorities;

           15. Consolidated Working Capital. Permit Consolidated Working Capital of the Borrower and its consolidated subsidiaries at the end of any fiscal year to be less than $600,000.00; "Working Capital" is defined, at any date, as the excess of Current Assets over Current Liabilities; Current Assets and Current Liabilities shall mean all assets and liabilities which, in accordance with GAAP, should be classified as current assets and current liabilities, respectively;

           16.   Consolidated Current Ratio.   Permit the ratio of Consolidated
Current Assets to
                 Consolidated Current Liabilities at the end of any fiscal year to be less than 1.25:1.00; For purposes of this covenant only Current Liabilities will be deemed to include any amounts outstanding under the Revolver;

           17.   Consolidated Tangible Net Worth.   Permit Consolidated Tangible
 Net Worth at any time
                 to be less than $12,900,000, such minimum amount to increase by $100,000 on each subsequent fiscal year end after and including January 31, 1997 , so that, for example, the required minimum Tangible Net Worth for the fiscal year beginning February 1, 1997 and ending January 31, 1998 would be $13,000,000; "Tangible Net Worth" is defined, at any date, as (a) the aggregate amount at which all assets of the Borrower would be shown on a balance sheet at such date after deducting capitalized research and development costs, capitalized interest, debt discount and expense, goodwill, patents, trademarks, copyrights, franchises, licenses, amounts owing from officers, directors, shareholders, principals, partners or affiliates of the Borrower and any investments in any entities owned or controlled by any of the foregoing, and such other assets as are properly classified as "intangible assets" less (b) the aggregate amount of indebtedness, liabilities (including tax and other proper accruals) and reserves of the Borrower and its consolidated subsidiaries (excluding Approved Subordinated
                 Debt); "Approved Subordinated Debt" means any indebtedness for borrowed money that is permitted by this Agreement and that is owing on the date hereof or is subordinated to the
                 Liabilities on terms approved in writing by the Bank; or

           18. Debt to Equity Ratio Requirements. Permit the ratio of Consolidated Total Liabilities to Consolidated Tangible Net Worth at any time to exceed .55:1; "Total Liabilities" is defined at any date as all liabilities of the Borrower which would properly appear on the liabilities side of a balance sheet, other than capital stock, capital surplus, retained earnings, minority interests, deferred credit, Approved Subordinated Debt and contingency reserves under GAAP.

           19.   Debt Service Coverage Ratio.   Permit its Debt Service Coverage
 Ratio to be less than 1.25
                 to 1.0, measured annually. "Debt Service Coverage Ratio" means the ratio of net income plus interest expense (after giving effect to the fixed interest rate payable under the Swap
                 Agreement) plus income tax expense plus depreciation and amortization of the Borrower and its consolidated subsidiaries for any fiscal year minus
Capital Expenditures to interest expense
                 (after giving effect to the fixed interest rate payable under the Swap Agreement) of the
                 Borrower and its consolidated subsidiaries for such period plus the current portion of long term debt and capital leases of the Borrower and its consolidated subsidiaries (as reflected on the Borrower's consolidated financial statements as of the end of the fiscal period immediately preceding such current period) to be less than 1.25:1. Capital Expenditures is defined as those expenditures required on an annual basis to maintain existing restaurant locations and MCF machinery and equipment.

           20. Cash and Cash Equivalents. Permit Consolidated Cash and Cash Equivalents at any time to be less than $750,000.00; "Cash and Cash Equivalents" is defined at any date as: (i) cash in banks;
                 (ii) certificates of deposit of United States domestic banks acceptable to Bank; and (iii) securities issued by the United States Government or its agencies and acceptable to the Bank.

L.         Additional Collateral.   As additional collateral security for the
 payment of the Borrower's
           indebtedness and obligations to the Bank hereunder, under the other Loan Documents, and/or otherwise, the Borrower hereby grants to the Bank a continuing security interest in and lien of the first priority upon and hereby assigns to the Bank all funds, balances, deposits, accounts, certificates of deposit, securities and/or other property of any kind of the Borrower and in which the Borrower has an interest, now or hereafter in the possession, custody, or control of the Bank or any Affiliate.

M.         Events of Default.   Each of the following shall constitute an event
of default ("Event of Default")
           hereunder:

           1. Breach. A breach by any Obligor of any term, provision, obligation, covenant, representation, or warranty arising under
               (a) this Agreement or any other Loan Document, including, without limitation, failure to make any payment when due; (b) any present or future agreement or instrument with or in favor of the Bank, including, without limitation, the failure to make any payment when due; or (c) any present or future agreement or instrument for borrowed money or other financial accommodations with any other person or entity;

           2. Voluntary Bankruptcy. Any Obligor commences any bankruptcy, reorganization, debt arrangement, or other case or proceeding under the United States Bankruptcy Code or under any similar foreign, federal, state, or local statute, or any dissolution or liquidation proceeding, or makes a general assignment for the benefit of creditors, or takes any action for the purpose of effecting any of the foregoing;

           3. Involuntary Bankruptcy. Any bankruptcy, reorganization, debt arrangement, or other case or proceeding under the United States Bankruptcy Code or under similar foreign, federal, state or local statute, or any dissolution or liquidation proceeding, is involuntarily commenced against or in respect of any Obligor or an order for relief is entered in any such proceeding;

           4. Appointment of Receiver. The appointment, or the filing, of a petition seeking the appointment, of a custodian, receiver, trustee, or liquidator for any Obligor or any of its property, or the taking of possession of any part of the property of any Obligor at the instance of any governmental authority;

           5. Insolvency. Any Obligor becomes insolvent (however defined), is generally not paying its debts as they become due, or has suspended transaction of its usual business;

           6. Reorganization. The dissolution, merger, consolidation, or reorganization of any Obligor;

           7. Material Misstatement. Any statement, representation or warranty made in or pursuant to this Agreement or any other Loan Document or to induce the Bank to enter into this Agreement or to enter into the transactions referred to in this Agreement shall prove to be untrue or misleading in any material respect;

           8. Material Adverse Change. The occurrence of a material adverse change in the financial condition of any Obligor or the occurrence of any event which, in the sole opinion of the Bank, impairs the financial responsibility of any Obligor, including, without limitation, a change in management or ownership of any Obligor;

           9. Cross Default. The occurrence of a default under any other obligation by Borrower or any
               Obligor in favor of Bank, including obligations arising under any "swap agreement" (as defined in 11 U.S.C. ss.101), or under any instrument securing or evidencing such obligation, whether or not such obligation is otherwise secured;

         10. Granting of Security Interest. Any Obligor transfers or grants any lien on or security interest in any of its property on which the Bank has a lien and/or security interest, without the prior written consent of the Bank;

         11. Entry of Judgment. The filing, entry, or issuance of any judgment in excess of $50,000 in the aggregate, or any execution, garnishment, attachment, distraint, or lien against any Obligor or its property ; the entry of any order enjoining or restraining any Obligor and/or restraining or seizing any property of any Obligor; or

         12.   Transfer of Assets.   Any Obligor transfers or sells all or
substantially all of its assets, without
               the prior written consent of the Bank.

N.       Remedies.

         1.    Acceleration of Liabilities; Other Remedies.   Upon and following
 the occurrence of an
               Event of Default described in Section M hereof (other than the Events of Default described in
               Paragraphs 2 and 3 of Section M), at the Bank's sole option, the Bank's commitment, if any, to make any further advances or loans to the Borrower hereunder shall terminate, and all Liabilities shall immediately become due and payable in full, all without protest, presentment, demand or further notice of any kind to the Borrower or any other Obligor, all of which are expressly waived. Upon the occurrence of the Event of Default described in Paragraph 2 or 3 of Section
               M, immediately and automatically, the Bank's commitment, if any, to make any further advances or loans to the Borrower hereunder, shall terminate and all Liabilities shall immediately become due and payable in full, all without protest, presentment, demand or further notice of any kind to the Borrower or any other Obligor, all of which are expressly waived. Upon and following an Event of Default, the Bank may, at its option, exercise any and all rights and remedies it has under this Agreement, any other Loan Document and/or applicable law, including, without limitation, the right to charge and collect interest on the principal portion of the Liabilities at a rate equal to the lesser of: (i) the highest rate of interest set forth in the Loan Documents, or
               (ii) the highest rate of interest allowed by law, such rate of interest to apply to the Liabilities, at the Bank's option, upon and after an Event of Default, maturity, whether by acceleration or otherwise, and the entry of a judgment in favor of the Bank with respect to any or all of the
               Liabilities. Upon and following an Event of Default, the Bank may proceed to protect and enforce the Bank's rights under any Loan Document and/or under applicable law by action at law, in equity or other appropriate proceeding including, without limitation, an action for specific performance to enforce or aid in the enforcement of any provision contained herein or in any other Loan Document.

         2. Right of Set off. If any of the Liabilities shall be due and payable or any one or more Events of Default shall have occurred, whether or not the Bank shall have made demand under any Loan Document and regardless of the adequacy of any Collateral for the Liabilities or other means of obtaining repayment of the Liabilities, the Bank shall have the right, without notice to the Borrower or any other Obligor, and is specifically authorized hereby to set-off against and apply to the then unpaid balance of the Liabilities any items or funds of the Borrower and/or any Obligor held by the Bank or any Affiliate, any and all deposits (whether general or special, time or demand, matured or unmatured) or any other property of the Borrower and/or any Obligor, including, without limitation, securities and/or certificates of deposit, now or hereafter maintained by the Borrower and/or any Obligor for its or their own account with the Bank or any Affiliate, and any other indebtedness at any time held or owing by the Bank or any Affiliate to or for the credit or the account of the Borrower and/or any Obligor, even if effecting such set-off results in a loss or reduction of interest or the imposition of a penalty applicable to the early withdrawal of time deposits. For such purpose, the Bank shall have, and the Borrower hereby grants to the Bank, a first lien on and security interest in such deposits, property, funds and accounts and the proceeds thereof.

         3.    Turnover of Property held by Affiliate.  The Borrower further authorizes any Affiliate, upon
               and following the occurrence of an Event of Default, at the request of the Bank, and without notice to the Borrower, to turn over to the Bank any property of the Borrower, including, without limitation, funds and securities, held by the Affiliate for the Borrower's account and to debit, for the benefit of the Bank, any deposit account maintained by the Borrower with such
               Affiliate (even if such deposit account is not then due or there results a loss or reduction of interest or the imposition of a penalty in accordance with law applicable to the early withdrawal of time deposits), in the amount requested by the Bank up to the amount of the Liabilities, and to pay or transfer such amount or property to the Bank for application to the Liabilities.

         4. Remedies Cumulative; No Waiver. The rights, powers and remedies of the Bank provided in this Agreement and any of the Loan Documents are cumulative and not exclusive of any right, power or remedy provided by law or equity. No failure or delay on the part of the Bank in the exercise of any right, power or remedy shall operate as a waiver thereof, nor shall any single or partial exercise preclude any other or further exercise thereof, or the exercise of any other right, power or remedy.

O.       Miscellaneous.

         1.    Notices.   Notices and communications under this Agreement and
the other Loan Documents
               shall be in writing and shall be given by either
(a) hand-delivery, (b) first class mail (postage
               prepaid), (c) reliable overnight commercial courier
(charges prepaid), or (d) telecopy, to the
               addresses and telecopy numbers listed in this Agreement.
 Notice given by telecopy shall be
               deemed to have been given and received when sent. Notice by overnight courier shall be deemed to have been given and received on the date scheduled for delivery. Notice by mail shall be deemed to have been given and received three
(3) calendar days after the date first
               deposited in the United States mail. Notice by hand deliver shall be deemed to have been given and received upon delivery. A party may change its address and/or telecopier number by giving written notice to the other party as specified herein.

         2. Costs and Expenses. Whether or not the transactions contemplated by the Loan Documents are fully consummated, the Borrower shall promptly pay
(or reimburse, as the Bank may elect)
               all costs and expenses which the Bank has incurred or may hereafter incur in connection with the negotiation, preparation, reproduction, interpretation, perfection, monitoring, administration and enforcement of the Loan Documents, the collection of all amounts due under the Loan Documents, and all amendments, modifications, consents or waivers, if any, to the Loan Documents. Such costs and expenses shall include, without limitation, the fees and disbursements of counsel to the Bank (including the Bank's in-house counsel), the costs of appraisals, costs of environmental studies, searches of public records, costs of filing and recording documents with public offices, internal and/or external audit and/or examination fees and costs, stamp, excise and other taxes and costs and expenses incurred by the Bank, and the fees of the Bank's accountants, consultants or other professionals. The Borrower's reimbursement obligations under this paragraph shall survive any termination of the Loan Documents.

         3. Payment Due on a Day Other Than a Business Day. If any payment due or action to be taken under this Agreement or any Loan Document falls due or is required to be taken on a day that the Bank is not open for business, such payment or action shall be made or taken on the next succeeding Business Day and such extended time shall be included in the computation of interest.

         4. Governing Law. This Agreement shall be construed in accordance with and governed by the substantive laws of the State of New Jersey without reference to conflict of laws principles.

         5. Integration. This Agreement and the other Loan Documents constitute the sole agreement of the parties with respect to the subject matter hereof and thereof and supersede all oral negotiations and prior writings with respect to the subject matter hereof and thereof.

         6.    Amendment; Waiver.   No amendment of this Agreement, and no
 waiver of any one or more
               of the provisions hereof shall be effective unless set forth in writing and signed by the parties hereto.

         7. Successors and Assigns. This Agreement (a) shall be binding upon the Borrower and the Bank and, where applicable, their respective heirs, executors, administrators, successors and permitted assigns, and (b) shall inure to the benefit of the Borrower and the Bank and, where applicable, their respective heirs, executors, administrators, successors and permitted assigns; provided, however, that the Borrower may not assign its rights hereunder or any interest herein without the prior written consent of the Bank, and any such assignment or attempted assignment by the Borrower shall be void and of no effect with respect to the Bank.

         8. Sale, Assignment or Participations. The Bank may from time to time sell or assign, in whole or in part, or grant participations in some or all of the Loan Documents and/or the obligations evidenced thereby. The holder of any such sale, assignment or participation, if the applicable agreement between the Bank and such holder so provides,
(a) shall be entitled to all of the
               rights, obligations and benefits of the Bank and (b) shall be deemed to hold and may exercise the rights of set-off or banker's lien with respect to any and all obligations of such holder to the
               Borrower, in each case as fully as though the Borrower were directly indebted to such holder.
               The Bank may, in its discretion, give notice to the Borrower of such sale, assignment or participation; however, the failure to give such notice shall not affect any of the Bank's or such holder's rights hereunder. The Borrower authorizes the Bank to provide information concerning the Borrower to any prospective purchaser, assignee or participant. The information provided may include, but is not limited to, amounts, terms, balances, payment history, return item history and any financial or other information about the Borrower. The

               Borrower agrees to indemnify, defend, release the Bank, and hold the Bank harmless, at the Borrower's cost and expense, from and against any and all lawsuits, claims, actions, proceedings, or suits against the Bank or against the Borrower and the Bank, arising out of or relating to the Bank's reporting or disclosure of such information.

         9. Severability. The illegality or unenforceability of any provision of this Agreement or any instrument or agreement required hereunder shall not in any way affect or impair the legality or enforceability of the remaining provisions of this Agreement or any instrument or agreement required hereunder. In lieu of any illegal or unenforceable provision in this Agreement, there shall be added automatically as a part of this Agreement a legal and enforceable provision as similar in terms to such illegal or unenforceable provision as may be possible.

        10. Consent to Jurisdiction and Service of Process. The Borrower irrevocably appoints each and every owner, partner and/or officer of the Borrower as its attorneys upon whom may be served, by regular or certified mail at the address set forth in this Agreement, any notice, process or pleading in any action or proceeding against it arising out of or in connection with this Agreement or any of the other Loan Documents. The Borrower hereby consents that any action or proceeding against it may be commenced and maintained in any court within the State of New Jersey or in the United States District Court for the District of New Jersey by service of process on any such owner, partner and/or officer. The Borrower further agrees that such courts of the State of New Jersey and the United States District Court for the District of New
               Jersey shall have jurisdiction with respect to the subject matter hereof and the person of the
               Borrower and all Collateral for the Liabilities. Notwithstanding the foregoing, the Borrower agrees that any action brought by the Borrower shall be commenced and maintained only in a court in the federal judicial district or county in which the Bank has its principal place of business in New Jersey.

        11.    Indemnification.

               a. If, after receipt of any payment of all or any part of the Liabilities, the Bank is compelled or agrees, for settlement purposes, to surrender such payment to any person or entity for any reason (including, without limitation, a determination that such payment is void or voidable as a preference or fraudulent conveyance, an impermissible set-off, or a diversion of trust funds), then this Agreement and the other Loan Documents shall continue in full force and effect, and the Borrower shall be liable for, and shall indemnify, defend and hold harmless the Bank with respect to the full amount so surrendered.

               b. The Borrower shall indemnify, defend and hold harmless the Bank with respect to any and all claims, expenses, demands, losses, costs, fines or liabilities of any kind (including, without limitation, those involving death, personal injury or property damage and including reasonable attorneys fees and costs) arising from or in any way related to any hazardous materials or a dangerous environmental condition within, on, from, related to or affecting any real property owned or occupied by the Borrower including, without limitation, any and all claims that may arise as a result of an intentional or unintentional act or omission of the Borrower, any previous owner and/or operator of real property owned or occupied by the Borrower that resulted in the Dumping of hazardous substances or wastes into the atmosphere or waters or onto the lands and that resulted in damage to the Natural Resources or to any persons or property.

               c. The provisions of this paragraph shall survive the termination of this Agreement and the other Loan Documents and shall be and remain effective notwithstanding the payment of the Liabilities, the release of any security interest, lien or encumbrance securing the Liabilities or any other action which the Bank may have taken in reliance upon its receipt of such payment. Any action by the Bank shall be deemed to have been conditioned upon any payment of the Liabilities having become final and irrevocable.

        12. Inconsistencies. The Loan Documents are intended to be consistent. However, in the event of any inconsistencies among any of the Loan Documents, such inconsistency shall not affect the validity or enforceability of each Loan Document. The Borrower agrees that in the event of any inconsistency or ambiguity in any of the Loan Documents, the Loan Documents shall not be construed against any one party but shall be interpreted consistent with the Bank's policies and procedures.

        13.    Headings.   The headings of sections and paragraphs have been
 included herein for convenience
               only and shall not be considered in interpreting this Agreement.

        14. Schedules. If a Schedule and/or an Exhibit is attached hereto, the provisions thereof are incorporated herein.

        15.    Judicial Proceeding; Waivers.

               a. EACH PARTY TO THIS AGREEMENT AGREES THAT ANY SUIT, ACTION OR PROCEEDING, WHETHER CLAIM OR COUNTERCLAIM, BROUGHT OR INSTITUTED BY ANY PARTY HERETO OR ANY SUCCESSOR OR ASSIGN OF ANY PARTY, ON OR WITH RESPECT TO THIS AGREEMENT OR ANY OF THE OTHER LOAN DOCUMENTS OR THE DEALINGS OF THE PARTIES WITH RESPECT HERETO, OR THERETO, SHALL BE TRIED ONLY BY A COURT AND NOT BY A JURY.

               b. EACH PARTY HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVES ANY RIGHT TO A TRIAL BY JURY IN ANY SUCH SUIT, ACTION OR PROCEEDING. FURTHER, EACH PARTY WAIVES ANY RIGHT IT MAY HAVE TO CLAIM OR RECOVER, IN ANY SUCH SUIT, ACTION OR PROCEEDING, ANY SPECIAL, EXEMPLARY, PUNITIVE OR CONSEQUENTIAL DAMAGES OR ANY DAMAGES OTHER THAN, OR IN ADDITION TO, ACTUAL DAMAGES.

               c. THE BORROWER ACKNOWLEDGES AND AGREES THAT THIS SECTION IS A SPECIFIC AND MATERIAL ASPECT OF THIS AGREEMENT AND THAT THE BANK WOULD NOT EXTEND CREDIT TO THE BORROWER IF THE WAIVERS SET FORTH IN THIS SECTION WERE NOT A PART OF THIS AGREEMENT.

IN WITNESS WHEREOF, the parties by themselves or their duly authorized representative have executed this Agreement the day and year first above written.


ATTEST:                                           CHEFS INTERNATIONAL, INC.
By:___________________________               By_______________________________
Name:  Martin W. Fletcher                           Name:  Anthony C. Papalia
Title:    Secretary                                   Title:    President


Address:         62 Broadway                       Address:      62 Broadway
             Point Pleasant Beach, New Jersey  Point Pleasant Beach, New Jersey

                           telecopier           pier No.: ______________________
                                                 FIRST UNION NATIONAL BANK

                                        By:________________________________
                                         Name:         Joseph J. Lebel, III
                                         Title:        Vice President
                                          Address:      1889 Highway 27
                                        Edison, New Jersey 08817

                                       Telecopier No.:  (908) 819-4177

                                                 Exhibit 10.8

                              Employment Agreement dated as of December 19, 1995
                                             between Chefs and Anthony Papalia

                                                    EMPLOYMENT CONTRACT
             This Employment Contract (the "Contract") is made and entered into as of the 19th day of December, 1995 by and between Chefs International, Inc., a Delaware corporation with its principal offices at 62 Broadway, Point Pleasant Beach, New Jersey 08742 ("CHEFS") and Anthony Papalia, an individual residing at 813 W. Laurel Avenue, Point Pleasant Beach, New Jersey 08742 (the "Employee").
                                                        WITNESSETH:
             WHEREAS CHEFS desires to employ the Employee in the capacities and on the terms and conditions herein set forth; and
            WHEREAS the Employee agrees to be employed by CHEFS and to serve in such capacities on said terms and conditions;
             NOW, THEREFORE, in consideration of the mutual covenants herein contained and intending to be legally bound hereby, the parties hereto agree as follows:
1.           EMPLOYMENT
             CHEFS hereby agrees to employ the Employee and the Employee hereby accepts employment on a full-time basis as chief executive officer and chief financial officer of CHEFS. In such capacities, Employee shall perform such duties as are typical or appropriate in such capacities of employment, subject to and under the direction of CHEFS' Board of Directors. In addition, the Employee shall perform such other duties for CHEFS as CHEFS may reasonably request, or as may be necessary or desirable in performing or carrying out the intention of this Contract. Without additional compensation, the Employee shall also serve in such executive officerships, if elected, and shall provide such services for, and consult with and advise such corporations (including subsidiaries) affiliated with CHEFS as CHEFS may from time-to-time reasonably specify. 2. TERM OF EMPLOYMENT
             The employment of the Employee pursuant to this Contract shall commence on December 19, 1995 and shall end in January 1999 at the end of the third year of CHEFS' three complete fiscal years next succeeding the current fiscal year which ends on January 28, 1996 (the "Initial Term"). The term of this Contract shall also be subject to renewal pursuant to Section 5 herein.

3.           COMPENSATION
             During the period that this Contract is in effect, CHEFS shall pay Employee and provide him with the following benefits as compensation for all of his services to be rendered hereunder:
             3.1      Salary - $150,000 per annum.
             3.2 Automobile - Employee shall be provided by CHEFS with an automobile for his use with CHEFS paying all insurance, operating, maintenance and repair costs.
             3.3 Employee Benefit Plans - CHEFS will provide the Employee with participation on an equitable basis in any employee benefit plan established for senior management of CHEFS or any of its subsidiaries.
             3.4 Split-Dollar Policy - CHEFS has purchased a split-dollar insurance policy from
Northwestern Mutual Life Insurance Company insuring the Employees life pursuant to a retirement plan for the Employee's benefit. Employee is fully vested therein. CHEFS agrees to continue to pay the premiums on this policy during the term of the Contract.
4.           TERMINATION OF EMPLOYMENT
             4.1 Death - If Employee dies while this Contract is in effect, on the date of his death, this Contract shall terminate and no further amounts and benefits will be required to be paid or made available hereunder after the date of his death, except that the rights to the policy referred to in paragraph 3.4 and all proceeds therefrom shall be transferred to Employee's designated beneficiaries other than amounts to be retained by CHEFS in reimbursement of aggregate premiums thereunder paid by CHEFS.
             4.2 Disability - If the Employee becomes Totally Disabled during the term of this Contract so that he can no longer devote at least 75% of his working time to CHEFS' business, CHEFS may terminate Employee's employment by written notice to him. In such event and after such effective date of termination, no further amounts and benefits required to be paid or made available hereunder after such termination will be paid or made available except that any disability policy then in effect with respect to the Employee shall be assigned to him and all rights to the policy referred to in paragraph 3.4 shall be transferred to the Employee.
             4.3 Termination by CHEFS "Without Cause" - If CHEFS terminates this Contract without cause, in lieu of all amounts and benefits required to be paid or made available hereunder after such termination, CHEFS

             (i) shall pay the Employee severance pay equal to the salary due for the remaining term of this Contract. Such severance payment shall be paid in a lump sum or weekly at the Employee's option;
             (ii) shall pay the Employee's medical or health benefits for the remaining term of the contract or for one year, whichever is greater;
             (iii) shall transfer title to the Company car to the Employee at no cost to Employee; and (iv) shall transfer all rights to the policy referred to in paragraph 3.4 to Employee. 4.4 Termination by CHEFS "For Cause" - If CHEFS terminates this Contract "For Cause,"
no further benefits of any kind will be paid to the Employee. For purposes of this Contract, "For Cause" means (i) conviction of, or a plea of nolo contendere with respect to a felony involving fraud or dishonesty or any other crime for which a term of imprisonment in excess of one (1) year could be imposed; or (ii) Employee's material breach of any of the terms of this Employment Contract which material breach is not cured within 90 days after receipt of written notice from CHEFS to Employee; or (iii) judgment consented to by or rendered against the Employee on which any regulatory licensor of CHEFS or any subsidiary bases a threatened license revocation.
             4.5 Voluntary Termination by Employee Due to "Change in Control" - If the Employee elects to terminate this Contract due to a "Change in Control" of CHEFS (which option may be elected by the Employee by written notice given within 30 days after a "Change in Control"), in lieu of all amounts and benefits required to be paid or made available hereunder after such termination, CHEFS
             (i) shall pay the Employee severance pay equal to six months of salary at the annual rate then in effect. Such severance payment shall be paid in a lump sum or weekly at the Employee's option;
             (ii) shall pay the Employee's medical or health benefits until the Employee obtains comparable coverage, but for not more than six months;
             (iii) shall transfer title to the Company car to the Employee at no cost to Employee; and (iv) shall transfer all rights to the policy referred to in paragraph 3.4 to Employee.
For purposes of this  Contract,  "Change of Control" means with respect to CHEFS
(i) any "person" (as such term is defined in Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) who is not as of the date of this Contract, a more than 10% "beneficial owner" (as defined in Rule

 13d-3 under the Exchange Act) of the voting power of CHEFS' outstanding securities, becoming directly or indirectly, the "beneficial owner" of securities of CHEFS representing 20% or more of the combined voting power of CHEFS' then outstanding securities; or (ii) during any period of two (2) consecutive years during the term of this Contract, individuals who at the beginning of such period constituted CHEFS' Board of Directors and any new director whose election by the Board of nomination for election by the CHEFS shareholders was approved by a vote of at least two-thirds (2/3) of the directors then still in office, who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority of CHEFS' Board of Directors.
5.           RENEWAL PROVISIONS
             This Employment Contract shall renew automatically for up to five consecutive additional one-year terms (the "Renewal Years") commencing at the end of the Initial Term, unless no later than six calendar months prior to the conclusion of the Initial Term or of any subsequent one-year term, either party hereto gives notice to the other party that he or it does not desire such renewal. For the first Renewal Year, if the Contract continues in effect, the Employee's annual salary hereunder shall be increased (but never decreased) by the same percentage increase as the percentage increase in the Consumer Price Index, All Items for the New York metropolitan area, from the date of this Contract to the first day of such first Renewal Year. Employee's annual salary shall be similarly increased (but never decreased) for each subsequent Renewal Year based on the percentage increase in the said Consumer Price Index from the first day of the immediately preceding Renewal Year to the first day of the subsequent Renewal Year.
6.           MISCELLANEOUS
             6.1      New Jersey law shall govern this Contract.
             6.2 This Contract shall not be modified or rescinded except in a writing signed by both parties hereto.
             6.3 This Contract shall be binding on the parties hereto and their respective successors and assigns.

             6.4 Any notice or other communication required or permitted to be given hereunder shall be in writing and shall be deemed to have been given when received after delivery by hand, or two (2) business days after sending by recognized overnight delivery services such as Federal Express, or mailed by registered or certified mail, return receipt requested; if to CHEFS or to the Employee, at the address set forth on the first page of this Contract, or to such other address as the recipient party shall designate by notice to the other party in the manner specified herein.
             6.5 Any dispute or controversy arising from or relating to this Contract shall be decided by arbitration in New York City in accordance with the commercial rules and regulations of the American Arbitration Association and the parties hereto hereby consent to such jurisdiction.
             IN WITNESS WHEREOF, the parties hereto have each duly executed this Contract as of the date first above written.
                                                         EMPLOYER:

                            CHEFS INTERNATIONAL, INC.

                                        By________________________________
                                            James Fletcher, Vice President

                                                         EMPLOYEE:

                                  ----------------------------------
                                                         Anthony Papalia

                                                       Exhibit 10.9

                             Employment Agreement dated as of December 19, 1995
                                             between Chefs and Martin Fletcher

                                                    EMPLOYMENT CONTRACT
             This Employment Contract (the "Contract") is made and entered into as of the 19th day of December, 1995 by and between Chefs International, Inc., a Delaware corporation with its principal offices at 62 Broadway, Point Pleasant Beach, New Jersey 08742 ("CHEFS") and Martin Fletcher, an individual residing at 397 Clark Drive, Brick, New Jersey 08724 (the "Employee").
                                                        WITNESSETH:
             WHEREAS CHEFS desires to employ the Employee in the capacity and on the terms and conditions herein set forth; and
             WHEREAS the Employee agrees to be employed by CHEFS and to serve in such capacity on said terms and conditions;
             NOW, THEREFORE, in consideration of the mutual covenants herein contained and intending to be legally bound hereby, the parties hereto agree as follows:
1.           EMPLOYMENT
             CHEFS hereby agrees to employ the Employee and the Employee hereby accepts employment on a full-time basis as controller of CHEFS. In that capacity, Employee shall perform such duties as are typical or appropriate in such capacity of employment, subject to and under the direction of CHEFS' chief executive officer and/or Board of Directors. In addition, the Employee shall perform such other duties for CHEFS as CHEFS may reasonably request, or as may be necessary or desirable in performing or carrying out the intention of this Contract. Without additional compensation, the Employee shall also serve in such executive officerships, if elected, and shall provide such services for, and consult with and advise such corporations (including subsidiaries) affiliated with CHEFS as CHEFS may from time-to-time reasonably specify.

2.           TERM OF EMPLOYMENT
             The employment of the Employee pursuant to this Contract shall commence on December 19,
1995 and shall end in January 1999 at the end of the third year of CHEFS' three complete fiscal years next
succeeding the current fiscal year which ends on January 28, 1996 (the "Initial Term"). The term of this
Contract shall also be subject to renewal pursuant to Section 5 herein.
3.           COMPENSATION
             During the period that this Contract is in effect, CHEFS shall pay Employee and provide him with the following benefits as compensation for all of his services to be rendered hereunder:
             3.1      Salary - $87,000 per annum.
             3.2 Automobile - Employee shall be provided by CHEFS with an automobile for his use with CHEFS paying all insurance, operating, maintenance and repair costs.
             3.3 Employee Benefit Plans - CHEFS will provide the Employee with participation on an equitable basis in any employee benefit plan established for senior management of CHEFS or any of its subsidiaries.
             3.4 Split-Dollar Policy - CHEFS has purchased a split-dollar insurance policy from
Northwestern Mutual Life Insurance Company insuring the Employee's life pursuant to a retirement plan for
the Employee's benefit. Employee is fully vested therein. CHEFS agrees to continue to pay the premiums on this policy during the term of the Contract.
4.           TERMINATION OF EMPLOYMENT
             4.1 Death - If Employee dies while this Contract is in effect, on the date of his death, this Contract shall terminate and no further amounts and benefits will be required to be paid or made available hereunder after the date of his death, except that the rights to the policy referred to in paragraph 3.4 and all proceeds therefrom shall be transferred to Employee's designated beneficiaries other than amounts to be retained by CHEFS in reimbursement of aggregate premiums thereunder paid by CHEFS.

             4.2 Disability - If the Employee becomes Totally Disabled during the term of this Contract so that he can no longer devote at least 75% of his working time to CHEFS' business, CHEFS may terminate Employee's employment by written notice to him. In such event and after such effective date of termination, no further amounts and benefits required to be paid or made available hereunder after such termination will be paid or made available except that any disability policy then in effect with respect to the Employee shall be assigned to him and all rights to the policy referred to in paragraph 3.4 shall be transferred to the Employee.
             4.3 Termination by CHEFS "Without Cause" - If CHEFS terminates this Contract without cause, in lieu of all amounts and benefits required to be paid or made available hereunder after such termination, CHEFS
              (i) shall pay the Employee severance pay equal to the salary due for the remaining term of this Contract. Such severance payment shall be paid in a lump sum or weekly at the
 Employee's option;
             (ii) shall pay the Employee's medical or health benefits for the remaining term of the contract or for one year, whichever is greater;
             (iii) shall transfer title to the Company car to the Employee at no cost to Employee; and (iv) shall transfer all rights to the policy referred to in paragraph 3.4 to Employee. 4.4 Termination by CHEFS "For Cause" - If CHEFS terminates this Contract "For Cause,"
no further benefits of any kind will be paid to the Employee. For purposes of this Contract, "For Cause" means (i) conviction of, or a plea of nolo contendere with respect to a felony involving fraud or dishonesty or any other crime for which a term of imprisonment in excess of one (1) year could be imposed; or (ii) Employee's material breach of any of the terms of this Employment Contract which material breach is not cured within 90 days after receipt of written notice from CHEFS to Employee; or (iii) judgment consented to by or rendered against the Employee on which any regulatory licensor of CHEFS or any subsidiary bases a threatened license revocation.

             4.5 Voluntary Termination by Employee Due to "Change in Control" - If the Employee elects to terminate this Contract due to a "Change in Control" of CHEFS (which option may be elected by the Employee by written notice given within 30 days after a "Change in Control"), in lieu of all amounts and benefits required to be paid or made available hereunder after such termination, CHEFS
              (i) shall pay the Employee severance pay equal to six months of salary at the annual rate then in effect. Such severance payment shall be paid in a lump sum or weekly at the Employee's option;
             (ii) shall pay the Employee's medical or health benefits until the Employee obtains comparable coverage, but for not more than six months;
             (iii) shall transfer title to the Company car to the Employee at no cost to Employee; and (iv) shall transfer all rights to the policy referred to in paragraph 3.4 to Employee.
For purposes of this  Contract,  "Change of Control" means with respect to CHEFS
(i) any "person" (as such term is defined in Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) who is not as of the date of this Contract, a more than 10% "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act) of the voting power of CHEFS' outstanding securities, becoming directly or indirectly, the "beneficial owner" of securities of CHEFS representing 20% or more of the combined voting power of CHEFS' then outstanding securities; or (ii) during any period of two (2) consecutive years during the term of this Contract, individuals who at the beginning of such period constituted CHEFS' Board of Directors and any new director whose election by the Board of nomination for election by the CHEFS shareholders was approved by a vote of at least two-thirds (2/3) of the directors then still in office, who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority of CHEFS' Board of Directors.

5.           RENEWAL PROVISIONS
             This Employment Contract shall renew automatically for up to five consecutive additional one-year terms (the "Renewal Years") commencing at the end of the Initial Term, unless no later than six calendar months prior to the conclusion of the Initial Term or of any subsequent one-year term, either party hereto gives notice to the other party that he or it does not desire such renewal. For the first Renewal Year, if the Contract continues in effect, the Employee's annual salary hereunder shall be increased (but never decreased) by the same percentage increase as the percentage increase in the Consumer Price Index, All Items for the New York metropolitan area, from the date of this Contract to the first day of such first Renewal Year. Employee's annual salary shall be similarly increased (but never decreased) for each subsequent Renewal Year based on the percentage increase in the said Consumer Price Index from the first day of the immediately preceding Renewal Year to the first day of the subsequent Renewal Year.
6.           MISCELLANEOUS
             6.1      New Jersey law shall govern this Contract.
             6.2 This Contract shall not be modified or rescinded except in a writing signed by both parties hereto.
             6.3 This Contract shall be binding on the parties hereto and their respective successors and assigns.
             6.4 Any notice or other communication required or permitted to be given hereunder shall be in writing and shall be deemed to have been given when received after delivery by hand, or two (2) business days after sending by recognized overnight delivery services such as Federal Express, or mailed by registered or certified mail, return receipt requested; if to CHEFS or to the Employee, at the address set forth on the first page of this Contract, or to such other address as the recipient party shall designate by notice to the other party in the manner specified herein.

             6.5 Any dispute or controversy arising from or relating to this Contract shall be decided by arbitration in New York City in accordance with the commercial rules and regulations of the American Arbitration Association and the parties hereto hereby consent to such jurisdiction.
             IN WITNESS WHEREOF, the parties hereto have each duly executed this Contract as of the date first above written.
                                                         EMPLOYER:

                            CHEFS INTERNATIONAL, INC.


                                              By_______________________________
                                                    Anthony Papalia, President

                                                         EMPLOYEE:

                                                 ------------------------------
                                                         Martin Fletcher

                                                       Exhibit 10.10

                                Consulting Agreement dated as of October 2, 1995
                                   between Chefs and M&M Creative Services, Inc.
PAGE>

                                                   CONSULTING AGREEMENT
             This Consulting Agreement (the "Agreement") is made and entered into effective as of October 2, 1995 by and between Chefs International, Inc., a Delaware corporation with its principal offices at 62 Broadway, Point Pleasant Beach, New Jersey 08742 ("CHEFS") and M&M Creative Services, Inc., a New Jersey corporation with a principal place of business at 22 Monroe Drive, Marlboro, New Jersey 08742 ("M&M").
                                                        WITNESSETH:
             WHEREAS CHEFS desires to retain M&M and its principal employee, Jack Mariucci to provide CHEFS with marketing, advertising and similar promotional services on the terms and conditions herein set forth; and
             WHEREAS M&M agrees to be retained by CHEFS and to provide its services including those of its principal employee, Jack Mariucci, on said terms and conditions;
             NOW, THEREFORE, in consideration of the mutual covenants herein contained and intending to be legally bound hereby, the parties hereto agree as follows:
1.           RETENTION AS A CONSULTANT
             CHEFS hereby agrees to retain M&M and M&M hereby agrees to serve CHEFS as a consultant providing marketing, advertising and similar promotional services (the "Promotion Services") to CHEFS and in connection therewith, to have Mr. Mariucci devote in each calendar month, not less than 10% of his working time in providing the Promotion Services. The Promotion Services shall be rendered as directed by CHEFS' Board of Directors and shall promote CHEFS as a publicly owned corporation, its restaurant chain and the products of its Mister Cookie Face subsidiary. 2. TERM
             The term of this Agreement shall commence on October 2, 1995 and shall end in January 1999 at the end of the third year of CHEFS' three complete years succeeding CHEFS fiscal year which ends on January 28, 1996 (the "Initial Term"). The term of this Agreement shall also be subject to renewal pursuant to
Section 5 herein.

3.           COMPENSATION
             During the period that this Agreement is in effect, CHEFS shall pay M&M the sum of Three
Thousand ($3,000) Dollars per calendar month in full compensation for its (and Mr. Mariucci's) services hereunder.
4.           TERMINATION OF CONSULTING AGREEMENT
             Anything to the contrary herein contained notwithstanding, this Agreement shall terminate;
             a)  upon the death or disability of Mr. Mariucci; or
             b) with respect to Mr. Mariucci or any other employee of M&M, upon his or her conviction of, or his or her plea of nolo contendere with respect to a felony involving fraud or dishonesty or any other crime for which a term of imprisonment in excess of one (1) year could be imposed, or upon a judgment being consented to by or rendered against any such employee on which any regulatory licensor of CHEFS
or any subsidiary bases a threatened license revocation.
5.           RENEWAL PROVISIONS
             This Consulting Agreement shall renew automatically for up to five consecutive additional one-year terms (the "Renewal Years") commencing at the end of the Initial Term, unless no later than six (6) calendar months prior to the conclusion of the Initial Term or of any subsequent one-year term, either party hereto gives notice to the other party that it does not desire such renewal.
6.           MISCELLANEOUS
             6.1      New Jersey law shall govern this Agreement.
             6.2 This Agreement shall not be modified or rescinded except in a writing signed by both parties hereto.
             6.3 This Agreement shall be binding on the parties hereto and their respective successors and assigns.

             6.4 Any notice or other communication required or permitted to be given hereunder shall be in writing and shall be deemed to have been given when received after delivery by hand, or two (2) business days after sending by recognized overnight delivery services such as Federal Express, or mailed by registered or certified mail, return receipt requested; if to CHEFS or to M&M, at the address set forth on the first page of this Agreement, or to such other address as the recipient party shall designate by notice to the other party in the manner specified herein.
             6.5 Any dispute or controversy arising from or relating to this Agreement shall be decided by arbitration in New York City in accordance with the commercial rules and regulations of the American Arbitration Association and the parties hereto hereby consent to such jurisdiction.
             IN WITNESS WHEREOF, the parties hereto have each duly executed this Agreement as of the date first above written.

                            CHEFS INTERNATIONAL, INC.


                                        By:________________________________
                                           Anthony Papalia, President
                                            M&M CREATIVE SERVICES, INC.


                                       by_________________________________
                                                Marie Mariucci, President
CONSENTED TO:---------------------------
Jack Mariucci (Individually)

                                                       Exhibit 10.11

                                ock Option Agreement dated as of October 3, 1994
                                         between Chefs and Anthony Papalia.

                                                                 STOCK    OPTION
                                                                 AGREEMENT  made
                                                                 as of this  3rd
                                                                 day of October,
                                                                 1994    between
                                                                 CHEFS
                                                                 INTERNATIONAL,
                                                                 INC.,         a
                                                                 Delaware
                                                                 Corporation
                                                                 (hereinafter
                                                                 referred  to as
                                                                 the  "Company")
                                                                 and     Anthony
                                                                 Papalia
                                                                 residing at 813
                                                                 W.       Laurel
                                                                 Avenue,   Point
                                                                 Pleasant Beach,
                                                                 N.J.      08742
                                                                 (hereinafter
                                                                 referred  to as
                                                                 the "Optionee).



             Pursuant to a determination by the Board of Directors of the Company ratified by the Company's stockholders on October 3, 1994 (hereinafter referred to as the "Date of Grant") , the Company desires, in connection with the service of the Optionee as a member of the Company's senior management, to provide the Optionee with an opportunity to acquire Common Stock, par value $.0l per share (hereinafter referred to as "Common Stock"), of the Company on favorable terms and hereby increase his proprietary interest in the continued progress and success of the business of the Company.

             NOW, THEREFORE, in consideration of the premises, the mutual covenants herein set forth and other good and valuable consideration, the Company and the Optionee hereby agree as follows:

             1. Confirmation of Grant of Option. The Company hereby confirms that the Optionee has been irrevocably granted on the Date of Grant as a matter of inducement and agreement, and in addition to and not in lieu of salary or other compensation for services, the right to purchase (hereinafter referred to as the "Option") an aggregate of 162,500 shares of Common Stock on the terms and conditions herein set forth, subject to adjustment as provided in Section 9 hereof.

             2. Purchase Price. The purchase price of shares of Common Stock covered by the Option will be $1.25 per share, being not less than the fair market value of a share of
 Common Stock on the Date
of Grant.

             3. Exercise of Option. The Option may be exercised in whole or in part, at any time commencing on the Date of Grant and prior to the expiration of five years from the Date of Grant. The Option may be exercised, as provided in this Section 3, by notice and payment to the Company as provided in Sections 11 and 12 hereof.

             4. Term of Option. The term of the Option will be a period of five years from the Date of Grant, subject to earlier termination or cancellation as provided in this Agreement. Except as otherwise provided in Sections 6 and 7 hereof, the Option will not be exercisable unless the Optionee shall, at the time of exercise, be serving as an officer, director or employee of the Company or one of its subsidiaries. As used in this Agreement, the term "subsidiary" refers to and includes each "subsidiary corporation" within the meaning of the term as defined in Section 425(f) of the Internal Revenue Code of 1954, as amended.

                      The holder of the Option will not have any rights to dividends or any other rights of a shareholder with respect to any shares of Common Stock subject to the Option until such shares shall have been issued to him (as evidenced by the appropriate entry on the books of a duly authorized transfer agent of the Company, provided that the date of issue shall not be earlier than the Closing Date with respect to such shares pursuant to Section 11 hereof) upon purchase of such shares upon exercise of the Option.

             5. Non-transferability of Option. The Option will not be transferable otherwise than by will or by the laws of descent and distribution, and the Option may be exercised during the lifetime of the Optionee only by him. More particularly, but without limiting the generality of the foregoing, the Option may not be assigned, transferred (except as provided in the next preceding sentence) or otherwise disposed of, or pledged or hypothecated in any way (whether by operation of law or otherwise), and shall not be subject to execution, attachment or other process. Any assignment, transfer, pledge, hypothecation or other disposition of the Option attempted contrary to the provisions of this Agreement, or any levy of execution, attachment or other process attempted upon the Option, will be null and void and without effect. Any attempt to make any such assignment, transfer, pledge, hypothecation or other disposition of the Option or any attempt to make any such levy or execution, attachment or other process will cause the Option to terminate immediately upon the happening of any such event if the Board of Directors of the Company, at any time, should, in its sole discretion, so elect, by written notice to the Optionee or to the person then entitled to exercise the Option upon the provisions of Section 7 hereof; provided, however, that any such termination of the Option under the foregoing provisions of this Section 5 will not prejudice any rights or remedies which the Company or any subsidiary may have under this Agreement or otherwise.

             6. Exercise Upon Cessation of Service. If the Optionee ceases to serve as an officer, director or employee of the Company or of any of its subsidiaries for any reason whatsoever except as provided in Section 7 hereof with respect to death or permanent disability, or as provided in Section 8 hereof with respect to termination for cause, the Option may, subject to the provisions of Sections 5 and 8, be exercised to the extent the Optionee would have been entitled under Section 3 hereof to exercise the Option on the date next preceding the date of termination of such service, by the Optionee at any time during the period ending one month after the termination of such service, at the end of which period the Option shall terminate. In no event may the Option be exercised after the expiration of the term provided in Section 4 hereof.

                   The Option will not be affected by any change of duties or position of the Optionee so long as he continues to be an officer, director or employee of the Company or any subsidiary. If the Optionee is granted a temporary leave of absence, such leave of absence will be deemed a continuation of his service with the Company or any subsidiary for the purposes of this Option Agreement, but only if and so long as the Company or the subsidiary consents thereto. Retirement, whether or not pursuant to any retirement or pension plan of the Company or any subsidiary, will be deemed to be a termination of service for all purposes of this Agreement.

             7. Exercise Upon Death or Permanent Disability. If the Optionee dies or becomes permanently disabled while he is serving as an officer, director or an employee of the Company or any subsidiary, the Option may, subject to the provisions of Sections 5 and 8 hereof, be exercised to the extent the Optionee would have been entitled under Section 3 hereof to exercise the Option on the day next preceding the date of his death or permanent disability, by the estate of the Optionee or by the person or persons (including the estate of any such person or persons who have died) who acquire the right to exercise the Option by bequest or inheritance or by reason of the death of the Optionee (or by reason of the death of any person or persons entitled to exercise the Option pursuant to this Section 7), or by the Optionee in the event of his permanent disability, at any time within the period ending one year after the death or permanent disability of the Optionee, at the end of which period the Option shall terminate. In no event may the Option be exercised after the expiration of the term provided in Section 4 hereof.

             8. Service. The Optionee will serve the Company or a subsidiary in good faith and use his best efforts to promote its interests. The service rendered shall be in such capacity or capacities and at such rate of compensation as the Company or such subsidiary shall from time to time in its discretion determine, except as may otherwise be provided. If the Optionee violates the provisions of this Section 8 without the express written consent of the Company or such subsidiary, or if his service is terminated with the Company or any of its subsidiaries by the Board of Directors of the Company for cause, the Option will thereupon immediately terminate without prejudice to any rights or remedies which the Company or such subsidiary may have against the Optionee under this Agreement or otherwise.

             9. Adjustments. In the event of a stock dividend, stock split-up, share combination, exchange of shares, recapitalization, merger, consolidation, acquisition, or disposition of property or shares, reorganization, liquidation or other similar changes or transactions, of or by the Company, the Board of Directors of the Company or the Board of Directors of any corporation which merges with, or acquires the stock or assets of, the Company shall make such adjustment of the number and class of shares then covered by the Option, or of the option price, or both, as it shall in its sole judgment, deem appropriate to give proper effect to such event.

             10. Registration. The Optionee understands that neither the Option nor the shares of Common Stock subject thereto and issuable upon the exercise thereof are registered under the Securities Act of 1933, as amended. The Optionee represents that the Option is being acquired by him and that such shares of Common Stock will be acquired by him for investment, without any present intention of selling or otherwise disposing of all or any part of the Common Stock.

             11.      Method of Exercise of Option.   Subject to the terms and
 conditions of this Agreement,
the Option will be exercisable by notice and payment to the Company in accordance with the procedure
prescribed herein.  Each such notice shall:

                      (a) state the election to exercise the Option and the number of shares in respect of which it is being exercised;

                      (b) contain a representation and agreement as to investment intent with respect to such shares in form satisfactory to the Company's counsel; and (c) be signed by the person or persons entitled to exercise the Option, and, if the Option is being exercised by any person or persons other than the Optionee, be accompanied by proof, satisfactory to counsel for the Company of the right of such person or persons to exercise the Option.

                      Upon the receipt of such notice, the Company will specify, by written notice to the person or persons exercising the Option, a date and time (such date and time being herein called the Closing Date) and place for payment of the full purchase price of such shares, The Closing Date will not be more than fifteen days from the date the notice of exercise is received by the Company unless another date is agreed upon by the Company and the person exercising the Option or is required upon advice of counsel for the Company in order to meet the requirement of
Section 13 hereof.

                      Payment of the purchase price of any shares of Common Stock, in respect of which the Option shall be exercised, will be made by such person or persons at the place specified by the Company on or before the Closing Date by delivering to the Company a check (fully collectable) payable to the order of the Company. The Option will be deemed to have been exercised with respect to any particular shares of Common Stock, if, and only if, the preceding provisions of this
Section 11 and the provisions
of Section 12 hereof shall have been complied with, in which event the Option will be deemed to have been exercised on the Closing Date. Anything in this Agreement to the contrary notwithstanding, any notice of exercise given pursuant to the provisions of this Section 11 will be void and of no effect if all the preceding provisions of this Section 11 and the provisions of Section 13 shall not have been complied with. The certificate or certificates for shares of Common Stock as to which the Option shall be exercised will be registered in the name of the person or persons exercising the Option and will be delivered on the Closing Date to the person or persons exercising the Option at the place specified for the closing, but only upon compliance with all of the provisions of this Agreement.

             12. Notices. Each notice relating to this Agreement will be in writing and delivered in person or by certified mail to the proper address. All notices to the Company shall be addressed to it at its office at 62 Broadway, Point Pleasant Beach, New Jersey 08742, attention of the President. All notices to the Optionee or other person or persons then entitled to exercise the Option shall be addressed to the Optionee or such other person or persons at the Optionee's address below specified. Anyone to whom a notice may be given under this Agreement may designate a new address by notice to that effect.

             13. Approval of Counsel. The exercise of the Option and the issuance and delivery of shares of Common Stock pursuant thereto shall be subject to approval by the Company's counsel of all legal matters in connection therewith, including compliance with the requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder, and the requirements of any stock exchange upon which the Common Stock may then be listed.

             14. Reservation of Shares. The Company shall at all times during the term of the Option reserve and keep available such number of shares of the class of stock then subject to the Option as will be sufficient to satisfy the requirements of this Agreement.

             15. Limitation of Action. The Optionee acknowledges that every right of action accruing to him and arising out of or in connection with this Agreement against the Company or a subsidiary will, irrespective of the place where an action may be brought, cease and be barred by the expiration of three years from the date of the act or omission in respect of which such right of action arises.

             16. Resale of Common Stock. Upon any sale or transfer of the Common Stock purchased upon exercise of the Option, the Optionee shall deliver to the Company an opinion of counsel satisfactory to the Company to the effect that either (i) the Common Stock to be so sold or transferred has been registered under the Securities Act of 1933, as amended, and that there is in effect a current prospectus meeting the requirements of Subsection 10(a) of said Act which is being or will be delivered to the purchaser or transferee at or prior to the time of delivery of the certificates evidencing the Common Stock to be sold or transferred, or (ii) such Common Stock may then be sold without violating Section 5 of said Act.

             17. Legending of Certificates. The certificates for the Common Stock issued upon exercise of this option shall bear a legend substantially similar to the following legend:

                      THE SHARES EVIDENCED BY THIS CERTIFICATE MAY NOT BE SOLD, TRANSFERRED, PLEDGED, HYPOTHECATED OR OTHERWISE DISPOSED OF UNLESS THEY HAVE FIRST BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR UNLESS, IN THE OPINION OF COUNSEL FOR THE COMPANY, SUCH REGISTRATION IS NOT REQUIRED.

In  addition,   stop  transfer   instructions   will  be  issued   against  such
certificates.

             18. Benefits of Agreement. This Agreement will inure to the benefit of and be binding upon each successor and assign of the Company. All obligations imposed upon the Optionee and all rights granted to the Company under this Agreement will be binding upon the Optionee's heirs, legal representatives and successors.

             IN WITNESS WHEREOF, the Company has caused this Agreement to be executed in its name by its President or a Vice-President and its corporate seal to be hereunto affixed and attested by its Secretary or one of its Assistant Secretaries and the Optionee has hereunto set his hand and seal all as of the day, month and year first above written.

                                                       CHEFS INTERNATIONAL, INC.

                                           By:________________________________
                                                 James Fletcher, Vice President

ATTEST:

- - -------------------------------
Secretary

                                                                (L.S.)
                                 Optionee                       Anthony Papalia
                                                          812 W. Laurel Avenue

                                                 Point Pleasant Beach, NJ  08742
                                                           (Address of Optionee)