Form 10-Q
period 1996-04-28
CHEFS INTERNATIONAL INC
filed 1996-06-11
CIK 201424

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q


(Mark One)
( X  ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                      SECURITIES EXCHANGE ACT
                                    OF 1934
                 For the quarterly period ended APRIL 28, 1996

                                      OR

(    ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
        EXCHANGE ACT
                                    OF 1934
      For the transition period from _________________ to _______________

                         Commission file number 0-8513

                           CHEFS INTERNATIONAL, INC.
- -------------------------------------------------------------------

            (Exact name of registrant as specified in its charter)

             DELAWARE                                 22-2058515
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

                 62 Broadway, Point Pleasant Beach, NJ   08742
                   (Address of principal executive offices)

(Registrant's telephone number, including area code)            (908) 295-0350
                                                      -------------------------


- -------------------------------------------------------------------

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

                   Class                     Outstanding Shares at June 5, 1996
- -------------------------------------------------------------------------------
Common Stock, $.01 par value                            13,466,319

                           CHEFS INTERNATIONAL, INC.

                                   I N D E X





PART I   FINANCIAL INFORMATION                         PAGE NO.

         Consolidated Balance Sheets -                   1 - 2
         April 28, 1996 and January 28, 1996

         Consolidated Statements of Operations -           3
         Three Months Ended April 28, 1996 and
         April 30, 1995

         Consolidated Statements of Cash Flows -         4 - 5
         Three Months Ended April 28, 1996 and
         April 30, 1995

         Notes to Consolidated Financial Statements        6

         Management's Analysis of Three Months' Income   7 - 8
         Statement


PART II  OTHER INFORMATION                                 9

                        PART I  - FINANCIAL INFORMATION

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
- -------------------------------------------------------------------



                                             April 28, 1996   January 28, 1996
                                               (Unaudited)
Assets:
Current Assets:
  Cash and Cash Equivalents                     $989,876          $1,411,154
  Investments                                    250,000            350,000
  Accounts Receivable [Net of Allowance of $47,035
    and $15,000 Respectively]                    683,592            494,326
  Miscellaneous Receivables                      127,935            102,714
  Inventories                                   2,158,792         1,890,309
  Prepaid Expenses                               198,882            131,235
                                                --------          ---------

  Total Current Assets                          4,409,077         4,379,738
                                                ---------         ---------

Property, Plant and Equipment - At Cost         19,782,302        19,032,083

Less: Accumulated Depreciation                  6,813,972         6,543,545
                                                ---------         ---------

  Property, Plant and Equipment - Net           12,968,330        12,488,538
                                                ----------        ----------

Other Assets:
  Investments                                    406,000            356,000
  Goodwill - Net                                1,196,914         1,221,448
  Liquor Licenses - Net                          746,176            752,347
  Due from Employees                               4,195              5,818
  Due from Related Parties                        10,251             11,782
  Deposits and Other Assets                       55,778             92,954
                                                --------          ---------

  Total Other Assets                            2,419,314         2,440,349
                                                ---------         ---------

  Total Assets                                  $19,796,721       $19,308,625
                                                ===========       ===========



The accompanying notes are an integral part of these financial statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
- -------------------------------------------------------------------



                                             April 28, 1996   January 28, 1996
                                               (Unaudited)
Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                              $1,579,909        $1,105,537
  Accrued Payroll                                146,014            144,487
  Accrued Expenses                               613,268            563,768
  Notes and Mortgages Payable to Banks           508,500            408,500
  Capital Lease Obligations - Current             81,495             86,344
  Other Liabilities                              168,345            228,695
                                                --------          ---------

  Total Current Liabilities                     3,097,531         2,537,331
                                                ---------         ---------

Long-Term Debt:
  Due to Related Party                            74,857             74,857
  Notes and Mortgages Payable to Banks          1,647,666         1,341,500
  Capital Lease Obligations - Long-Term          169,596            188,797
                                                --------          ---------

  Total Long-Term Debt                          1,892,119         1,605,154
                                                ---------         ---------

Other Liabilities                                 82,396             82,396
                                                --------          ---------

Commitments and Contingencies                         --                 --
                                                --------          ---------

Stockholders' Equity:
  Capital Stock - Common, $.01 Par Value, Authorized 50,000,000
    Shares; Issued and Outstanding 13,466,319 and
    13,466,243, Respectively                     134,663            134,662

  Additional Paid-in Capital                    32,214,706        32,214,707

  Accumulated [Deficit]                         (17,624,694)      (17,265,625)
                                                -----------       -----------

  Total Stockholders' Equity                    14,724,675        15,083,744
                                                ----------        ----------

  Total Liabilities and Stockholders' Equity    $19,796,721       $19,308,625



The accompanying notes are an integral part of these financial statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
- -------------------------------------------------------------------


                               Three Months Ended
                          April 28, 1996 April 30, 1995

Sales                                        $6,986,213      $8,499,726

Cost of Goods Sold                           3,341,049       4,073,364
                                             ---------       ---------

  Gross Profit                               3,645,164       4,426,362
                                             ---------       ---------

Operating Expenses [Income]:
  Payroll and Related Expenses               1,207,526       1,305,777
  Other Operating Expenses                   1,754,995       2,009,955
  Depreciation and Amortization                302,214         332,626
  General and Administrative Expenses          722,029         653,589
                                             ---------       ---------

  Total Operating Expenses                   3,986,764       4,301,947
                                             ---------       ---------

  Income [Loss] from Operations               (341,600)        124,415
                                             ---------       ---------

Other Income [Expense]:
  Interest Expense                             (42,945)        (57,535)
  Interest Income                               25,476          23,223
                                             ---------       ---------

  Total Other [Expense] - Net                  (17,469)        (34,312)
                                             ---------       ---------

  Income [Loss] Before Taxes                  (359,069)         90,103

  Provision for Income Taxes                        --              --
                                             ---------       ---------

  Net Income [Loss]                          $(359,069)      $  90,103
                                             =========       =========

  Net Income [Loss] Per Share                $    (.03)      $     .01
                                             =========       =========

Weighted Average Shares                      13,466,319      13,459,576
                                             ==========      ==========


The accompanying notes are an integral part of these financial statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
- -------------------------------------------------------------------


                               Three Months Ended
                          April 28, 1996 April 30, 1995

Operating Activities:
  Net Income [Loss]                          $(359,069)      $ 90,103
                                             ---------       --------
  Adjustments to Reconcile Net Income [Loss] to Net Cash
    Provided by Operating Activities:
    Depreciation and Amortization              302,214         332,626

  Change in Assets and Liabilities:
    [Increase] Decrease in:
     Inventories                              (268,483)       (211,901)
     Prepaid Expenses                          (67,647)        (22,457)
     Other Assets                               40,330         (32,789)
     Accounts Receivable                      (189,266)      (1,022,530)
     Miscellaneous Receivable                  (25,221)          6,148

    Increase [Decrease] in:
     Accounts Payable                          474,372         299,083
     Accrued Expenses and Other Liabilities     (9,324)        409,124

    Total Adjustments                          256,975        (242,696)
                                             ---------       ---------

  Net Cash - Operating Activities             (102,094)       (152,593)
                                             ---------       ---------

Investing Activities:
  Capital Expenditures                        (751,301)       (376,093)
  Sale or Redemption of Investments             50,000              --
                                             ---------       ---------

  Net Cash - Investing Activities             (701,301)       (376,093)
                                             ---------       ---------

Financing Activities:
  Repayment of Debt                            (92,883)       (563,072)
  Proceeds from Debt                           475,000         700,000
                                             ---------       ---------

  Net Cash - Financing Activities              382,117         136,928
                                             ---------       ---------

  Net Increase [Decrease] in Cash and Cash Equivalents(421,278)(391,758)

Cash and Cash Equivalents - Beginning of Periods1,411,154    1,408,957

  Cash and Cash Equivalents - End of Periods $ 989,876       $1,017,199
                                             =========       ==========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                                 $  38,945       $  46,876

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
  During fiscal 1996 the Company acquired equipment from a director/employee for an interest free note valued at $74,857.

The accompanying notes are an integral part of these financial statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- -------------------------------------------------------------------



NOTE 1: BASIS OF PRESENTATION


        The financial information included herein is unaudited, however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results of the interim period.


        The results of operations for the three month periods ended April 28, 1996 and April 30, 1995 are not necessarily indicative of the results to be expected for the full year.


NOTE 2: EARNINGS PER SHARE


        Earnings per share have been computed based on the weighted average of outstanding common shares.


NOTE 3: INCOME TAXES


        Effective January 1, 1993, the Company adopted FAS 109 "Accounting for Income Taxes." The Company has a deferred tax asset of approximately $5,205,600 arising from net operating loss carry forwards. However, due to the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carry forwards, an allowance of $5,205,600 has been established to offset this asset. The effect of adoption on current and prior financial statements is immaterial.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------


MANAGEMENT'S ANALYSIS OF THREE MONTH INCOME STATEMENT
- -------------------------------------------------------------------



RESULTS OF OPERATIONS
        For the quarter ended April 28, 1996, the Company realized a loss of $359,100 compared to income of $90,100 for the first quarter last year. Total sales for the quarter were $6,986,200, a decrease of $1,513,500 versus last year. Segment results are summarized below.

Restaurants
        Restaurant operations sustained a loss of $223,100 for the quarter ended April 28, 1996 compared to a loss of $75,200 for 1995. A majority of the loss can be attributed to $113,500 in start-up costs associated with the opening of "Garcia's", the Company's first Mexican restaurant which opened at the beginning of the second quarter. Restaurant sales for the first quarter were $3,834,900, a decrease of $304,800 versus 1995. The severe winter storms in the Northeast and the loss of sales of $155,800 at the Eatontown, New Jersey, LaCrepe restaurant which was closed in December of 1995, accounted for the sales decline.

        Gross profit was 66% of sales, the same as the first quarter of last year.

        Payroll and related expenses were 31.5% of sales, slightly higher than the 31.2% of sales in 1995. The main reasons for the increase was the decrease in sales and the payroll costs associated with the opening of "Garcia's". Other operating expenses were 23.6% of sales compared to 22.1% for 1995. The decrease in sales and "Garcia's" start-up costs account for the increase. Depreciation and amortization expenses were $14,200 less during the quarter ended April 28, 1996 primarily due to the fiscal 1996 year end write down of $171,000 of long-lived assets, primarily goodwill, resulting from the Company's adoption of Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of" (FASB 121). Administrative expenses were $53,500 higher this year primarily resulting from higher group health insurance costs of $18,000 and $31,000 in increased payroll and related expenses resulting from wage increases.

        Interest expense was $3,300 less during this year's first quarter due to debt reduction and lower interest rates offset by interest costs associated with a three-year $350,000 bank loan used to partially finance the renovation of "Garicia's". Interest income was essentially the same amount for the comparative periods.


Mister Cookie Face ("MCF")
        MCF sustained a loss of $135,900 for the quarter ended April 28, 1996 compared to income of $165,300 in 1995. Sales decreased by $1,208,700 to $3,151,300 primarily as a result of inadequate funding necessary to maintain market share through promotions and slotting fees for shelf space in supermarkets. The core six-pack sandwich business decreased during the first quarter and the new MCF product, "The Pail", introduced during the fourth quarter of fiscal 1996, has met with disappointing results. MCF has been able to introduce its products, primarily the singles (for sale in convenience stores), into a few new markets.

        Gross profit was 35% of sales this year compared to 38.4% last year. The primary reason for the decrease was higher promotional price discounts given to supermarket chains.

        Other operating expenses were 27% of sales in 1996 compared to 25.7% in 1995. The large drop in sales accounted for the increase because fixed operating expenses, such as slotting fees, were spread over much lower sales. Depreciation and amortization costs were $16,000 lower during this year's first quarter due to the fiscal 1996 year end write down of approximately $2,000,000 in goodwill in connection with the adoption of FASB 125. General and administrative expenses were $40,000 higher this year primarily due to increased payroll and related expenses of $26,000 and higher travel and entertainment costs of $17,000 due to increased marketing efforts including overseas.

        Interest expense was $11,300 lower due to a reduction in interest rates. The lower rates took effect in January 1996 when the Company was able to restructure MCF debt with its primary bank.

Liquidity and Capital Resources
        The Company's ratio of current assets to current liabilities was 1.42:1 at April 28, 1996, compared to 1.73:1 at the year ended January 28, 1996. Working capital decreased by $530,800 during the first quarter primarily due to the operational loss, capital expenditures of $751,300 and short-term borrowings of $100,000 offset by $375,000 in long-term borrowings. Capital expenditures included $657,400 for the restaurants, $606,300 of which was for "Garcia's" and $93,900 for MCF operations. The $100,000 short-term borrowing was a draw on the $350,000 line of credit secured by the Toms River, New Jersey restaurant and was used for restaurant working capital leaving an available balance of $250,000. The $375,000 long-term borrowings were draws on the $1,000,000 line of credit and were used for MCF working capital needs leaving an available balance of $500,000. During the first quarter of 1995 working capital decreased by $1,411,300 primarily due to profits offset by capital expenditures of $376,000 and an increase in short-term debt of $1,500,000.

        Management anticipates that funds from operations and the two lines of credit will be sufficient to meet obligations in fiscal 1997, including routine capital expenditures and the completion of the "Garcia's" renovations.


Inflation
        It is not possible for the Company to predict with any accuracy the effect of inflation upon the results of its operations in future years. The price of food is extremely volatile and projections as to its performance in the future vary and are dependent upon a complex set of factors. The Company is currently experiencing food cost increases, primarily in dairy products, due to the severe Midwest drought. Additionally, management anticipates that Congress will pass legislation to increase the minimum wage which should not affect payroll costs in a material way.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------




PART II - OTHER INFORMATION - None






                                   SIGNATURE


Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            CHEFS INTERNATIONAL, INC.



                                             ---------------------------------
                               ANTHONY C. PAPALIA
                           Principal Financial Officer



DATED: ____________________