Form 10-Q
period 1996-07-28
CHEFS INTERNATIONAL INC
filed 1996-09-11
CIK 201424

SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, DC 20549

                                        FORM 10-Q


(Mark One)
( X  )QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                                      EXCHANGE ACT
                                          OF 1934
                       For the quarterly period ended JULY 28, 1996

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
- ------------------------------------------------------------------------------

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
                                                     -------------------------


- ------------------------------------------------------------------------------

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

                   Class             Outstanding Shares at September  1, 1996
- -----------------------------------         -------------------------------
Common Stock, $.01 par value                              13,466,319

                              CHEFS INTERNATIONAL, INC.

                                      I N D E X





PART I    FINANCIAL INFORMATION                                  PAGE NO.

          Consolidated Balance Sheets -                            1 - 2
          July 28, 1996 and January 28, 1996

          Consolidated Statements of Operations -                    3
          Six Months Ended July 28, 1996 and
          July 30, 1995

          Consolidated Statements of Cash Flows -                    4
          Six Months Ended July 28, 1996 and
          July 30, 1995

          Notes to Consolidated Financial Statements                 5

          Management's Analysis of Six Months' Income              6 - 8
          Statement


PART II   OTHER INFORMATION                                          9



                           PART I  - FINANCIAL INFORMATION

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
- ------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
- ------------------------------------------------------------------------------



                                                      July 28, 1996 January 28, 1996
                                   (Unaudited)

Assets:
Current Assets:
  Cash and Cash Equivalents                            $ 1,292,859      $1,411,154
  Investments                                              100,000        350,000
  Accounts Receivable [Net of Allowance of $41,950
   and $15,000, Respectively]                            1,148,728        494,326
  Miscellaneous Receivables                                371,567        102,714
  Inventories                                            2,278,409      1,890,309
  Prepaid Expenses                                          88,388        131,235
                                                       -----------      ---------

  Total Current Assets                                   5,379,951      4,379,738
                                                       -----------      ---------

Property, Plant and Equipment - At Cost                 19,851,283      19,032,083

Less: Accumulated Depreciation                           7,064,063      6,543,545
                                                       -----------      ---------

  Property, Plant and Equipment - Net                   12,787,220      12,488,538
                                                       -----------      ----------

Other Assets:
  Investments                                              506,000        356,000
  Goodwill - Net                                         1,172,380      1,221,448
  Liquor Licenses - Net                                    740,005        752,347
  Due from Employees                                         4,540          5,818
  Due from Related Parties                                   8,737         11,782
  Deposits and Other Assets                                 56,017         92,954
                                                       -----------      ---------

  Total Other Assets                                     2,487,679      2,440,349
                                                       -----------      ---------

  Total Assets                                         $20,654,850      $19,308,625
                                                       ===========      ===========



The Accompanying Notes Are an Integral Part of These Financial Statements.




CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
- ------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
- ------------------------------------------------------------------------------



                                                      July 28, 1996 January 28, 1996
                                   (Unaudited)

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                     $ 1,848,872      $1,105,537
  Accrued Expenses                                       1,035,356        708,255
  Notes and Mortgages Payable to Banks                   1,008,500        408,500
  Capital Lease Obligations - Current                       76,378         86,344
  Other Liabilities                                        137,658        228,695
                                                       -----------      ---------

  Total Current Liabilities                              4,106,764      2,537,331
                                                       -----------      ---------

Long-Term Debt:
  Due to Related Party                                      74,857         74,857
  Notes and Mortgages Payable to Banks                     978,583      1,341,500
  Capital Lease Obligations - Long-Term                    150,009        188,797
                                                       -----------      ---------

  Total Long-Term Debt                                   1,203,449       1,605,154
                                                       -----------      ----------

Other Liabilities                                           82,396         82,396
                                                       -----------      ---------

Commitments and Contingencies                                  --              --
                                                       ----------       ---------

Stockholders' Equity:
  Capital Stock - Common, $.01 Par Value, Authorized 50,000,000
    Shares; Issued and Outstanding 13,466,319 and 13,466,243,134,663      134,662
    Respectively

  Additional Paid-in Capital                            32,214,706      32,214,707

  Accumulated [Deficit]                                (17,087,128)     (17,265,625)
                                                       -----------      -----------

  Total Stockholders' Equity                            15,262,241      15,083,744
                                                       -----------      ----------

  Total Liabilities and Stockholders' Equity           $20,654,850      $19,308,625
                                                       ===========      ===========



The Accompanying Notes Are an Integral Part of These Financial Statements.


                                         2

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
- ------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
- ------------------------------------------------------------------------------


                                  Six Months Ended      Three Months Ended
                       July 28, 1996 July 30, 1995 July 28, 1996 July 30, 1995

Sales                      $16,824,931 $18,911,096 $ 9,838,718 $10,411,368

Cost of Goods Sold         7,820,331   9,195,274   4,479,282   5,121,910
                           ----------- ----------- ----------- -----------

  Gross Profit               9,004,600   9,715,822   5,359,436   5,289,458
                             ----------- ----------- ----------- -----------

Operating Expenses:
  Payroll and Related Expenses   2,749,410   2,787,192   1,541,884   1,481,415
  Other Operating Expenses       4,033,403   4,127,511   2,278,409   2,102,555
  Depreciation and Amortization    622,967     677,733     320,753     345,107
  General and Administrative     1,375,242   1,293,581     653,213     664,992
                                 ---------- ----------- ----------- -----------

  Total Operating Expenses        8,781,022   8,896,017   4,794,259   4,594,069
                                 ----------- ----------- ----------- -----------

  Income from Operations             223,578     819,805     565,177     695,389
                                 ----------- ----------- ----------- -----------

Other Income [Expense]:
 Interest Expense                   (88,432)   (116,209)    (45,487)    (58,674)
  Interest Income                     43,351      45,769      17,875      22,547
                                 ----------- ----------- ----------- -----------

  Total Other [Expense] - Net       (45,081)    (70,440)    (27,612)    (36,127)
                                 ----------- ----------- ----------- -----------

  Income Before Income Taxes        178,497     749,365     537,565     659,262

  Income Tax Expense [Current]           --          --          --          --
                                ----------- ----------- ----------- -----------

  Net Income                    $   178,497 $   749,365 $   537,565 $   659,262
                                 =========== =========== =========== ===========

  Net Income Per Share          $       .01 $       .06 $       .04 $       .05
                                 =========== =========== =========== ===========

Weighted Average Shares          13,466,319  13,459,576  13,466,319  13,459,576
                                 =========== =========== =========== ===========



The Accompanying Notes Are an Integral Part of These Financial Statements.



CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
- ------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
- ------------------------------------------------------------------------------



                                                            Six Months Ended
                                                      July 28, 1996   July 30, 1995

Operating Activities:
  Net Income                                           $   178,497      $749,365
                                                       -----------      --------
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
   Depreciation and Amortization                           622,967        677,733

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Inventories                                          (388,100)      (548,726)
     Prepaid Expenses                                      (57,153)       (19,528)
     Other Assets                                           41,260        (32,056)
     Accounts Receivable                                  (654,402)      (855,234)
     Miscellaneous Receivables                            (268,853)       (63,974)

   Increase [Decrease] in:
     Accounts Payable                                      743,335        370,719
     Accrued Expenses and Other Liabilities                236,064        576,895
                                                       -----------      ---------

   Total Adjustments                                       275,118        105,829
                                                       -----------      ---------

  Net Cash - Operating Activities                          453,615        855,194
                                                       -----------      ---------

Investing Activities:
  Capital Expenditures                                    (860,239)      (546,347)
  Sale or Redemption of Investments                        100,000             --
                                                       -----------      ---------

  Net Cash - Investing Activities                         (760,239)      (546,347)
                                                       -----------      ---------

Financing Activities:
  Repayment of Debt                                       (286,671)      (968,667)
  Proceeds from Debt                                       475,000        900,000
                                                       -----------      ---------

  Net Cash - Financing Activities                          188,329        (68,667)
                                                       -----------      ---------

  Net [Decrease] Increase in Cash and Cash Equivalents    (118,295)       240,180

Cash and Cash Equivalents - Beginning of Quarter         1,411,154      1,408,957
                                                       -----------      ---------

  Cash and Cash Equivalents - End of Quarter           $ 1,292,859      $1,649,137
                                                       ===========      ==========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the quarter for:
   Interest                                            $    84,576      $ 107,537

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
  During fiscal 1996 the Company acquired equipment from a director/employee for an interest free note valued at $74,857.


The Accompanying Notes Are an Integral Part of These Financial Statements.

                                         4

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
- ------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- ------------------------------------------------------------------------------




NOTE  1:    BASIS OF PRESENTATION

            The financial information included herein is unaudited, however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results of the interim period.

            The results of operations for the six month periods ended July 28, 1996 and July 30, 1995 are not necessarily indicative of the results to be expected for the full year.


NOTE 2:     EARNINGS PER SHARE

            Earnings per share have been computed based on the weighted average of outstanding common shares.


NOTE 3:     INCOME TAXES

            Effective January 1, 1993, the Company adopted FAS 109 "Accounting for Income Taxes." The Company has a deferred tax asset of approximately $4,990,600 arising from net operating loss carry forwards. However, due to the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carry forwards, an allowance of $4,990,600 has been established to offset this asset. The effect of adoption on current and prior financial statements is immaterial.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
- ------------------------------------------------------------------------------


MANAGEMENT'S ANALYSIS OF SIX MONTH INCOME STATEMENT
- ------------------------------------------------------------------------------


RESULTS OF OPERATIONS

   For the six months ended July 28, 1996, the Company had sales of $16,824,900 a decrease of $2,086,100 versus the same period in 1995. For the quarter ended July 28, 1996, sales were $9,838,700, $572,600 less than last year. Company profits were $178,500 and $537,500 for the six months and quarter respectively compared to $749,400 and $659,300 for the same periods last year. Segment operating results are summarized below.

Restaurants

   Restaurant sales were $9,257,100 for the six months and $5,422,200 for the second quarter compared to $9,248,800 and $5,109,100 for the comparable periods in fiscal 1996. The Company operated nine restaurants during the comparable periods. However, fiscal 1997 sales include "Garcia's", the Company's first Mexican restaurant, which opened at the beginning of the second quarter, while fiscal 1996 sales included the Eatontown, New Jersey, LaCrepe, which was closed in December of 1995. Garcia's had sales of $377,200 for the quarter ended July 28, 1996 while the LaCrepe restaurant had sales of $270,300 and $114,400 respectively for the six months and second quarter of fiscal 1996. For the eight restaurants that operated during the comparative periods, sales were $102,500 lower for the more recent six month period and $46,400 higher for the quarter ended July 28, 1996. The three Florida restaurants were up $210,100 and $105,000 while the five New Jersey restaurants were down $310,700 and $58,700 respectively due to the severe winter weather and according to the National Weather Service, the wettest July in the Northeast since 1895.

   Restaurant operations had net earnings of $150,200 for the six months ended July 28, 1996 compared to net earnings of $304,000 for the same period in fiscal 1996. For the quarter, net earnings were $373,300 compared to $379,200 last year. A majority of the difference can be attributed to $113,500 in start-up costs associated with the opening of Garcia's.

   Gross profit was 67% of sales for the six month period and 67.7% for the quarter compared to 67% and 67.3% respectively for the fiscal 1996 periods. The second quarter improvement primarily resulted from the addition of Garcia's which has a lower cost of sales than the seafood restaurants. While seafood, produce and dairy prices were higher in the current fiscal year. Management was able to offset some of the higher costs with lower cost dinner specials and modest menu price increases.

   Payroll and related expenses were 29.7% of sales for six months and 28.4% for the quarter compared to 29.3% and 27.8% last year. The increase resulted from wage increases, higher insurance costs and higher initial payroll costs associated with the opening of Garcia's. Other operating expenses were 21.5% of sales for six months and 20% for the quarter compared to 20.6% and 19.3% last year. The major components of the increase were higher occupancy costs and Garcia's start-up costs. Depreciation and amortization expenses were lower by $16,000 and $2,000 respectively for the six months and quarter compared to last year, primarily as a result of the fiscal year end write down of $171,000 of long-lived assets, primarily goodwill, resulting from the Company's adoption of FASB 121 which offset depreciation expense increases resulting from capital improvements, primarily the renovation of Garcia's. Administrative expenses were $59,000 higher for the six months and $5,000 higher for the quarter than last year's comparable periods. The major components of the increase were higher group health insurance costs of $14,000 and $46,000 in increased payroll and related expenses resulting from wage increases.

   Interest expense was $3,000 less for the six month period and essentially the same amount for the second quarter as compared to fiscal 1996. Debt reduction and lower interest rates offset new interest costs associated with a three year $350,000 loan, used to partially finance the renovation of Garcia's; and a $100,000 short-term borrowing draw for working capital purposes on the Company's $350,000 line of credit secured by the Toms River, New Jersey restaurant. Interest income was $9,000 and $8,000 less for the two comparable periods due to lower rates and less funds available for short-term investments.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
- ------------------------------------------------------------------------------


MANAGEMENT'S ANALYSIS OF SIX MONTH INCOME STATEMENT
- ------------------------------------------------------------------------------



Mister Cookie Face ("MCF")

   MCF sales were $7,567,700 for the six months and $4,416,400 for the quarter compared to $9,662,300 and $5,302,200 for fiscal 1996. Due to working capital shortages, MCF was unable to increase slotting fee payments or introduce a variety of new products as originally planned. Management is continuing to explore its options concerning the MCF business.


   MCF had income of $28,200 and $164,200 for the six months and quarter ended July 28, 1996, respectively, compared to income of $445,400 and $280,000 for the same periods in fiscal 1996.

   Gross profit was 37% of sales for the six months and 38% for the quarter ended July 28, 1996 compared to 36.5% and 35% last year. Nationwide dairy increases resulting in higher ice cream costs of 25% during the second quarter were offset by lower direct labor and packaging costs and price increases in selected markets.

   Other operating expenses were 27% of sales for both the six month and three month periods of 1996 compared to 23% and 21% last year. The primary component of the increase was substantially higher promotional and advertising costs paid to supermarket chains. Additionally, fixed operating costs such as slotting fees and occupancy costs, were spread over much lower sales. Depreciation and amortization expenses were $39,000 and $23,000 lower for the six months and quarter due to the write down of approximately $2,000,000 in goodwill resulting from the Company's adoption of FASB 121 at the year ended January 1996. General and administrative expenses were higher by $23,000 for the six months but $17,000 lower for the quarter compared to last year.

   Interest expense was lower by $25,000 for the six months and $13,000 for the quarter primarily due to a reduction in interest rates resulting from the Company's restructuring of MCF debt in January 1996 with its primary bank.

   During the second quarter, MCF sold its Mister Cookie Face restaurant, closed since September of 1995, to an unaffiliated third party.

Liquidity and Capital Resources

   The Company's ratio of current assets to current liabilities was 1.31:1 at July 28, 1996, compared to 1.73:1 at the year ended January 28, 1996. Working capital decreased by $569,200 due to capital expenditures of $860,200, short-term borrowings of $100,000 , and the reclassification of the $500,000 balance due on the Company's $1,000,000 line of credit from long-term to short-term offset, by operational profits. Capital expenditures included $761,700 for restaurants, approximately $710,000 of which was for the Garcia's renovations and $98,500 for MCF operations. The $100,000 short-term borrowing was a draw on the Company's $350,000 bank line of credit and was used for restaurant working capital purposes leaving an available balance of $250,000. The Company has taken draws on its $1,000,000 bank line of $375,000 since the year end for MCF working capital purposes leaving an available balance of $500,000. During the corresponding six month period in fiscal 1996, working capital decreased by $612,000 due to capital expenses of $546,000 and an increase in short-term debt of $1,390,000 offset by profits of $749,000. Capital expenses included $248,000 for restaurants and $298,000 for MCF.

   During the second quarter of 1996, the Company's $350,000 bank line of credit was renewed for another year.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
- ------------------------------------------------------------------------------


MANAGEMENT'S ANALYSIS OF SIX MONTH INCOME STATEMENT
- ------------------------------------------------------------------------------


Inflation

   It is not possible for the Company to predict with any accuracy the effect of inflation upon the results of its operations in future years. The price of food is extremely volatile and projections as to its performance in the future vary and are dependent upon a complex set of factors. The Company is currently experiencing food cost increases due to supply shortages.

   The federal minimum wage rises to $4.75 an hour on October 2, 1996, and to $5.15 in September 1997. Management anticipates that the increase should have a minimal impact on the Company's payroll cost because the bulk of the Company's minimum wage earners work in New Jersey where the State minimum wage is now $5.05 an hour and because the new federal law freezes the cash wages of tipped employees (as long as their tips and cash wages together, equal or exceed the minimum wage).

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
- ------------------------------------------------------------------------------




PART II - OTHER INFORMATION - None






                                    SIGNATURE


Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      CHEFS INTERNATIONAL, INC.


                                                      /s/ Anthony C.  Papalia
                                                       ANTHONY C. PAPALIA,
                                                    Principal Financial Officer



DATED:  September 11, 1996