Form 10-Q
period 1996-10-27
CHEFS INTERNATIONAL INC
filed 1996-12-10
CIK 201424

SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, DC 20549

                                         FORM 10-Q


(Mark One)
( X  ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                                 EXCHANGE ACT  OF 1934
                      For the quarterly period ended OCTOBER 27, 1996

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

                   Class                 Outstanding Shares at December 6, 1996
------------------------------------      --------------------------------------
Common Stock, $.01 par value                          4,488,773

                                 CHEFS INTERNATIONAL, INC.

                                         I N D E X





PART I    FINANCIAL INFORMATION                                  PAGE NO.

          Consolidated Balance Sheets -                            1 - 2
          October 27, 1996 and January 28, 1996

          Consolidated Statements of Operations -                    3
          Nine Months Ended October 27, 1996 and
          October 29, 1995

          Consolidated Statements of Cash Flows -                    4
          Nine Months Ended October 27, 1996 and
          October 29, 1995

          Notes to Consolidated Financial Statements                 5

          Management's Analysis of Nine Months' Income             6 - 8
          Statement


PART II   OTHER INFORMATION                                          9




                              PART I  - FINANCIAL INFORMATION

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                          October 27, 1996 January 28, 1996
                                                             (Unaudited)

Assets:
Current Assets:
   Cash and Cash Equivalents                               $ 1,060,079   $ 1,411,154
     Investments                                               100,000       350,000
   Accounts Receivable
       [Net of Allowance of $65,095 and $15,000 Respectively]  419,715       494,326
   Miscellaneous Receivables                                   393,613       102,714
   Inventories                                               1,943,927     1,890,309
   Prepaid Expenses                                            138,537       131,235
                                                           -----------   -----------

   Total Current Assets                                      4,055,871     4,379,738
                                                            ----------    ----------

Property, Plant and Equipment - At Cost                     19,991,560    19,032,083

Less: Accumulated Depreciation                               7,355,513     6,543,545
                                                           -----------   -----------


   Property, Plant and Equipment - Net                      12,636,047    12,488,538
                                                            ----------    ----------

Other Assets:
   Investments                                                 656,000       356,000
   Goodwill - Net                                            1,147,846     1,221,448
   Liquor Licenses - Net                                       733,834       752,347
   Due from Employees                                            3,470         5,818
   Due from Related Parties                                      7,217        11,782
   Deposits and Other Assets                                    77,927        92,954
                                                           -----------   -----------

   Total Other Assets                                        2,626,294     2,440,349
                                                            ----------    ----------

   Total Assets                                            $19,318,212   $19,308,625
                                                           ===========   ===========



The accompanying notes are an integral part of these financial statements.


                                            1




CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                          October 27, 1996 January 28, 1996
                                                             (Unaudited)

Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable                                         $1,033,447      $1,105,537
   Accrued Expenses                                           833,171          708,255
   Notes and Mortgages Payable to Banks                     1,008,500          408,500
   Capital Lease Obligations - Current                         77,591           86,344
   Other Liabilities                                               123,875         228,695
                                                            --------------  --------------

   Total Current Liabilities                                    3,076,584       2,537,331
                                                            -------------   -------------

Long-Term Debt:
   Due to Related Party                                           70,333           74,857
   Notes and Mortgages Payable to Banks                           842,416        1,341,500
   Capital Lease Obligations - Long-Term                           130,027         188,797
                                                            --------------  --------------

   Total Long-Term Debt                                         1,042,776       1,605,154
                                                            -------------   -------------

Other Liabilities                                                    82,396          82,396
                                                            --------------- ---------------

Commitments and Contingencies                                                --                ---
                                                            ---------------- ---------------------

Stockholders' Equity:
   Capital Stock - Common, $.01 Par Value, Authorized 15,000,000
     Shares; Issued and Outstanding 4,488,773 and 4,488,748,
     Respectively (see Note 4)                                 44,888           44,888

   Additional Paid-in Capital                               32,304,481      32,304,481

   Accumulated [Deficit]                                    (17,232,913)    (17,265,625)
                                                            ------------    ------------

   Total Stockholders' Equity                               15,116,456      15,083,744
                                                            ----------      ----------

   Total Liabilities and Stockholders' Equity               $19,318,212     $19,308,625
                                                            ===========     ===========



The accompanying notes are an integral part of these financial statements.


                                            2



CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------


                                        Nine Months Ended                 Three Months Ended
                                  10/27/96        10/29/95            10/27/96       10/29/95

Sales                          $23,881,985      $26,686,422        $ 7,057,054    $ 7,775,326

Cost of Goods Sold              10,853,489       12,846,745          3,033,158      3,651,471
                                ----------       ----------         ----------     ----------

  Gross Profit                 $13,028,496      $13,839,677        $ 4,023,896    $ 4,123,855
                                ----------       ----------         ----------     ----------
Operating Expenses:
  Payroll and Related Expenses $ 4,127,254      $ 4,104,830        $ 1,377,844    $ 1,317,638
  Other Operating Expenses       5,827,127        5,999,648          1,793,724      1,862,137
  Depreciation and Amortization    945,124        1,025,108            322,157        347,375
  General and Administrative Exp. 2,031,564   1,940,152            656,322        646,571
                                     ----------  ----------         ----------     ----------

  Total Operating Expenses     $12,931,069      $13,069,738        $ 4,150,047    $ 4,173,721
                                ----------       ----------         ----------     ----------

  Income (Loss) from Operations$       97,427 $     769,939         $  (126,151)  $    (49,866)
                                -------------  ------------          ----------    -----------

Other Income [Expense]:
  Interest Expense             $   (130,570)    $   (164,381)      $    (42,138)  $    (48,172)
  Interest Income                   65,855           70,397             22,504         24,628
                              ------------    -------------       ------------   ------------

  Total Other [Expense] - Net  $    (64,715)    $    (93,984)      $    (19,634)  $    (23,544)
                                -----------      -----------        -----------    -----------

  Income (Loss) Before Income Taxes$      32,712 $    675,955       $  (145,785)  $    (73,410)

  Income Tax Expense [Current]       ---                ---              ---               ---
                              ----------------- -------------  ----------------  --------------

  Net Income (Loss)          $      32,712     $    675,955        $   (145,785) $     (73,410)
                              ============      ===========         ===========   ============

  Net Income (Loss) Per Share     $       .0$            .15$           (.03)$           (.02)
                               =============== =============== ===============  ===============

Weighted Average Shares          4,488,773        4,486,538          4,488,773      4,486,538


The accompanying notes are an integral part of these financial statements.






CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------


                                                             Nine Months Ended
                                                    October 27, 1996  October 29, 1995

   Operating Activities:
   Net Income                                        $    32,712       $   675,955
                                                      ----------        ----------
   Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
      Depreciation and Amortization                   $  945,124        $1,025,108

   Change in Assets and Liabilities:
      [Increase] Decrease in:
        Inventories                                       (53,618)         (329,058)
        Prepaid Expenses                                   (7,302)          (53,299)
        Other Assets                                      21,940            (39,561)
        Accounts Receivable                               74,611           (235,065)
        Miscellaneous Receivables                        (290,899)          23,128

   Increase [Decrease] in:
        Accounts Payable                                  (72,090)         (422,973)
        Accrued Expenses and Other Liabilities            15,572           680,338
                                                     -----------       -----------

   Total Adjustments                                  $  633,338       $   648,618
                                                       ---------        ----------

   Net Cash - Operating Activities                    $  666,050        $1,324,573
                                                       ---------         ---------

Investing Activities:
   Capital Expenditures                               $(1,000,518)        $(656,114)
   Purchase of Investments                                (50,000)             ---
                                                      -----------    -------------

   Net Cash - Investing Activities                    $(1,050,518)        $(656,114)
                                                       ----------          --------

Financing Activities:
   Repayment of Debt                                 $   (441,607)      $(1,396,090)
   Proceeds from Debt                                    475,000           900,000
                                                       ---------         ---------

   Net Cash - Financing Activities                 $      33,393       $   (496,090)
                                                      ----------         ----------

   Net Increase [Decrease] in Cash and Cash Equivalents $  (351,075)  $    172,369

Cash and Cash Equivalents - Beginning of Years        $1,411,154        $1,408,957
                                                       ---------         ---------

   Cash and Cash Equivalents - End of Quarter         $1,060,079        $1,581,326
                                                       =========         =========
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the quarter for:
      Interest                                       $   126,398       $   155,715
                                                      ----------        ----------
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
   During fiscal 1996 the Company  acquired  equipment from a  director/employee for an interest  free note valued at $74,857.  During fiscal 1997 the Company sold  assets  for a  $149,713  receivable  from a  supplier  which  is  being amortized in
connection with discounts received on purchases.

The accompanying notes are an integral part of these financial statements.





CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------------------------------




NOTE  1:    BASIS OF PRESENTATION

            The financial information included herein is unaudited, however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results of the interim period.

            The results of operations for the nine month periods ended October 27, 1996 and October 29, 1995 are not necessarily indicative of the results to be expected for the full year.


NOTE 2:     EARNINGS PER SHARE

            Earnings per share have been computed based on the weighted average of outstanding common shares (see Note 4).


NOTE 3:     INCOME TAXES

            Effective January 1, 1993, the Company adopted FAS 109 "Accounting for Income Taxes." The Company has a deferred tax asset of approximately $5,048,900 arising from net operating loss carry forwards. However, due to the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carry forwards, an allowance of $5,048,900 has been established to offset this asset. The effect of adoption on current and prior financial statements is immaterial.


NOTE 4:     CAPITAL STRUCTURE

            On November 7, 1996, the Company's stockholders approved a one-for-three reverse stock split of the outstanding shares of the Company's Common Stock, $.01 par value, without changing the par value of the Common Stock. The one-for-three reverse split was effected at the close of business on November 22, 1996. All share data has been adjusted to reflect this change [see
PART II - Other Information, Item 4 (c)].

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


MANAGEMENT'S ANALYSIS OF NINE MONTH INCOME STATEMENT
------------------------------------------------------------------------------


RESULTS OF OPERATIONS

   For the nine months ended October 27, 1996, the Company had sales of $23,882,000, a decrease of $2,804,400 versus the same period in 1995. For the quarter ended October 27, 1996, sales were $7,057,100, $718,300 less than the corresponding period in the prior year. The Company realized a profit of $32,700 for the nine month period compared to a profit of $676,000 for the corresponding period in the prior year. For the quarter ended October 27, 1996, the Company had a loss of $145,800 compared to a loss of $73,400 for the corresponding period in the prior year.
Segment operating results are summarized below.

Restaurants

   Restaurant sales were $14,060,200 for the nine months and $4,803,000 for the third quarter compared to $13,807,700 and $4,558,900 for the comparable periods in fiscal 1996. The Company operated nine restaurants during the comparable periods. However, fiscal 1997 sales include "Garcia's", the Company's first Mexican restaurant, which opened at the beginning of the second quarter, while fiscal 1996 sales included the Eatontown, New Jersey, LaCrepe which was closed in December of 1995. Garcia's had sales of $657,700 for its six months of operation commencing at the beginning of the second quarter and $280,500 for the quarter ended October 27, 1996 while the LaCrepe restaurant had sales of $360,600 and $90,400 respectively for the nine months and third quarter of fiscal 1996. For the eight restaurants that operated during the comparative periods, sales were $44,600 lower during the current nine month period and $54,000 higher for the quarter.

   Restaurant operations had net earnings of $360,400 for the nine months ended October 27, 1996 compared to net earnings of $467,600 for the same period in fiscal 1996. For the quarter, net earnings were $210,200 compared to $163,600 for the corresponding period in the prior year. A majority of the year to date difference can be attributed to $113,500 in start-up costs associated with the opening of Garcia's.

   Gross profit was 67.3% of sales for the nine month period and 67.6% for the quarter compared to 66.9% and 66.8% respectively for the fiscal 1996 periods. The improvement primarily resulted from the addition of Garcia's which has a lower cost of sales than the seafood restaurants. While seafood, produce and dairy prices were higher in the current fiscal year, management was able to offset some of the higher costs with lower cost dinner specials and modest menu price increases.

   Payroll and related expenses were 29.4% of sales for nine months and 28.7% for the quarter compared to 29% and 28.4% for the corresponding periods in the prior year. The increase resulted from wage increases and higher insurance costs. Other operating expenses were 21.2% of sales for nine months and 20.6% for the quarter compared to 20.5% and 20.4% last year. The major components of the increase were higher occupancy costs and Garcia's start-up costs. Depreciation and amortization expenses were lower by $17,300 and $1,200 respectively for the nine months and quarter compared to last year, primarily as a result of the fiscal year end write down of $171,000 of long-lived assets, primarily goodwill, resulting from the Company's adoption of FASB 121 which offset depreciation expense increases resulting from capital improvements, primarily the renovation of Garcia's. Administrative expenses were $65,400 higher for the nine months and $6,700 higher for the quarter than last year's comparable periods. The major components of the increase were higher group health insurance costs of $15,000 and $65,000 in increased payroll and related expenses resulting from wage increases.

   Interest expense was essentially the same for the nine month period and $2,900 higher for the third quarter as compared to fiscal 1996. Debt reduction and lower interest rates offset new interest costs associated with a three year

$350,000 loan, used to partially finance the renovation of Garcia's; and a $100,000 short-term borrowing draw for working capital purposes on the Company's $350,000 line of credit secured by the Toms River, New Jersey restaurant. Interest income was $14,900 and $5,600 less for the two comparable periods in the prior year due to lower rates and less funds available for short-term investments.

Mister Cookie Face ("MCF")

   MCF sales were $9,821,800 for the nine months and $2,254,000 for the quarter compared to $12,878,700 and $3,216,400 for the corresponding periods in the prior year. Due to working capital shortages, MCF was unable to increase slotting fee payments or introduce a variety of new products as originally planned. Management is continuing to explore its options concerning its MCF business.

   MCF had losses of $327,700 and $356,000 for the nine months and quarter ended October 27, 1996, respectively, compared to income of $208,400 and a loss of $237,000 for the same periods in fiscal 1996.

   Gross profit was 36.3% of sales for the nine months and 34.6% for the quarter ended October 27, 1996 compared to 35.8% and 33.5% for the corresponding periods in the prior year. Nationwide dairy price increases resulting in higher ice cream costs were offset by lower direct labor and packaging costs and price increases in selected markets.

   Other operating expenses were 29% and 35.8% of sales for the nine month and three month periods ended October 27, 1996 compared to 24.6% and 29% for the corresponding periods in the prior year. The primary component of the increase was substantially higher promotional and advertising costs paid to supermarket chains. Additionally, fixed operating costs such as slotting fees and occupancy costs, were spread over significantly lower sales. Depreciation and amortization expenses were $62,600 and $24,000 lower for the current nine months and quarter due to the write down of approximately $2,000,000 in goodwill resulting from the Company's adoption of FASB 121 at the year ended January 1996. General and administrative expenses were higher by $26,000 for the current nine months and $3,000 higher for the current quarter compared to last year.

   Interest expense was lower by $33,800 for the current nine months and $9,000 for the current quarter as compared to the corresponding periods in the prior year primarily due to a reduction in interest rates resulting from the Company's restructuring of MCF debt in January 1996 with its primary bank.

   During the second quarter, MCF sold its Mister Cookie Face restaurant, closed since September of 1995, to an unaffiliated third party.

Liquidity and Capital Resources

   The Company's ratio of current assets to current liabilities was 1.32:1 at October 27, 1996, compared to 1.73:1 at the year ended January 28, 1996. Working capital decreased by $836,100 due to capital expenditures of $1,000,500, short-term borrowings of $100,000 , and the reclassification of the $500,000 balance due on the Company's $1,000,000 line of credit from long-term to short-term, offset by operational profits. Capital expenditures included $900,100 for restaurants, approximately $710,000 of which was for the Garcia's renovations and $100,400 for MCF operations. The $100,000 short-term borrowing was a draw on the Company's $350,000 bank line of credit and was used for restaurant working capital purposes leaving an available balance of $250,000. The Company has taken draws on its $1,000,000 bank line of $375,000 since the year end for MCF working capital purposes leaving an available balance of $500,000. During the corresponding nine month period in fiscal 1996, working capital decreased by $512,100 due to capital expenses of $656,100 and an increase in short-term debt of $1,023,500 offset by profits of $676,000. Capital expenses included $358,100 for restaurants and $298,000 for MCF.

   During the second quarter of fiscal 1997, the Company's $350,000 bank line of credit was renewed for another year.

Inflation

   It is not possible for the Company to predict with any accuracy the effect of inflation upon the results of its operations in future years. The price of food is extremely volatile and projections as to its performance in the future vary and are dependent upon a complex set of factors.

   The federal minimum wage increased to $4.75 an hour on October 2, 1996, and will increase to $5.15 in September 1997. Management anticipates that the increase should have a minimal impact on the Company's payroll costs because the bulk of the Company's minimum wage earners work in New Jersey where the State minimum wage is now $5.05 an hour and because the new federal law freezes the cash wages of tipped employees (as long as their tips and cash wages together, equal or exceed the minimum wage).

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------




                                PART II - OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

   (a) The Registrant's Annual Meeting of Stockholders was held on Thursday, November 7, 1996.

   (b) At said meeting, the following five individuals were elected to serve as directors until the next annual meeting of stockholders and until their successors are elected and qualified.

                                    Anthony Papalia
                                    James Fletcher
                                    Martin Fletcher
                                    Frank Koenemund
                                    Jack Mariucci

   (c) At said meeting, 10,262,540 shares of Common Stock were voted in favor and 242,684 shares of Common Stock were voted against a proposal to amend the Registrant's Certificate of Incorporation to reduce the number of authorized shares of Common Stock from 50,000,000 shares to 15,000,000 shares and to effect a one-for- three reverse stock split of the outstanding shares of Common Stock, so that said proposal was duly adopted by the affirmative vote of holders of a majority of the outstanding Common Stock. The one-for-three reverse stock split was effected at the close of business on November 22, 1996.

Item 6.     Exhibits and Report on Form 8-K

   (a)      Exhibits

            1. Notice, Proxy Statement and Form of Proxy for the Registrant's Annual Meeting of Stockholders held on November 7, 1996 (previously filed).

   (b)      Reports on Form 8-K

            The Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------



                                         SIGNATURE


Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       CHEFS INTERNATIONAL, INC.

                                                        /s/ Anthony C.  Papalia
                                           ------------------------------------

                                                         ANTHONY C. PAPALIA
                                                    Principal Financial Officer



DATED:       DECEMBER 10 , 1996
            ------------------------