Form 10-K
period 1997-01-26
CHEFS INTERNATIONAL INC
filed 1997-04-28
CIK 201424

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended January 26, 1997

                                      OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On March 31, 1997, the aggregate market value of the voting stock of Chefs International, Inc. (consisting of Common Stock, $.01 par value) held by non-affiliates of the Issuer was approximately $1,500,000 based upon the last sale price for such Common Stock on said date in the over-the-counter market as reported by the National Quotation Bureau, Inc. On such date, there were 4,489,722 shares of Common Stock of the Issuer outstanding.

                           CHEFS INTERNATIONAL, INC.

                                    PART I


Item 1.     Description of Business

      (a) Business Development - Chefs International, Inc. ("Chefs" or the "Company") was organized under the laws of the State of Delaware in March 1975. The Company currently operates nine restaurants on a year-round basis, eight of which are free-standing seafood restaurants in New Jersey (five) and Florida (three) and one of which is a Mexican theme restaurant operated under the name "Garcia's," located in a shopping mall in New Jersey. Seven of the seafood restaurants are operated under the name "Lobster Shanty" and one under the name "Baker's Wharfside." The Company opened its first seafood restaurant in November 1978 and opened its Garcia's restaurant in April 1996. The Company had operated LaCrepe restaurants in various shopping malls in New Jersey, Pennsylvania and Florida (the first such restaurant opening in November 1975), but closed its last La Crepe restaurant in December 1995 at its present Garcia's restaurant site. See "Recent Developments" as to the sale by the Company on February 20, 1997 (as of January 26, 1997) of 95% of the common stock of its Mister Cookie Face, Inc. subsidiary ("MCF" or Mr. Cookie Face"), a Lakewood, New Jersey producer of ice cream sandwiches. (As used herein, the term the "Company" may also at times include Chefs and its various subsidiaries.)

      The Company's executive offices are located at 62 Broadway, Point Pleasant Beach, New Jersey 08742. Its telephone number is (908) 295-0350.

Recent Developments

Reverse Stock Splits

      Effective June 8, 1993, the Company completed a one-for-three reverse stock split of its outstanding Common Stock. Subsequent thereto and effective November 22, 1996, the Company completed another one-for-three reverse stock split of its outstanding Common Stock. Unless otherwise indicated, all share and per share information contained in this report gives effect to the two said one-for-three reverse stock splits. In addition, unless otherwise indicated, actual price quotations for the Common Stock as quoted on the NASDAQ System have been adjusted throughout this report by multiplying the actual price for the Common Stock for periods up to and including June 8, 1993 by nine and for periods commencing June 9, 1993 and prior to November 23, 1996 by three. No assurances can be given that the actual price quotations for the Common Stock during such pre-split periods would have approximated such adjusted prices if the one-for-three reverse stock splits had been effectuated at such time.

Termination of SEC Investigation

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

      The effectiveness of the Registration Statement was held up due to the conduct by the Commission's staff of a private investigation pursuant to a formal order of investigation (HO-2781) issued by the Commission in October 1993. See Item 3 herein. During the more than two-year period of the private investigation, the market price for Chefs' common stock materially declined. As a result, the Company's management determined that the proposed public offering was no longer viable and on March 28, 1996, the Commission granted the Company's application to withdraw the Registration Statement.

      By letter dated October 16, 1996, the Staff of the Commission notified the Company that the "...staff inquiry..." in the matter (the private investigation) "...has been terminated and that, at this time, no enforcement action has been recommended to the Commission...."

Discontinued Operation

      The failure to complete the above described proposed public offering prevented the Company from adequately funding the growth of MCF's ice cream operations. As a result, MCF was unable to expand its markets and product lines as originally planned. Management determined it was advisable to divest Chefs of the bulk of its 100% ownership of MCF and to terminate its obligation to continue to fund MCF's operations. On February 20, 1997 (as of January 26,
1997), Chefs sold 95% of the outstanding capital stock of MCF to a Chefs' director, Frank "Doc" Koenemund.

      At the closing, Chefs received a $500,000 payment which amount was paid to Chefs' lending bank, First Union National Bank (the "Bank") to extinguish Chefs' outstanding indebtedness under its revolving line of credit with the Bank. Borrowings under the line had been utilized to fund the operations of MCF. In addition, at the closing, Chefs received three MCF promissory notes in the aggregate principal amount of $1,100,000. The first note (Note A) in the principal amount of $100,000 was payable on or before March 24, 1997 together with interest at an annual rate of 8 1/4% and was secured by a first lien on all of MCF's assets. Note A was paid in full prior to its due date.

            The second note (Note B) in the principal amount of $500,000 is payable in the following principal installments:

Principal Payment Due Date                      Principal Payment Amount

March 1, 1998, March 1, 1999,
 March 1, 2000                                        $16,667 each
April 1, 1998, April 1, 1999,
 April 1, 2000                                        $16,667 each
May 1, 1998, May 1, 1999, May 1, 2000                 $16,667 each
June 1, 1998, June 1, 1999, June 1, 2000              $16,667 each
October 1, 1998, October 1, 1999                      $16,667 each
November 1, 1998, November 1, 1999                    $16,667 each
July 1, 1998, July 1, 1999                            $33,333 each
August 1, 1998, August 1, 1999                        $33,333 each
September 1, 1998, September 1, 1999                  $33,333 each
July 1, 2000 (Balance)                                $33,330

together with interest on the unpaid principal balance at the rate of 9 1/4% per annum payable monthly commencing March 1, 1997. Note B, although secured by a first lien on all of MCF's assets, is subordinated to any liens granted in the future by MCF to its senior lending bank or institutional lender but solely with respect to a maximum aggregate $1,750,000 of indebtedness.

            The third note (Note C) in the principal amount of $500,000 is payable together with interest at an annual rate of 8 1/4% on or before February 20, 2004 but is mandatorily prepayable on a quarterly basis from 30% of MCF's "cash flow" on a consolidated basis, commencing with the quarter ending April 30, 1997. Note C is also secured by a first lien on all of MCF's assets and is also subordinated to any liens granted in the future by MCF to its senior lending bank or institutional lender but solely with respect to a maximum $1,750,000 of indebtedness.

            Notes B and C are also required to be prepaid in full upon consummation of a public offering of MCF's securities or of a private sale or sales of MCF's securities for gross proceeds aggregating at least $100,000 (excluding loans from MCF's senior bank or institutional lender). As part of the transaction, Chefs cancelled all prior indebtedness owed to it by MCF prior to the closing (excluding the indebtedness paid or agreed to be paid by MCF to Chefs or for its account pursuant to the Stock Purchase/Sale Agreement between the parties).

            MCF also agreed to pay Chefs certain monthly amounts equal to the monthly rental payments being paid by Chefs to the Bank under two Master Lease Finance Schedules with respect to ice cream manufacturing and packaging equipment installed at MCF's Lakewood, New Jersey plant. The payments are as follows:

            Schedule #1 - $6,214 monthly commencing February 24, 1997 through March 24, 1999 with a final payment of $6,215 on April 30, 1999.

            Schedule #2 - $1,403 monthly commencing February 15, 1997 through April 15, 1999 with a final payment of $1,404 on May 30, 1999.

            MCF had been acquired by Chefs in July 1993 (as of June 30, 1993) from Mr. Koenemund. In the last three fiscal years (1995, 1996, 1997), MCF's sales had declined from approximately $15,873,000 to $14,711,000 to $11,261,000. Chefs had advanced substantial sums to fund MCF's operations and at the closing, was indebted to the Bank under a revolving line of credit, all of the proceeds of which had been advanced to or on behalf of MCF, in the approximate amount of $500,000.

            In view of the substantial advances made to MCF, the fact that MCF's operating loss in fiscal 1997 was approximately $600,000, the decline in MCF's sales and other factors, Chefs' management concluded that it was in Chefs' best interest to sell MCF. Chefs' management examined a number of alternatives and the Board of Directors (with Mr. Koenemund abstaining) concluded that the transaction proposed by Mr. Koenemund afforded Chefs with the best chance to recoup all or a significant portion of its substantial investment in MCF. The board noted that Chefs also was retaining a 5% equity interest in MCF, protected by a pre-emptive right until all of the Notes were paid. See Note 16 of Notes to the Consolidated Financial Statements.

Bank Loans

      On January 19, 1996, the Company's $2,000,000 line of credit arrangement was replaced with a Term Loan and Revolving Credit Agreement (the "Loan Agreement") with First Fidelity Bank, N.A., subsequently acquired by First Union National Bank (the "Bank"). Pursuant to the Loan Agreement, the Bank advanced a $625,000 term loan ("Term Loan A") and a $1,000,000 term loan ("Term Loan B") to the Company, and also agreed to extend a $1,000,000 revolving line of credit to the Company expiring on May 31, 1997.

      Term Loan A represented a consolidation of approximately $175,000 of outstanding Company indebtedness under a loan previously incurred for renovation of its Toms River restaurant, approximately $100,000 of outstanding Company indebtedness under a loan previously incurred for renovation of its Belmar, New Jersey restaurant, and a new borrowing of $350,000 used by the Company for construction of its new Garcia's restaurant at the Monmouth Mall in Eatontown, New Jersey which opened on April 29, 1996. Term Loan A is evidenced by a $625,000 promissory note repayable in principal installments of $34,000 on June 15, July 15 and August 15 of the years 1996 through 1998 and in principal installments of $17,750 on March 15, April 15, May 15, September 15, October 15 and November 15 of each such year (except that the final principal payment on November 15, 1998 is only $17,250). Approximately $416,500 in principal indebtedness was outstanding under Term Loan A at January 26, 1997.

      Term Loan B, evidenced by a $1,000,000 promissory note, represents a shift of $1,000,000 of outstanding indebtedness under the old line of credit to this term loan. Term Loan B is repayable in principal installments of $16,667 on March 15, April 15, May 15, September 15, October 15 and November 15 of the years 1996 through 2000 and in principal installments of $33,333 on June 15, July 15 and August 15 of each such year. Approximately $800,000 in principal indebtedness was outstanding under Term Loan B at January 26, 1997.

      With each repayment of principal under Term Loan A and Term Loan B, the Company is required to pay interest on the outstanding principal balance computed at an annual rate equal to 7.51%. Advances under the line of credit bear interest at LIBOR plus 200 basis points.

      Repayment of the two term loans and of borrowings under the line of credit is guaranteed by each of the Company's subsidiaries and is secured by mortgages on the Company's two Point Pleasant Beach, New Jersey restaurants and its Toms River, New Jersey restaurant.

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

      At the end of fiscal 1997, the Company was not in compliance with certain of its covenants under the Loan Agreement by failing to maintain the requisite Consolidated Working Capital, Consolidated Current Ratio, Consolidated Tangible Net Worth and Debt Service Coverage Ratio. However, the Company requested and the Bank granted a waiver of its right to declare a default based on the Company's failure to comply with these covenants at January 26, 1997.

      At the start of fiscal 1997, the Company was indebted to the Bank under its revolving credit line for approximately $125,000. In the first quarter of fiscal 1997, the Company borrowed an additional approximately $375,000 under the line which was used to fund MCF's operations. The indebtedness under this line was retired in February 1997 by applying the $500,000 downpayment received by the Company in connection with its sale of 95% of MCF.

      During fiscal 1997, the Company borrowed $100,000 under a maximum $350,000 line of credit extended by the Bank and expiring on June 30, 1997. The line was secured by the Company's Toms River restaurant property. The borrowings were applied by the Company to purchase inventory. This indebtedness was retired in March 1997 with the proceeds of Note A received by the Company in connection with its sale of 95% of MCF.

      In December 1995, the Company closed its last "La Crepe" restaurant at the Monmouth Mall in Eatontown, New Jersey. The Company then commenced construction of a "Garcia's" restaurant at the site which opened on April 29, 1996. Costs of the construction aggregated approximately $720,000 of which $350,000 was furnished out of the proceeds of Term Loan A described above. See "Restaurant Operations - Garcia's Restaurant" in this Item 1.

      (b) Business of Issuer - The Company is engaged in one business; the operation of nine restaurants in New Jersey and Florida on a year-round basis.

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

Baker's Wharfside

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

Lobster Shanty Restaurants

      Vero Beach, Florida - This restaurant, consisting of approximately 6,900 square feet, is free standing in Vero Beach, Florida approximately 100 yards off U.S. Highway #60 on the intracoastal waterway. It opened in December, 1979 pursuant to a lease from Gourmet Associates ("Gourmet") owned by Robert E. Brennan, the principal stockholder of the Company. The lease is currently a month to month "net" lease at a monthly rental of $10,000 with the Company paying personal property taxes and insurance thereunder. Management believes that the terms of this lease agreement are at least as favorable as those which could have been obtained from unaffiliated sources. In view of the fact that Mr. Brennan has filed a voluntary petition for relief in the United States Bankruptcy Court for the District of New Jersey under Chapter 11 of the Bankruptcy Code (which proceedings are currently pending), no assurances can be given that the Company will be able to continue to lease this restaurant on the current basis or on a modified basis for any substantial future period.

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

      Belmar, New Jersey - This restaurant, consisting of approximately 9,000 square feet, is free standing on Main Street in Belmar, New Jersey. The restaurant seats approximately 250 and has parking for approximately 110 automobiles. The Company purchased the liquor license and trade name for use at this restaurant in October 1994 for $250,000 from unaffiliated parties and leased the restaurant, the parking lot and the restaurant furniture, fixtures and equipment at such time from such parties pursuant to a five-year lease in which the Company was given four consecutive five-year options to renew. The lease provides for a monthly base rent of $8,000 increasing every three years up to a monthly base rent after the eighteenth year of $12,693 with an additional annual percentage rent equal to 6% of Chefs' gross receipts at the restaurant for such period less the base rent. The restaurant opened as a "Lobster Shanty" restaurant under the Company's management in October 1994. In January 1997, the Company gave the Landlord its notice to terminate this lease effective February 28, 1999 because of unsatisfactory operating results at this restaurant.

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

      The Company's lease for this restaurant is for a 12-year term providing for a minimum annual rental of $109,275 during each of the first five years and a minimum annual rental of $118,017 per annum thereafter. The Company was granted a $24,000 per year Construction Allowance for the five-year period commencing January 1, 1997 to be applied on a monthly basis in reduction of the said minimum annual rental. The Company is also required to pay additional rent equal to 5% of the restaurant's annual gross revenues in excess of $2,185,000 in each of the first five years and in excess of $2,360,340 in each subsequent year. The Company is also required to pay a proportionate share of the Mall's real estate taxes, utility charges and the Landlord's operating costs as well as certain other charges.

      The restaurant is on the site of the Company's La Crepe restaurant which closed in December 1995. The Company has spent approximately $720,000 to construct its Garcia's restaurant on this site.

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

Seasonal Aspects

      To date, the Company's New Jersey seafood restaurants have experienced their greatest sales volumes from May through September whereas its Florida seafood restaurants have experienced their greatest sales volumes from January through April. As the Company has only operated its Garcia's restaurant for approximately one year, it is unable to predict at this time the extent to which its business will be subject to seasonality.

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

Competition

      The restaurant business is highly competitive and the success of any restaurant depends to a great extent upon the services it supplies and its location. The Company's seafood restaurants compete primarily with other local seafood restaurants and to a lesser extent, with local restaurants serving a more general fare. The principal national competition to the Company's seafood restaurants is the Red Lobster restaurant chain. This chain has substantially greater resources than the Company. There are other restaurants in the mall and in the vicinity of the mall where the Company is now operating a Garcia's restaurant, all of which supply competition to the Company's Garcia's unit. Although there are no Mexican style restaurants in the mall, there are other Mexican style restaurants in the area. Typical "chain" competitors, all of which are affiliated with better established and more prominent national chains, are the Friendly Ice Cream chain and McDonalds. There can be no assurance that the Company's units will be able to successfully compete with any of such other restaurants.

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

Employees

      The Company maintains its administrative employees at its executive offices including its principal officers (see "Item 10 Directors and Executive Officers of the Registrant,") secretarial and bookkeeping personnel. Each of the Company's seafood restaurant units employs a general manager, two assistant managers and between 40 and 130 other employees to serve as waitresses, waiters, busboys, bartenders, cooks, dishwashers, kitchen help, hostesses and cashiers (some on a part-time basis). The Company's Garcia's restaurant when fully staffed, will employ approximately 80 employees serving similar functions. The Company also presently employs three area supervisors, each responsible for three of the Company's restaurants. Managerial candidates are recruited for the Company's restaurants from hotel and restaurant management schools, restaurant recruiting agencies, through advertising in restaurant management magazines and by promotion from within the Company's own organization. At January 26, 1997, the Company had a total of approximately 450 employees (including part-time workers). The Company is not a party to any collective bargaining agreements and has enjoyed satisfactory employee relations since inception.


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

      Chefs' management was unaware of any violations of law concerning activity in the market for Chefs' securities, the market price for Chefs' securities or the existence of a scheme to dominate, control or manipulate the market for Chefs' securities. During the more than two-year period of the Commission's private investigation, the market price for Chefs' common stock materially declined. As a result, the Company's management determined that the proposed public offering was no longer viable and on March 28, 1996, the Commission granted the Company's application to withdraw the Registration Statement thereby removing any possibility of the Commission issuing a stop order suspending the effectiveness of the Registration Statement.

      By letter dated October 31, 1996, the Staff of the Commission notified the Company that the "...staff inquiry..." in the matter (the private investigation) "...has been terminated and that, at this time, no enforcement action has been recommended to the Commission...."


Item 4.     Submission of Matters to a Vote of Security Holders

      The Company's Annual Meeting of Stockholders was held on
Thursday, November 7, 1996. At the meeting, the following five individuals, namely

                  Anthony Papalia
                  James Fletcher
                  Martin Fletcher
                  Frank Koenemund
                  Jack Mariucci

were each elected to serve as directors of the Company until the next annual meeting of stockholders and until their successors are elected and qualify. At said meeting, 10,262,546 shares of Common Stock were voted in favor and 242,684 shares of Common Stock were votes against a proposed amendment to the Company's Certificate of Incorporation (a) to reduce the number of authorized shares of Common Stock from 50,000,000 shares of Common Stock, $.01 par value per share to 15,000,000 shares of Common Stock, $.01 par value per share, and (b) to effect a one-for-three reverse stock split of the outstanding shares of Common Stock. Therefore, the proposal was duly adopted in accordance with the Delaware Corporation Law and the reverse stock split was effective on November 22, 1996.

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

            Quarter                    Bid Prices
            Ended                    High        Low

            April 28, 1995          $2.82       $1.32
            July 28, 1995           $2.64       $1.14
            October 27, 1995        $1.98       $1.14
            January 28, 1996        $1.14       $ .75

            April 28, 1996          $1.02       $ .84
            July 28, 1996           $1.98       $ .94
            October 27, 1996        $1.98       $ .84
            January 26, 1997        $ .94       $ .50

      The above quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. They do not necessarily represent actual transactions.

      At March 31, 1997, the number of record holders of the Common Stock was 7,409. Such number of record owners was determined from the Company's shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

      Pursuant to the Company's Term Loan and Revolving Credit Agreement with First Union National Bank entered into on January 19, 1996, the Company is restricted during the period any loans are outstanding under such agreement from paying dividends on any of its outstanding stock.

Item 6.  Selected Consolidated Financial Data
                                          [In thousands, except per share data]
                                           Y e a r s     e n d e d

                          January 26,January 28,January 29,January 30, January 31,
                              1 9 9 7    1 9 9 6     1 9 9 5   1 9 9 4     1 9 9 3

Operating Data:

  Gross Revenues             $ 17,299       $ 16,571       $ 16,044    $ 15,318       $ 15,255

  Operating Expenses         $ 11,
  [Loss] Income from
   Continuing Operations     $   (175)  $   (336)   $    184   $   182     $   252

  [Loss] from Discontinued
   Operations                $ (1,165)  $ (1,848)   $   (441)  $  (359)    $    --

  [Loss] on Disposal of
   Discontinued Operations   $   (573)  $     --    $     --   $    --     $    --

  Net [Loss] Income          $ (1,913)  $ (2,184)   $   (257)  $  (177)    $   252

  [Loss] Income Per Share
  from Continuing Operations $   (.04)  $   (.07)   $    .04   $   .04     $   .06

  Net [Loss] Income Per
   Common Share              $   (.43)  $   (.49)   $   (.06)  $  (.03)    $   .06

  Cash Dividends Per
   Common Share              $     --   $     --    $     --   $    --     $    --

Balance Sheet Data:

  Cash and Cash Equivalents  $    952   $  1,379    $  1,267   $ 1,043     $ 1,139

  Total Assets *             $ 16,945   $ 18,508    $ 20,945   $19,863     $17,774

  Total Long-Term Liabilities$  1,000   $  1,613    $  1,844   $   540     $ 1,603

  Total Liabilities          $  3,774   $  3,424    $  3,678   $ 2,340     $ 3,225

  Working Capital            $    178   $    957    $    495   $   375     $   489

  Stockholders' Equity       $ 13,171   $ 15,084    $ 17,266   $17,523     $14,549

*  At fiscal year end 1997, 1996, 1995, 1994 and 1993, includes $557, $1,221,
 $3,529, $3,590, and $645 of goodwill.

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations

      On  February  20,  1997 (as of  January  26,  1997)  Chefs sold 95% of the outstanding stock of its wholly-owned Mister Cookie Face, Inc. ("MCF") subsidiary to a Chefs' director, Frank "Doc" Koenemund. MCF had been acquired by Chefs in July 1993 (as of June 30, 1993) from Mr. Koenemund. In view of declining sales in the last three fiscal years and the fact that MCF had realized losses since the July 1993 purchase, management concluded that it was in Chefs' best interest to sell MCF. At the closing, Chefs received $500,000 in cash and notes in the aggregate principal amount of $1,100,000 which were discounted to $498,950 based on the estimated present value of the payments. Additionally, MCF agreed to reimburse Chefs on a monthly basis for amounts due on two capital leases secured by equipment at MCF which Chefs will continue to pay. As a result of the sale, the Company recorded a loss of $572,900.

      In fiscal 1997, the Company sustained a loss of $1,912,800 compared to losses of $2,184,100 in 1996 and $257,100 in 1995. The fiscal 1997 loss includes a loss from the discontinued MCF operations of $1,165,100 and the loss on the MCF sale of $572,900. The 1996 and 1995 losses included losses from MCF operations of $1,847,800 and $441,400 respectively. Effective for fiscal 1996, the Company adopted the Statement of Financial Account Standards No. 121 (FASB
121), "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of." The MCF operational losses for 1997 and 1996 included impairment losses of $565,900 and $2,024,700 respectively from writing down goodwill. The Company's fiscal 1996 loss from continuing operations included an impairment loss of $171,000 in connection with restaurant operations. The fiscal 1995 loss included registration costs of $270,700 associated with an aborted public offering.

      The Company's continuing restaurant operations realized a net loss of $174,700 for fiscal 1997 compared to a loss of $336,300 for fiscal 1996 and net income of $184,200 in fiscal 1995. Sales for fiscal 1997 were $17,298,600, an increase of $727,300 over 1996 sales of $16,571,400. While gross sales increased by 4.4%, the number of customers served increased by 3.5% indicating an increase of approximately 1% in the average check per customer. The Company operated nine restaurants during the comparable periods. However, fiscal 1997 sales include "Garcia's," the Company's Mexican restaurant, which opened in May 1996, while fiscal 1996 sales included the Eatontown, New Jersey LaCrepe, which was closed in December of 1995. Garcia's had sales of $969,000 in fiscal 1997 while LaCrepe had sales of $469,100 in fiscal 1996, a net increase in sales of $499,900 representing a majority of the Company's 1997 sales increase. For the eight restaurants that operated during the comparative periods, sales were $227,400 higher. 1996 sales were $527,700 or 3.3% higher than 1995 sales.

      Gross profit for fiscal 1997 was 67.3% of sales, a slight improvement over the gross profits of 66.7% and 67% for 1996 and 1995 respectively. The improvement primarily resulted from the addition of Garcia's which has a lower cost of sales than the seafood restaurants.

      Payroll and related expenses were 30.3% of sales for fiscal 1997 versus 30.40% in 1996 and 29.5% in 1995. Salary increases and higher health and workers compensation insurance costs were offset by the increase in sales. The federal minimum wage increased to $4.75 an hour on October 2, 1996, and will increase to $5.15 in September 1997. Management anticipates that these increases should have a minimal impact on the Company's payroll costs because the bulk of the Company's minimum wage earners work in New Jersey where the state minimum wage per hour is $5.05 (increasing to $5.15 when the federal rate goes up in September 1997) and because the new federal law freezes the cash wages of tipped employees (as long as their tips and cash wages together equal or exceed the minimum).

      Other operating expenses were 22.6% of sales during fiscal 1997 compared to 21.7% and 21.1% for the two previous years. The main components of the 1997 increase were $113,000 of start-up costs associated with the opening of Garcia's and higher chain wide utility and occupancy costs. Depreciation and amortization expenses were slightly lower in fiscal 1997 despite capital expenditures of $1,144,000, $718,000 of which was spent building and outfitting Garcia's. The decrease resulted primarily from the fiscal 1996 write-down of $171,000 of long-lived assets due to the adoption of FASB 121. General and administrative expenses were $138,300 higher in fiscal 1997 versus 1996 primarily due to increased salaries and payroll taxes of $87,300, higher insurance costs of $22,200 and $50,000 in expenses associated with the Company's November 1996 reverse stock split. General and administrative expenses for 1996 were higher versus 1995 primarily because of higher health insurance costs and wage increases.

      The fiscal 1996 loss of $54,300 from the closing of restaurants resulted from the December 1995 closing of the Eatontown, New Jersey LaCrepe restaurant. The restaurant was renovated and re-opened as Garcia's during fiscal 1997. The 1995 gain of $76,400 on the sale of restaurants resulted from the Company's Quakerbridge, New Jersey LaCrepe liquor license and the early termination of the lease.

      Interest expense was slightly higher in fiscal 1997 due to the interest associated with a three-year bank loan of $350,000 borrowed in January of 1996 to partially finance the Garcia's renovation. Interest expense was $13,100 lower in 1996 than in 1995 due to debt reduction. Interest income was slightly less in 1997 due to lower rates and less funds available for short-term investments.

Liquidity and Capital Resources

      The Company's ratio of current assets to current liabilities was 1.06:1 at January 26, 1997, compared to 1.53:1 and 1.27:1 for the two previous years. Working capital was $177,800 at the end of fiscal 1997 compared to $957,200 and $494,700 for the two previous years. Net cash provided by operating activities was $1,062,100. The primary asset change was an increase in inventories of $93,200 reflecting increased sales in January 1997 which continued into the first quarter of the new fiscal year. Due to the sales increase, the primary change in liabilities was a $343,400 increase in accounts payable. Net cash flows from investing activities were a negative $1,341,600 resulting primarily from capital expenditures of $1,144,200 for restaurant improvements and equipment of which $718,000 was spent to build Garcia's. Net cash flows from financing activities during fiscal 1997 were a negative $181,600 resulting from new debt offset by debt repayment. The $100,000 in debt proceeds which the Company borrowed for inventory purposes was a draw on its $350,000 line of credit secured by the Toms River, New Jersey restaurant. In fiscal 1996, net cash flows from operations was a positive $479,400. The significant change in operating assets and liabilities was a decrease in accounts payable of $79,200 due to the poor winter weather which resulted in lower sales. Cash outflows from investing activities in fiscal 1996 were $530,400 for capital expenditures while financing activities resulted in an increase of $150,400. 1996 financing activities included debt proceeds of $1,125,000 offset by debt repayment of $976,800. Borrowings included $350,000 used to finance a portion of the Garcia's renovation. In January 1996, the Company and its primary bank agreed to restructure its $2,000,000 revolving line of credit into two parts, a $1,000,000 five-year term loan at 7.5% and a $1,000,000 line of credit at LIBOR +2% due in May 1997. During fiscal 1995, operations generated $1,282,400 in cash. The changes in assets and liabilities included increases of $173,600 in inventories and $263,900 in accounts payable and accrued expenses. Net cash flows from investing activities were a negative $588,200 comprised of $419,500 in restaurant capital expenditures and $267,000 spent on purchasing the Belmar, New Jersey restaurant offset by the sale of the Quakerbridge LaCrepe restaurant assets for $211,300. Financing activities in fiscal 1995 netted a cash outflow of $234,600.

      At the end of fiscal 1997, the Company was not in compliance with certain of its covenants under its Loan Agreement with First Union National Bank by failing to maintain the requisite Consolidated Working Capital, Consolidated Current Ratio, Consolidated Tangible Net Worth and Debt Service Coverage Ratio. However, the Company requested and the Bank granted a waiver of its right to declare a default under the Loan Agreement based on the Company's failure to comply with these covenants at January 26, 1997.

      Subsequent to the year end January 26, 1997, the Company sold 95% of the stock of MCF. At the closing Chefs received $500,000 which was used to pay off Chefs' outstanding indebtedness under its revolving line of credit with the bank. On March 21, 1997, Chefs received $100,000 from MCF as per the terms of the sale, which was used to pay off the outstanding balance due on the $350,000 line of credit. Consequently, the Company has the entire $350,000 available for future borrowing needs.

      Management anticipates that funds from operations and the $350,000 line will be sufficient to meet obligations in fiscal 1998, including routine capital expenditures.

Inflation

      It is not possible for the Company to predict with any accuracy the effect of inflation upon the results of its operations in future years. The price of food is extremely volatile and projections as to its performance in the future vary and are dependent upon a complex set of factors. The federal minimum wage will increase to $5.15 per hour in September 1997.

Item 8.    Financial Statements and Supplementary Data

                            INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of Chefs International, Inc.
  Point Pleasant, New Jersey



            We have audited the accompanying consolidated balance sheets of Chefs International, Inc. and its subsidiaries as of January 26, 1997 and January 28, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 26, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chefs International, Inc. and its subsidiaries as of January 26, 1997 and January 28, 1996, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 26, 1997, in conformity with generally accepted accounting principles.

            As discussed in the accompanying notes to the financial statements, for the year ended January 28, 1996, the Company adopted a new accounting standard promulgated by the Financial Accounting Standards Board, changing its method of accounting for impairment of long-lived assets and goodwill relating to those assets.







                                          MOORE STEPHENS, P.C.
                          Certified Public Accountants.

Cranford, New Jersey
March 21, 1997

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                        January 26,  January 28,
                                                          1 9 9 7       1 9 9 6

Assets:
Current Assets:
  Cash and Cash Equivalents                             $  951,668   $ 1,378,814
  Investments                                              160,000       350,000
  Miscellaneous Receivables                                147,101       102,714
  Due on Sale of Discontinued Operations - Current         679,154            --
  Inventories                                              925,463       832,243
  Prepaid Expenses                                          88,509       105,054
  Net Assets of Discontinued Operations                         --     2,001,693
                                                        ----------   -----------

  Total Current Assets                                   2,951,895     4,770,518
                                                        ----------   -----------

Property, Plant and Equipment - At Cost                 18,200,415    17,382,920

Less:  Accumulated Depreciation                          6,676,718     6,068,502
                                                        ----------   -----------

  Property, Plant and Equipment - Net                   11,523,697    11,314,418
                                                        ----------   -----------

Other Assets:
  Investments                                              631,000       356,000
  Goodwill - Net                                           557,364     1,221,448
  Liquor Licenses - Net                                    727,663       752,347
  Due on Sale of Discontinued Operations - Long-Term       508,593            --
  Due from Related Parties                                   6,524        11,782
  Other                                                     38,333        81,599
                                                        ----------   -----------

  Total Other Assets                                     2,469,477     2,423,176
                                                        ----------   -----------

  Total Assets                                          $16,945,069  $18,508,112
                                                        ===========  ===========




See Notes to Consolidated Financial Statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------


                                                       January 26,  January 28,
                                                         1 9 9 7       1 9 9 6

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                     $  967,245   $   623,820
  Accrued Payroll                                         134,954       144,487
  Accrued Expenses                                        337,897       333,089
  Notes and Mortgages Payable to Banks                  1,008,500       408,500
  Capital Lease Obligations - Current                      79,154        73,084
  Other Liabilities                                       246,304       228,695
                                                       ----------   -----------

  Total Current Liabilities                             2,774,054     1,811,675
                                                       ----------   -----------

Long-Term Debt:
  Notes and Mortgages Payable to Banks                    807,999     1,341,500
  Capital Lease Obligations - Long-Term                   109,643       188,797
                                                       ----------   -----------

  Total Long-Term Debt                                    917,642     1,530,297
                                                       ----------   -----------

Other Liabilities                                          82,396        82,396
                                                       ----------   -----------
Commitments and Contingencies                                  --            --
                                                       ----------   -----------

Stockholders' Equity:
  Capital Stock - Common, $.01 Par Value, Authorized
   15,000,000 Shares; Issued and Outstanding 4,488,291     44,883        44,883

  Additional Paid-in Capital                           32,304,486    32,304,486

  Accumulated [Deficit]                               (19,178,392)  (17,265,625)
                                                       -----------  -----------

  Total Stockholders' Equity                           13,170,977    15,083,744
                                                       ----------   -----------

  Total Liabilities and Stockholders' Equity          $16,945,069   $18,508,112
                                                      ===========   ===========



See Notes to Consolidated Financial Statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------


                                                    For the years ended
                                         January 26,   January 28,  January 29,
                                            1 9 9 7      1 9 9 6       1 9 9 5

Sales                                    $17,298,626   $16,571,357  $16,043,702

Cost of Goods Sold                         5,656,124    5,511,095     5,288,679
                                         -----------   ----------   -----------

  Gross Profit                            11,642,502   11,060,262    10,755,023
                                         -----------   ----------   -----------

Operating Expenses:
  Payroll and Related Expenses             5,238,257    5,037,515     4,734,671
  Other Operating Expenses                 3,910,968    3,593,820     3,382,870
  Depreciation and Amortization              974,758      990,867       940,435
  Suspended Registration Expenses                 --           --       270,750
  General and Administrative Expenses      1,733,963    1,595,644     1,332,296
  Loss [Gain] on Closing and Sale
   of Restaurants                                 --       54,355       (76,467)
  Impairment Loss of Long-Lived Assets            --      170,867            --
                                         -----------   ----------   -----------

  Total Operating Expenses                11,857,946   11,443,068    10,584,555
                                         -----------   ----------   -----------

  [Loss] Income from Operations             (215,444)    (382,806)      170,468
                                         -----------   ----------   -----------

Other Income [Expense]:
  Interest Expense                           (47,713)     (45,892)      (59,045)
  Interest Income                             88,408       92,373        72,817
                                         -----------   ----------   -----------

  Other Income - Net                          40,695       46,481        13,772
                                         -----------   ----------   -----------

  [Loss] Income from Continuing Operations
   Before Income Taxes                      (174,749)    (336,325)      184,240

Provision for Income Taxes                        --           --            --
                                         -----------   ----------   -----------

  [Loss] Income from Continuing Operations  (174,749)    (336,325)      184,240

[Loss] from Operations of Discontinued
  Ice Cream Business                      (1,165,135)  (1,847,824)     (441,370)

[Loss] on Disposal of Ice Cream Business    (572,883)          --            --
                                         -----------   ----------   -----------

  Net [Loss]                             $(1,912,767)  $(2,184,149) $  (257,130)
                                         ===========   ===========  ===========

  [Loss] Income Per Share from Continuing
   Operations                            $      (.04)  $     (.07)  $       .04
                                         ===========   ==========   ===========

  Net [Loss] Per Share                   $      (.43)  $     (.49)  $      (.06)
                                         ===========   ==========   ===========


See Notes to Consolidated Financial Statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------



                                          Capital Additional                                   Total
                                  Number         Stock       Paid-in        Accumulated                  Stockholders'
                                of Shares       Par Value     Capital        [Deficit]                     Equity


Balance - January 30, 1994      4,486,034      $  44,861    $32,302,319   $(14,824,346)   $17,522,834

  Common Stock Issued - 1:3
   Split Fractional Shares             35            --               1            --               1

  Income from Continuing
   Operations                          --            --              --        184,240        184,240

  [Loss] from Discontinued
   Operations                          --            --              --       (441,370)      (441,370)
                                ----------     ---------      ----------    ----------     ----------

Balance - January 29, 1995       4,486,069        44,861      32,302,320  (15,081,476)     17,265,705

  Common Stock Options
   Exercised                         2,222            22           2,166           --           2,188

  [Loss] from Continuing
   Operations                           --            --              --     (336,325)       (336,325)

  [Loss] from Discontinued
   Operations                           --            --              --   (1,847,824)     (1,847,824)
                                ----------     ---------      ----------  -----------      ----------

Balance - January 28, 1996       4,488,291        44,883      32,304,486  (17,265,625)     15,083,744

  [Loss] from Continuing
   Operations                           --            --              --     (174,749)       (174,749)

  [Loss] from Discontinued
   Operations                           --            --              --   (1,165,135)     (1,165,135)

  [Loss] from Sale of
   Discontinued Operations              --            --              --     (572,883)       (572,883)
                                ----------     ---------      ----------  -----------       ---------

Balance - January 26, 1997       4,488,291     $  44,883     $32,304,486 $(19,178,392)    $13,170,977
                                ==========     =========     =========== ============     ===========



See Notes to Consolidated Financial Statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

                                                                     Y e a r s  e n d e d

                                                         January 26,     January 28,     January 29,
                                                           1 9 9 7         1 9 9 6         1 9 9 5

Operating Activities:


  [Loss] Income From Continuing Operations              $  (174,749)    $ (336,325)     $   184,240
                                                        -----------     ----------      -----------
  Adjustments to Reconcile Net [Loss] Income to Net
   Cash Provided by Continuing Operating Activities:
   Depreciation and Amortization                            974,758        990,867          940,435
   Loss on Asset Disposals                                    3,293          2,512            3,225
   Loss [Gain] on Closing and Sale of Restaurants                --         54,355          (76,467)

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Inventories                                            (93,220)       (62,843)        (173,574)
     Prepaid Expenses                                        16,545        (40,096)          23,900
     Other Assets                                            48,524        (50,488)         145,325
     Miscellaneous Receivable                               (44,387)        25,961          (28,571)

   Increase [Decrease] in:
     Accounts Payable                                        343,425       (79,219)         142,613
     Accrued Expenses and Other Liabilities                   12,884       (25,350)         121,303
                                                         -----------    ----------      -----------

   Total Adjustments                                       1,261,822       815,699        1,098,189
                                                         -----------    ----------      -----------

  Net Cash - Continuing Operations - Forward               1,087,073       479,374        1,282,429
                                                         -----------    ----------       -----------

Discontinued Operations:
  [Loss] From Discontinued Operations                     (1,738,018)   (1,847,824)        (441,370)
                                                         -----------    ----------      -----------
  Adjustments to Reconcile Net [Loss] to Net Cash
   Provided [Used] by Discontinued Operating Activities:
   Depreciation and Amortization                             293,711       381,959          301,514
   [Gain] on Asset Disposals                                  (7,776)           --               --
   Impairment Loss of Long-Lived Assets                      565,948     2,195,750               --
   Loss on Disposal of Discontinued Operations               572,883            --               --

   [Increase] Decrease in Net Assets of
     Discontinued Operations                                 126,156       (50,195)        (750,876)
                                                         -----------    ----------      -----------

   Total Adjustments                                       1,550,922     2,527,514         (449,362)
                                                         -----------    ----------      -----------

  Net Cash - Discontinued Operations - Forward              (187,096)      679,690         (890,732)
                                                          ----------    ----------      -----------

Investing Activities - Continuing Operations:
  Capital Expenditures                                    (1,144,192)     (530,382)        (419,484)
  Proceeds from Sale of Restaurant Assets                      8,939            --          211,273
  Sale or Redemption of Investments                               --            --          347,000
  Purchase of Investments                                    (50,000)           --         (460,000)
  Acquisition of Restaurant                                       --            --         (267,008)
  Sale of Discontinued Operations - Cash Transferred        (156,384)           --               --

  Net Cash - Investing Activities - Continuing
   Operations - Forward                                  $(1,341,637)   $ (530,382)     $  (588,219)

See Notes to Consolidated Financial Statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

                                                                Y e a r s  e n d e d

                                                       January 26,     January 28,   January 29,
                                                         1 9 9 7        1 9 9 6       1 9 9 5
  Net Cash - Continuing Operations - Forward          $ 1,087,073     $  479,374   $ 1,282,429
                                                      -----------     ----------   -----------

  Net Cash - Discontinued Operations - Forwarded         (187,096)       679,690      (890,732)
                                                         --------     ----------   -----------

  Net Cash - Investing Activities - Continuing
   Operations - Forwarded                              (1,341,637)    (530,382)       (588,219)
                                                      -----------   ----------     -----------

Investing Activities - Discontinued Operations:
  Capital Expenditures                                   (100,574)    (342,571)       (536,418)
  Proceeds from Sale of Restaurant Assets                 140,126           --              --
                                                      -----------   ----------     -----------

  Net Investing Activities - Discontinued Operations       39,552     (342,571)       (536,418)
                                                           ------   ----------     -----------

Financing Activities - Continuing Operations:
  Repayment of Debt                                      (281,585)    (976,785)     (1,175,257)
  Proceeds from Debt                                      100,000    1,125,000         940,618
  Proceeds from Exercise of Stock Options                      --        2,188              --
                                                      -----------   ----------     -----------

  Net Cash - Financing Activities - Continuing
   Operations                                            (181,585)     150,403        (234,639)
                                                      -----------   ----------     -----------

Financing Activities - Discontinued Operations:
  Repayment of Debt                                      (213,260)    (724,501)       (119,013)
  Proceeds from Debt                                      375,000      400,000       1,310,000
  Repayment of Related Party Loan                          (5,193)          --              --
                                                      -----------   ----------     -----------

  Net Cash - Financing Activities - Discontinued
   Operations                                             156,547     (324,501)      1,190,987
                                                      -----------   ----------     -----------

  Net [Decrease] Increase in Cash and Cash
   Equivalents                                           (427,146)     112,013         223,408

Cash and Cash Equivalents - Beginning of Years          1,378,814    1,266,801       1,043,393
                                                       ----------   ----------     -----------

  Cash and Cash Equivalents - End of Years            $   951,668   $1,378,814     $ 1,266,801
                                                      ===========   ==========     ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the years for:
   Interest                                           $   178,777   $  197,752     $   202,400
   Income Taxes                                       $        --   $       --     $        --

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
  During fiscal 1996, the discontinued ice cream business acquired equipment from a director/employee for an interest free note valued at $74,857.


See Notes to Consolidated Financial Statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


[1] Nature of Operations and Summary of Significant Accounting Policies

Chefs International and its subsidiaries [the "Company"] operated nine and eight restaurants at January 26, 1997 and January 28, 1996, respectively. Eight of the restaurants are seafood restaurants, operated in New Jersey and Florida generally under the trade name, Lobster Shanty. The Company also operated a Garcia's franchised Mexican restaurant in New Jersey in fiscal 1997.

On January 26, 1997, the Company sold 95% of the Mr. Cookie Face ["MCF"] ice cream operation [See Note 16], which is treated as a disposal of a business segment. The statements of operations for the years ended January 28, 1996 and January 29, 1995 have been now restated to reflect this transaction as discontinued operations for comparative purposes.

Principals of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Concentrations of Credit Risk -The Company maintains cash balances at several financial institutions in New Jersey and Florida. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured cash balances totaled approximately $780,000 and $1,427,000 at the end of fiscal years 1997 and 1996, respectively. The Company does not require collateral to support financial instruments subject to credit risk.

The Company also maintains a highly liquid money market account classified as a cash equivalent, which is uninsured. Balances in this account totaled $44,916 and $46,602 at the end of fiscal 1997 and 1996, respectively.

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.

Investments - Investments consist of certificates of deposit stated at actual cost, which approximates market value and are classified as current or long-term based on maturities at the balance sheet date. All certificates are considered as "held-to-maturity". At the end of fiscal 1997, investments include the estimated fair value of 5% of the stock of Mister Cookie Face ice cream operation retained by the Company of $35,000.

Inventories - Inventories consist of food, beverages and supplies. Inventories are stated at the lower of cost [determined by the first-in, first-out method] or market.

Property, Plant and Equipment and Depreciation - Property, plant and equipment are carried at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method. The costs of maintenance and repairs are expensed as incurred, whereas significant betterments and renewals are capitalized.

Goodwill - Goodwill represents cost in excess of fair value of property acquired and is being amortized over estimated useful lives ranging from 10 to 40 years under the straight-line method.

Impairment - Certain long-term assets of the Company, including goodwill, are reviewed at least annually as to whether their carrying value has become impaired. This evaluation is done by comparing the carrying value of the asset to the value of the projected discounted net cash flow from related operations. Impairment, if any, is measured by the amount that the carrying value of the asset exceeds the projected discounted net cash flow.

Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
------------------------------------------------------------------------------



[1] Nature of Operations and Summary of Significant Accounting
    Policies [Continued]

Impairment [Continued] - As of January 26, 1997, management expects these assets to be fully recoverable. For fiscal 1996, the Company adopted Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" [See Note 4].

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

Income Taxes - The Company uses the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Advertising - The Company expenses advertising costs as incurred. Advertising costs for fiscal 1997, 1996 and 1995 were $455,409, $466,737 and $406,617, respectively.

[2] Inventory

Inventories consist of the following:
                                  January 26,    January 28,
                                    1 9 9 7       1 9 9 6

Food                               $ 479,575     $ 416,763
Beverages                            103,455       117,893
Supplies                             342,493       297,587
                                   ---------     ---------

  Totals                           $ 925,463     $ 832,243
  ------                           =========     =========

[3] Property, Plant and Equipment

The classification of property, plant and equipment together with their estimated useful lives is as follows:

                                    January 26,  January 28,        Estimated
                                      1 9 9 7      1 9 9 6         Useful Life

Land                                $ 2,335,026 $  2,335,026           N/A
Buildings and Improvements           12,655,064   12,547,356      20 - 40 Years
Leasehold Improvements                  976,123      390,132      Term of Lease
Furniture and Equipment               2,140,220    2,022,259      5 - 10 Years
China, Glassware and Utensils            93,982       88,147            *
                                    ----------- ------------

  Totals                            $18,200,415 $ 17,382,920
  ------                            =========== ============

* Carried at original cost for each restaurant. All replacement purchases are charged to expense as incurred.
Depreciation expense was $922,682, $936,274 and $890,777 for fiscal 1997, 1996 and 1995, respectively.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
------------------------------------------------------------------------------



[4] Intangible Assets

As of the end of fiscal 1997 and 1996, intangible assets consist of:

                                                               Liquor
1997                                             Goodwill     Licenses

Cost                                            $  967,132    $  987,307
Less:  Accumulated Amortization                    409,768       259,644
                                                ----------    ----------

  Net                                           $  557,364    $  727,663
  ---                                           ==========    ==========

1996

Cost                                            $1,998,875    $  987,307
Less:  Accumulated Amortization                    777,427       234,960
                                                ----------    ----------

  Net                                           $1,221,448    $  752,347
  ---                                           ==========    ==========

Amortization expense was $52,076, $54,593 and $49,658 for fiscal 1997, 1996 and 1995, respectively.

In the fourth quarter of fiscal 1997, goodwill  attributable to the discontinued
operation  of  $565,948  was  written  off  to  the  loss  from   operations  of
discontinued business segment [See Note 16].

During the fourth quarter of fiscal 1996, the Company adopted SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company recorded an impairment loss of $2,195,750 from the write-down of goodwill and property and equipment of which $2,024,883 was from the discontinued business segment. Facts and circumstances leading to the impairment loss consist primarily of the Company's ice cream operation's inability to expand its markets and products as previously planned. In addition, there was a write-down of goodwill for approximately $171,000 in connection with restaurant operations.

Fair values were determined for the ice cream operation through estimating the fair value of ice cream manufacturing equipment, leasehold improvements and the product trade name and trade mark using discounted cash flows. For the restaurants, fair value was generally determined through estimating the fair value of real property and liquor licenses based on the prices of similar assets and appraisals. The impairment losses recorded are the differences between these estimated fair values and the carrying values of the ice cream operations and the individual restaurants. A significant assumption for the cash flows forecast for fiscal 1996 was a nine year period for ice cream operations.

[5] Notes and Mortgages Payable to Banks

Notes and mortgages payable to banks as of the end of fiscal 1997 and 1996, were as follows:

                                                            1 9 9 7   1 9 9 6
                                                            -------   -------

Note Payable, Due November 15, 2000, at 7.51% fixed,
  collateralized by real estate                          $  799,999  $1,000,000
Note Payable, Due November 15, 1998, at 7.51% fixed,
  collateralized by real estate                             416,500     625,000
                                                         ----------   ---------

  Totals - Forward                                       $1,216,499  $1,625,000

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
------------------------------------------------------------------------------


[5] Notes and Mortgages Payable to Banks [Continued]
                                                           1 9 9 7      1 9 9 6
                                                           -------      -------
  Totals - Forwarded                                     $1,216,499  $1,625,000

Revolving Credit, Due May 31, 1997, at LIBOR + 2%,
  collateralized by real estate                             500,000     125,000
Line of credit, Due June 30, 1997, at prime, collateralized
  by real estate                                            100,000         --
                                                         ----------   ---------

Totals                                                    1,816,499   1,750,000
Less:  Current Portion                                    1,008,500     408,500
                                                         ----------   ---------

  Total Long-Term Notes and Mortgages Payable to Banks   $  807,999  $1,341,500
  ----------------------------------------------------   ==========  ==========

At January 26, 1997, unused amounts under the revolving line of credit was $500,000 and under the line of credit was $250,000.

The weighted average interest rate for short-term borrowing at January 26, 1997 was 8.25% and at January 28, 1996 was 8.50%.

LIBOR and the prime rate were 5.94% and 8.25%, respectively at January 26, 1997.

The notes payable are due in periodic installments through the due dates.

At January 26, 1997, annual maturities of the above debt are as follows:

1998                                                     $1,008,500
1999                                                        408,000
2000                                                        200,000
2001                                                        199,999
Thereafter                                                       --
                                                         ----------

  Total                                                  $1,816,499

All of the above obligations are due to the same financial institution.

The loan covenant governing the borrowings includes, among other items, requirements to maintain certain working capital and tangible net worth amounts and restrictions on dividends.

[6] Capital Lease Obligations

The Company leases equipment under capital leases expiring in 2000. Future minimum payments by the Company under capital leases consist of the following at January 26, 1997:

Payments Due in Fiscal:
  1998                                                   $    91,404
  1999                                                        91,404
  2000                                                        24,254
  Thereafter                                                      --
                                                         -----------

  Total Minimum Lease Payments                               207,062
  Amount Representing Interest                                18,265

  Present Value of Minimum Lease Payment                     188,797
  Less:  Current Portion                                      79,154

    Capital Lease Obligations - Long-Term                $   109,643
    -------------------------------------                ===========

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
------------------------------------------------------------------------------



[6] Capital Lease Obligations [Continued]

This equipment was sold as part of the discontinued operation [See Note 16]. The Company remains responsible for the payments, and as a result, has created a receivable from the sale of the discontinued operation for an amount equal to the lease obligation.

[7] Transactions with Related Parties

A principal stockholder of the Company is the principal owner of a partnership which leases the Vero Beach Restaurant to the Company. The lease is on a month-to-month basis and requires monthly payments of $10,000. Total rent expense was $120,000 for fiscal 1997, 1996 and 1995.

A loan has been made to a director with an outstanding balance at January 26, 1997 of $6,515. Principal and interest payments are made on a monthly basis with interest at 6%.

[8] Commitments

The Company leases restaurant, office and storage facilities, and equipment under operating leases expiring at various times through the year 2008.

Minimum future rental payments under noncancelable operating leases as of January 26, 1997, are as follows:

Year ending
 January
  1998                                                   $   207,123
  1999                                                       169,463
  2000                                                        91,203
  2001                                                        86,004
  2002                                                        96,017
  Thereafter                                                 698,267
                                                         -----------

   Total Minimum Future Rentals                          $ 1,348,077
   ----------------------------                          ===========

Rent expense was $383,603, $315,723 and $289,630 for fiscal 1997, 1996 and 1995, respectively.

The Company has three year employment agreements with two employee/directors for annual amounts ranging from $87,000 to $150,000. Total payments under the agreements over the next five years are $474,000. These agreements provide for lump sum payments in the event of the termination of the employee/directors without cause or a change in control of the Company, as defined, for a portion of the unexpired term of the contracts.

The Company has an agreement with a director/employee which provides for the payment of $20,000/year upon retirement. The discounted present value of this agreement is recorded as a liability. The amount has been partially insured with a life insurance contract owned by the Company.

In October 1995, the Company entered into a consulting agreement with a corporation controlled by a director. The original agreement calls for the corporation to provide marketing, advertising and promotional services through January 1999 for a fee of $3,000 per month. The revised agreement calls for the same services to be provided without payment in return for the director's retention of stock options previously issued to him.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
------------------------------------------------------------------------------



[9] Earnings Per Share

Earnings per share are based on weighted average number of shares outstanding of 4,488,291, 4,487,180 and 4,486,052 for fiscal years 1997, 1996 and 1995, respectively. The effect of options or warrants is anti-dilutive for fiscal years 1997, 1996 and 1995. On November 22, 1996, the Company effected a onefor-three reverse stock split of its outstanding common stock. All share data has been adjusted retroactively to reflect this change.

[10] Stock Options

In June of 1982, the Company's Board of Directors adopted an incentive stock option plan for key employees which was subsequently approved by the Company's stockholders. All incentive options granted under the plan were intended to qualify as incentive stock options under Section 422A of the Internal Revenue Code. Under the plan, an aggregate of 55,556 shares of common stock were reserved for issuance. Options may be exercised over a period of five or ten years from the date of grant and expire in 1999 and 2000.

In October 1994, the stockholders approved the grant of 216,667 non-qualified options to four directors to purchase the Company's stock at $3.75 per share. The options are for five years.

In October 1995, the stockholders approved the grant of 300,000 non-qualified options to two directors to purchase the company stock at $3.00 per share. The options are for five years.

In July 1995, one individual exercised options to buy 2,222 shares of stock at the option price of $.984 per share. An additional option to buy 556 shares was canceled during the fiscal year.

As part of the sale of the ice cream manufacturing segment [See Note 16], a director forfeited 304,167 options.

The Company periodically awards stock options to employees and applies the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for these awards. No compensation cost has been recognized. Had compensation cost for the stock options awarded been determined based on the fair value at the grant dates for these awards, consistent with the fair value method set forth under SFAS 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have increased in the year of issuance and decreased in the subsequent year due to forfeitures of a portion of those options.

The pro forma amounts are indicated below:

                                             1 9 9 7       1 9 9 6
                                             -------        -------
Net Loss:
  As Reported                              $(1,912,767)   $(2,184,149)
  Pro Forma                                $(1,687,420)   $(2,454,566)

Net Loss Per Share:
  As Reported                              $      (.43)   $      (.49)
  Pro Forma                                $      (.38)   $      (.55)

All options are granted at an exercise price in excess of the stock price on the date of grant.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes optionpricing model with the following assumptions used for grants in fiscal year 1996: dividend yields of 0%; expected volatility of 116%, risk-free interest rate of 5.77%; and an expected life of five years. The weighted average fair value of options granted were $-0- and $0.90 in 1997 and 1996, respectively.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
------------------------------------------------------------------------------



[10] Stock Options [Continued]

Summary of stock option activity is as follows:

                                 1 9 9 7           1 9 9 6          1 9 9 5
                            ---------------  ---------------   ----------------
                                   Weighted         Weighted           Weighted
                                    Average          Average            Average
                                   Exercise         Exercise           Exercise
                            Shares   Price    Shares   Price    Shares    Price

Outstanding - Beginning
 of Years                   565,667   $3.11   268,445 $  3.22    52,111  $ 0.984
Granted or Sold During
the Years                        --      --   300,000    3.00   216,667    3.75
Canceled During the Years  (304,167)   3.13      (556)   0.984     (333)   0.984
Expired During the Years     (4,661)   0.984       --      --       --       --
Exercised During the Years       --      --    (2,222)   0.984      --       --
                            ------- -------    ------  -------  -------  -------

  Outstanding - End
  of Years                  256,839   $3.13   565,667 $  3.11   268,445  $ 3.22
                            ======= =======   ======= =======   =======  =======

  Exercisable - End
  of Years                  256,839   $3.13   565,667 $  3.11   268,445  $ 3.22
                            ======= =======   ======= =======   =======  =======

The following table summarizes stock option information as of January 26, 1997:

                                            Weighted
                                             Average       Weighted
                                            Remaining       Average
                                           Contractual     Exercise
Range of Exercise Prices        Shares        Life           Price

     $         0.984          $  44,339      2.8 Years     $   0.984
     $3.00 to $3.75             212,500      3.0 Years          3.57
                              ---------      ---           ---------

                                256,839      3.0 Years     $    3.13
                              =========                    =========

[11] Income Taxes

The significant components of deferred tax assets and liabilities are as follows:

                                           January 26, January 28,
                                              1 9 9 7    1 9 9 6

Deferred Tax Assets:
  U.S. Federal Tax Loss Carryforwards      $ 5,100,000 $5,118,000
  Impairment Loss                              226,400    880,000
                                           ----------- ----------

  Gross Deferred Tax Asset                   5,326,400  5,998,000
  Less:  Valuation Allowance                 4,742,000  5,062,000
                                           ----------- ----------

   Net Deferred Tax Assets                     584,400    936,000

Deferred Tax Liability:
  Depreciation                                 584,400    936,000
                                           ----------- ----------

   Net Deferred Taxes                      $       --  $      --
   ------------------                      =========== ==========

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
------------------------------------------------------------------------------



[11] Income Taxes [Continued]

For the fiscal years 1997 and 1996, the valuation reduces the net deferred tax asset to zero. The net change in the valuation allowance of $320,000 is primarily due to a decrease in the non-deductible impairment loss in the current year.

The Company has available at January 26, 1997, operating loss carryforwards as follows:

     Year of                            Unused Operating
   Expiration                          Loss Carryforwards

      1999                                $ 1,170,004
      2000                                  2,341,860
      2001                                  1,838,179
      2002                                  1,509,463
      2003                                  2,072,345
      2004                                  2,942,316
      2005                                    472,062
      2009                                    118,411
      2010                                    285,130
                                          -----------

         Totals                           $12,749,770

[12] Fair Value

The following table summarizes the carrying amount and estimated fair value of the Company's significant financing instruments, all of which are held for non-trading purposes.

                                     January 26, 1997       January 28, 1996
                                   Carrying    Estimated  Carrying   Estimated
                                    Amount    Fair Value   Amount   Fair Value

Long-Term Debt                    $  807,999 $  807,999  $1,341,500 $1,341,500
Long-Term Notes Receivable        $  508,593 $  508,593  $      --  $       --

In assessing the fair value of financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash and cash equivalents, short-term receivables and payables, related party receivables and payables, and short-term debt, it was assumed that the carrying amount approximated fair value for the majority of these instruments because of their short maturities.

[13] 52-53 Week Year

The Company's year end is the last Sunday in January. The statements of operations are comprised of a 52-week year for fiscal 1997, 1996 and 1995.

[14] New Authoritative Pronouncements

The Financial Accounting Standards Board ["FASB"] has issued Statement of Financial Accounting Standards ["SFAS"] No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. Earlier application is not allowed. The provisions of SFAS No. 125 must be applied prospectively; retroactive application is prohibited. Adoption on January 1, 1997 is not expected to have a material impact on the Company. The FASB deferred some provisions of SFAS No. 125, which are expected to be relevant to the Company.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
------------------------------------------------------------------------------



[14] New Authoritative Pronouncements [Continued]

FASB has issued SFAS No. 128, "Earnings per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure," in February 1997.

SFAS No. 128 simplifies the earnings per share ["EPS"] calculations required by Accounting Principles Board ["APB"] Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. When adopted, SFAS No. 128 will require restatement of all prior-period EPS data presented; however, the Company has not sufficiently analyzed SFAS No. 128 to determine what effect SFAS No. 128 will have on its historically reported EPS amounts.

SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.

[15] Acquisitions

On July 14, 1993, the Company acquired Mister Cookie Face for 1,000,000 shares of its common stock as of June 30, 1993, in a business combination accounted for as a purchase. The purchase price of $3,150,000 exceeded the fair value of the net assets acquired by $3,056,626 [See Notes 4 and 16].

On October 28, 1994, the Company purchased a liquor license and trade name from a restaurant in New Jersey. The purchase price of $267,008 exceeded the fair value of the assets acquired by $117,008, which is being amortized over 3 years under the straight-line method, after adjustment for impairment.

In November 1995, the Company licenced the rights to the "Garcia" trade name for a six county area in central New Jersey. Consideration is 3% of gross sales generated. In April 1996, the Company converted an existing "LaCrepe" restaurant into a "Garcia's". A loss of $54,355 was recognized on the conversion.

[16] Discontinued Operations

On February 20, 1997 [as of January 26, 1997], the Company sold 95% of the common stock of MCF, its ice cream production segment to a director for an aggregate purchase price of $1,600,000, consisting of a $500,000 cash payment and three notes totaling $1,100,000. The first note is due on or before March 24, 1997, the second note is due in installments through July 1, 2000, and the third note is due on or before February 20, 2004, with mandatory prepayments based on MCF's cash flow. The notes are secured by a first lien on all of MCF's assets, however, the Company has agreed to subordinate the loans up to $1,750,000 for additional financing obtained by the purchaser. Based on the estimated present value of the payments, management has set the aggregate value of the consideration at $998,950. An additional amount of $188,797 is due from the purchaser, representing the balance due on two capital leases which the Company will continue to pay. The purchaser has agreed to reimburse the Company for the payments. The equipment subject to the lease was transferred by the Company as part of the sale. The value of the 5% of MCF capital stock retained by the company has been valued at $35,000.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
------------------------------------------------------------------------------



[16] Discontinued Operations [Continued]

On a per share basis, MCF's losses were $0.26, $0.42 and $0.10 for fiscal years 1997, 1996 and 1995, respectively.

The Company recorded a loss of $572,883 or $0.13 per share on the disposal. MCF sales were $11,260,976, $14,711,350 and $15,872,555 for the fiscal years 1997,
1996 and 1995, respectively.

The $500,000 down payment from the sale was used to retire bank debt subsequent to year end.

[17] Capital Transactions

On June 8, 1993, the Company effected a one-for-three reverse stock split of its outstanding common stock, .01 par value, without changing the par value of the common stock. All share data has been adjusted to reflect this change.

On November 22, 1996, the Company effected a one-for-three reverse stock split of its outstanding common stock, $.01 par value, without changing the par value of the common stock. All share data has been adjusted retroactively to reflect this change.

[18] Registration Statement and SEC Investigation

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

            In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.







                                          MOORE STEPHENS, P.C.
                                          Certified Public Accountants.
Cranford, New Jersey
March 21, 1997

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
------------------------------------------------------------------------------



                                                      Additions

                                               Balance at         Charged     Charged to       Deductions     Balance at
                                                Beginning         Against       Other             from          Close
                                               of Period          Income       Accounts         Reserves[A]   of Period

For the period ended January 26, 1997:

Amortization of Goodwill [See Note]            $ 777,427       $   98,136       $  --        $ (465,795)    $  409,768
                                               =========       ==========       =========    ==========     ==========

Amortization of Other Intangibles
  [See Note 4]                                 $  234,960      $   24,684       $  --        $      --      $  259,644
                                               ==========      ==========       =========    ==========     ==========



[A] Deduction Due to Sale of Business Segment.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
------------------------------------------------------------------------------




                                                                       Additions

                                          Balance at        Charged            Charged to      Deductions    Balance at
                                           Beginning         Against            Other             from          Close
                                           of Period         Income             Accounts        Reserves      of Period

For the period ended January 28, 1996:

Amortization of Goodwill [See Note]        $  594,594        $  182,833         $      --       $       --   $  777,427
                                           ==========        ==========         =========       ==========   ==========

Amortization of Other Intangibles
  [See Note 4]                             $  210,276        $   24,684         $      --       $       --   $  234,960
                                           ==========        ==========         =========       ==========   ==========



CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
------------------------------------------------------------------------------



                                                                       Additions

                                            Balance at         Charged          Charged to     Deductions   Balance at
                                            Beginning           Against            Other          from        Close
                                            of Period            Income          Accounts       Reserves    of Period

For the period ended January 29, 1995:

Amortization of Goodwill [See Note]         $ 416,149         $  178,445        $      --     $       --   $  594,594
                                            =========         ==========        =========     ==========   ==========

Amortization of Other Intangibles           $  218,964        $   24,136        $      --     $   32,824   $  210,276
                                            ==========        ==========        =========     ==========   ==========

Item 9: Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

None

                           CHEFS INTERNATIONAL, INC.

                                   PART III


Item 10.                           Directors and Executive Officers of the
Registrant

  The following table sets forth certain information with respect to each of the directors and executive officers of the Company:

  Name                             Age        Office

Anthony Papalia                   39        President, Treasurer, Chief
                            Executive Officer, Chief
                                 Financial Officer and Director

James Fletcher                    66        Director

Martin W. Fletcher                44        Secretary and Director

Frank Koenemund                   53        Director

Jack Mariucci                     57        Director
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

 James Fletcher was elected a vice president of the Company on February 10, 1978 and a director in December, 1978. In April, 1980 Mr. Fletcher became general manager of the Company's Florida seafood restaurants. Mr. Fletcher retired as a vice president and an employee of the Company at the conclusion of fiscal 1997 but continues to serve as a director.

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

 Frank Koenemund was principally engaged from 1988 through 1991 as a principal of Thin's Inn and Thin N'Creamy, two New Jersey entities packaging and selling diet cookies in various United States markets. Commencing in February 1992, Mr. Koenemund was principally engaged as sole owner and as an executive officer of Mr. Cookie Face which was acquired by the Company in July 1993, at which time, he was elected a director of the Company. On February 20, 1997 (as of January 26, 1997), the Company sold 95% of the outstanding capital stock of Mr. Cookie Face back to Mr. Koenemund who currently devotes substantially all of his working time to the business of Mr. Cookie Face as its chief executive officer. Mr. Koenemund continues to serve as a director of the Company.

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

Compliance with Section 16 (a) of the Exchange Act

 Based solely upon a review of Forms 3 and 4 and on representations that no Forms 5 were required, the Company believes that with respect to fiscal 1997, all Section 16(a) filing requirements applicable to its officers, directors and beneficial owners of more than 10% of its equity securities were timely complied with.


Item 11.                         Executive Compensation

 The following table sets forth information concerning the compensation paid or accrued by the Company during the three fiscal years ended January 26, 1997 to its Chief Executive Officer as well as to any other executive officer of the Company or a subsidiary who earned at least $100,000 during fiscal 1997. During the three-year period ended January 26, 1997, the Company did not grant any restricted stock awards or have any long-term incentive plan in effect. The Company maintains a Supplemental Employee Benefit Program for its officers, supervisors, restaurant managers and assistant managers paying annual contributions ranging from $1,000 to approximately $3,000 per individual (except that the contribution for Mr. Koenemund who first became covered under the

Program in June 1995 was $8,352 in fiscal 1996 and in fiscal 1997). The Program provides life insurance death benefits, disability income benefits and retirement income benefits. James Fletcher is not covered under this Program but the Company agreed that if he remained in its employ until age 65 and left such employ at any time thereafter, the Company would pay him $20,000 annually for the ten year period following such termination of employment or until his death, if he dies prior thereto. The Company partially funds this obligation with an insurance policy paying an annual premium of approximately $5,000.

                          SUMMARY COMPENSATION TABLE

                                 Annual Compensation
Name and                         Fiscal                           Other Annual
Principal Position               Year       Salary    Bonus       Compensation

Anthony Papalia                  1997       $150,000   $-0-       $2,088(a)
  President and                  1996       $119,692   $-0-       $2,088(a)
  Chief Executive                1995       $110,600   $-0-       $2,088(a)
  Officer

Frank Koenemund                  1997       $150,000   $-0-       $8,352(a)
  Chief Executive                1996       $111,539   $54,300  $8,352(a)
  Office of MCF                  1995       $100,000   $-0-       $-0-

(a) Represents contributions under the Supplemental Employee Benefit
Program.
                                   Long-Term
                                 Compensation

                                                      Restric-
                                                        ted                All
Name and                         Fiscal     Options    Stock      LTIP    Other
Principal Position               Year       SARs       Awards     Payouts  Comp

Anthony Papalia                  1997       -0-            0        $-0-   $-0-
  President and                  1996       -0-            0        $-0-   $-0-
  Chief Executive                1995     54,167*          0        $-0-   $-0-
  Officer

Frank Koenemund                  1997      -0-             0        $-0-   $-0-
  Chief Executive                1996     250,000**        0        $-0-   $-0-
  Officer of MCF                 1995     54,167*          0        $-0-   $-0-

  *Each exercisable to purchase one share of Common Stock at $3.75 per share.
 **Each exercisable to purchase one share of Common Stock at $3.00 per share.

Employment Agreements

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

 In connection with the Company's acquisition of MCF in July 1993, Frank Koenemund executed an employment contract with MCF agreeing to serve as president and chief executive officer at an annual salary of $100,000 plus a percentage bonus based upon MCF's pre-tax income. Pursuant to the contract, Mr. Koenemund earned a $54,300 bonus in fiscal 1996 but no bonus in prior years or in fiscal 1997. In October 1995, the contract term was extended through January 31, 2001, Mr. Koenemund's salary was increased commencing October 31, 1995 to an annual rate of $150,000 and the bonus provision was retained. On February 20, 1997 (as of January 26, 1997), Chefs sold 95% of the outstanding capital stock of MCF back to Mr. Koenemund.

 Effective October 2, 1995, the Company executed a Consulting Agreement with M&M Creative Services, Inc. ("M&M") retaining M&M as a consultant for an approximately three-year term through the conclusion of fiscal 1999, to provide marketing, advertising and similar promotional services for a monthly consulting fee of $3,000. Jack Mariucci, a director of the Company, is the principal employee of M&M and his wife is the president and sole stockholder. The Consulting Agreement required Mr. Mariucci to devote at least 10% of his working time in each month to providing the consulting services and terminated, among other reasons, in the event of Mr. Mariucci's death or disability. In connection with Chefs' sale on February 20, 1997 (as of January 26, 1997) of 95% of MCF's outstanding capital stock back to Mr. Koenemund, it was agreed that Chefs would have no further payment obligations to M&M or to Jack Mariucci for consulting services provided that if such consulting services continued to be rendered, Mr. Mariucci's outstanding options to purchase shares of Chefs' common stock would remain in full force and effect until expiration of their term.

Stock Options

 On November 3, 1989, the Company's Board of Directors granted ten-year Incentive Stock Options ("ISOs) exercisable to purchase an aggregate 48,778 shares of Common Stock at $.984375 per share (equal to the mean between the closing bid price and the closing asked price for the Common

Stock on NASDAQ on November 2, 1989), pursuant to the Company's 1982 Incentive Stock Option Plan (the "ISO Plan"), to ten employees including three officers. Anthony Papalia, James Fletcher and Martin W. Fletcher were granted 12,223, 6,667 and 11,000 of these options, respectively. To date, ISOs have been exercised to purchase an aggregate 2,222 shares and an aggregate 8,885 of such options including the ISOs granted to James Fletcher have been cancelled due to terminations of employment.

 The Company's ISO Plan terminated in August 1992.

 At Chefs' annual meeting of stockholders held on October 3, 1994, stockholders approved the grant to four key members of management of stock options exercisable to purchase an aggregate 216,668 shares of Common Stock. The options were each exercisable over a term of five years from October 3, 1994 at an exercise price of $3.75 per share (the last sales price for the Common Stock on the NASDAQ Small-Cap System on July 29, 1994, the last trading day prior to the date of grant of the options by the Board of Directors). Each option is non-transferable (except on death) and is exercisable by the optionee only while serving as an officer, director or employee of the Company or one of its subsidiaries. The optionees and the number of shares issuable upon exercise of the options granted to such optionees were as follows:

 Optionee                                              Number of Shares

 Anthony Papalia                                        54,167
  (President, Treasurer, CEO,
   CFO and Director)

 Martin Fletcher                                        54,167
  (Secretary and Director)

 Frank Koenemund                                        54,167
  (President of Mr. Cookie Face
   and Director)

 Jack Mariucci                                          54,167
  (Director)

 At Chefs' annual meeting of stockholders held on December 19, 1995, stockholders approved the grant to Messrs. Koenemund and Mariucci of stock options exercisable to purchase 250,000 shares and 50,000 shares of Common Stock respectively. The options were each exercisable over a term of five years from December 19, 1995 at an exercise price of $3.00 per share. On October 20, 1995, the last trading day prior to the date of grant of the options by the Board of Directors, the last sales price for the Common Stock on the NASDAQ Small-Cap System was $1.22. Each option was non-transferable (except on death) and was exercisable, in the case of Mr. Koenemund, only while serving as an officer, director or employee of the Company or a subsidiary, and in the case of Mr. Mariucci, only while rendering marketing and advertising services to the Company or a subsidiary.

 In connection with Chefs' sale on February 20, 1997 (as of January 26, 1997) of 95% of the outstanding capital stock of MCF back to Mr. Koenemund, all of Mr. Koenemund's options were cancelled.

 The following table sets forth certain information concerning unexercised options held by Mr. Papalia. No options were exercised in fiscal 1997.

                         1997 Fiscal Year-End Option Values

                Number of Unexercised Options at 1997 Fiscal Year-End

                                                          Value of Unexercised
                                                             In-The-Money
 Name             Exercisable             Unexercisable   Options at 1/26/97(1)

Anthony Papalia      12,223                    -0-                -0-
                     54,167                    -0-                -0-
----------
 (1) The option exercise price exceeded the closing bid price for the Common Stock in the over-the-counter market on the last trading day preceding January 26, 1997.

Directors' Compensation

 During fiscal 1997 only one director, Jack Mariucci, was compensated for serving as such. His compensation as a director at a monthly rate of $1,500 is continuing in fiscal 1998. In addition, James Fletcher is being paid a monthly director's fee of $1,250 in fiscal 1998.

Item 12.              Security Ownership of Certain
                     Beneficial Owners and Management

   The following table sets forth information as of March 21, 1997 with respect to their ownership of Chefs' Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of Chefs' outstanding Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all directors and executive officers as a group. The percentages have been calculated on the basis of treating as outstanding for a particular holder, all shares of Chefs' Common Stock outstanding on said date and all shares of Common Stock issuable to such holder in the event of exercise or conversion of outstanding options, warrants and convertible securities owned by such holder at said date which are exercisable or convertible within 60 days of such date.
                      Shares of
Name and Address of           Common Stock             Percentage
Beneficial Owner            Beneficially Owned         Ownership
Directors*

Anthony Papalia                   66,390(1)              1%
James Fletcher                       334                 --
Martin Fletcher                   65,167(2)              1%
Frank Koenemund                  333,334                 7%
Jack Mariucci                    104,167(3)              2%
All executive officers
and directors as a group
(five persons)                   569,392(1)(2)(3)       12%

Other

Robert E. Brennan              1,766,557                39%
264 Route 537 East
Colts Neck, New Jersey
  07722

Michael F. Lombardi,             305,667(4)              7%
Robert M. Lombardi,
Stephen F. Lombardi,
Joseph Lombardi,
Joseph S. Lombardi,
December '95 Investment
Club, Lombardi & Lombardi,
P.A., and Lombardi &
Lombardi, P.A. Defined
Benefit Plan c/o
Michael F. Lombardi
1862 Oak Tree Road
Edison, New Jersey 08820

------------
*The address of each executive officer and director is c/o the Company, 62 Broadway, Point Pleasant Beach, New Jersey 08742.

 (1) Includes 66,390 shares issuable upon exercise of stock options granted by the Company.
 (2) Includes 65,167 shares issuable upon exercise of stock options granted by the Company.
 (3) Includes 104,167 shares issuable upon exercise of stock options granted by the Company.
 (4) The five individuals, the Investment Club and the firm and Defined Benefit Plan of Lombardi & Lombardi, P.A., have filed a report on Schedule 13D and two amendments thereto indicating their ownership of the Company's Common Stock as reflected in the table. The filing parties have indicated in the Schedule 13D that they are all acting separately and not as a group and that the purpose of their acquisition of the Common Stock "...is for investment and accumulation of shares in Chefs International, Inc."

 Robert E. Brennan through his stock ownership may be deemed the controlling stockholder of the Company.


Item 13.              Certain Relationships and Related Transactions

 Robert E. Brennan is a principal stockholder of the Company as well as the owner of Gourmet Associates ("Gourmet") which has leased the Vero Beach, Florida Lobster Shanty restaurant to the Company since 1979. During the Company's two most recently completed fiscal years and at present, the lease has been and continues to be a month to month "net" lease at a monthly rental of $10,000 with the Company also paying personal property taxes and insurance thereunder. Management regards this lease to be advantageous to the Company. See Item 1 herein.

 See Item 1 herein as to the sale by Chefs on February 20, 1997 (as of January 26, 1997) of 95% of the outstanding capital stock of MCF to Frank Koenemund.

                              CHEFS INTERNATIONAL, INC.

                                       PART IV


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

    (3)               Exhibits

3.1           Certificate of Incorporation of the Company, as amended(A)

3.2           By-Laws of the Company, as amended(A)

4.1           Specimen Common Stock Certificate(A)

10.1          Monmouth Mall Shopping Center Lease for Garcia's restaurant(B)

10.2 Acquisition Agreement as of June 30, 1993 between the Company and Frank Koenemund concerning the acquisition of Mr. Cookie Face(C)

10.3 Employment Agreement as of June 30, 1993 between Mr. Cookie Face and Frank Koenemund(C)

10.4 Amendment No. 1 dated as of October 30, 1995 to Employment Agreement between Mr. Cookie Face and Frank Koenemund(B)

10.5 Term Loan and Revolving Credit Agreement dated January 19, 1996 between the Company and First Union National Bank(B)

10.6 Acquisition Agreement dated April 8, 1994 between the Company and Evelyn's Fish Market, Inc. for the acquisition of "Evelyn's" restaurant in Belmar, N.J.(D)

10.7 Lease Agreement dated September 29, 1995 between Evelyn's Associates and Chefs International, Inc. for "Lobster Shanty" restaurant in Belmar, New Jersey(E)

10.8 Employment Agreement dated as of December 19, 1995 between Chefs and Anthony Papalia(B)

10.9 Employment Agreement dated as of December 19, 1995 between Chefs and Martin Fletcher(B)

10.10 Consulting Agreement dated as of October 2, 1995 between Chefs and M&M Creative Services, Inc.(B)

10.11 Stock Option Agreement dated as of October 3, 1994 between Chefs and Anthony Papalia. Substantially similar option agreements were executed by Chefs with Martin Fletcher, Frank Koenemund and Jack Mariucci as of October 3, 1994 for 162,500 shares each at an exercise price of $1.25 per share and as of December 19, 1995 with Frank Koenemund (750,000 shares) and Jack Mariucci (150,000 shares) at an exercise price of $1.00 per share(B)

10.12 Stock Purchase/Sale Agreement as of January 26, 1997 between Chefs and Frank Koenemund concerning the sale of 95% of MCF and the three MCF Promissory Notes (A, B and C) issued thereunder(F)

22 Subsidiaries - The following table indicates the wholly owned subsidiaries of the Company, their respective states of incorporation and the restaurant operated by each State

Name                            Incorporation          Restaurants

Chefs International                Florida             Lobster Shantys -
  Palm Beach, Inc.                                     Vero Beach and Jensen
                                                       Beach, Florida

Kev, Inc.                       New Jersey             Lobster Shanty -
                                                       Pt. Pleasant Beach,
                                                       New Jersey

Robbins Parkway                 New Jersey             Lobster Shanty - Toms
  Realty Co., Inc.                                     River, New Jersey

Hightstown REB, Inc.            New Jersey             Lobster Shanty -
                                                       Hightstown, New Jersey
------------
 (A) Incorporated by reference to exhibit filed with the Company's
Registration Statement on Form SB-2 (File no. 33-66936)
 (B) Incorporated by reference to exhibit filed with the Company's annual report on Form 10-K for the fiscal year ended January 28, 1996
 (C) Incorporated by reference to exhibit filed with the Company's current report on Form 8-K for July 23, 1993
 (D) Incorporated by reference to exhibit filed with the Company's annual report on Form 10-KSB for the fiscal year ended January 30, 1994
 (E) Incorporated by reference to exhibit filed with the Company's annual report on Form 10-KSB for the fiscal year ended January 29, 1995
 (F) Incorporated by reference to exhibit filed with the Company's current report on Form 8-K for February 20, 1997

 The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended January 26, 1997.

                                     SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)                                Chefs International, Inc.



By                                          /s/Anthony C. Papalia
                                            Anthony C. Papalia, President


Date                                        April 28, 1997


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



By/s/Anthony C. Papalia                     By/s/Frank Koenemund
  Anthony C. Papalia, Principal               Frank Koenemund, Director
  executive, financial and
  accounting officer and director           Date April 28, 1997

Date April 28, 1997



By/s/Martin Fletcher                        By/s/Jack Mariucci
  Martin Fletcher, Director                   Jack Mariucci, Director

Date April 28, 1997                         Date April 28, 1997
---------------------------                 -------------------------



By/s/James Fletcher
  James Fletcher, Director

Date April 28, 1997