Form 10-Q
period 1997-04-27
CHEFS INTERNATIONAL INC
filed 1997-06-10
CIK 201424

SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, DC 20549

                                         FORM 10-Q


(Mark One)
( X  ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT
                                          OF 1934
                       For the quarterly period ended APRIL 27, 1997

                                            OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT
                                          OF 1934
            For the transition period from _________________ to _______________

                               Commission file number 0-8513

                                 CHEFS INTERNATIONAL, INC.
------------------------------------------------------------------------------

                  (Exact name of registrant as specified in its charter)

             DELAWARE                                          22-2058515
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                       62 Broadway, Point Pleasant Beach, NJ   08742
                         (Address of principal executive offices)

(Registrant's telephone number, including area code)             (908) 295-0350
                                                        ------------------------


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

                   Class                      Outstanding Shares at June 5, 1997
--------------------------------             ----------------------------------
Common Stock, $.01 par value                                    4,489,539

                                 CHEFS INTERNATIONAL, INC.

                                         I N D E X





PART I    FINANCIAL INFORMATION                                  PAGE NO.

          Consolidated Balance Sheets -                            1 - 2
          April 27, 1997 and January 26, 1997

          Consolidated Statements of Operations -                    3
          Three Months Ended April 27, 1997 and
          April 28, 1996

          Consolidated Statements of Cash Flows -                    4
          Three Months Ended April 27, 1997 and
          April 28, 1996

          Notes to Consolidated Financial Statements                 5

          Management's Analysis of Three Months' Income            6 - 7
          Statement


PART II   OTHER INFORMATION                                          8




                              PART I  - FINANCIAL INFORMATION

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                      April 27, 1997      January 26, 1997
Assets:                                                 (Unaudited)

Current Assets:
   Cash and Cash Equivalents                            $  922,057            $ 951,668
   Investments                                             156,000              160,000
   Miscellaneous Receivables                               159,264              147,101
   Due on Sale of Discontinued Operations - Current         80,748              679,154
   Inventories                                             858,739              925,463
   Prepaid Expenses                                        169,555               88,509
                                                      ------------          -----------

   Total Current Assets                                  2,346,363            2,951,895
                                                       -----------          -----------

Property, Plant and Equipment - At Cost                 18,260,953           18,200,415

Less: Accumulated Depreciation                           6,909,259            6,676,718
                                                       -----------          -----------

   Property, Plant and Equipment - Net                  11,351,694           11,523,697
                                                       -----------          -----------

Other Assets:
   Investments                                             685,000              631,000
   Goodwill - Net                                          550,517              557,364
   Liquor Licenses - Net                                   721,492              727,663
   Due on Sale of Discontinued Operations - Long-Term      487,798              508,593
   Due from Related Parties                                  6,031                6,524
   Deposits and Other Assets                                35,434               38,333
                                                    --------------        -------------

   Total Other Assets                                    2,486,272            2,469,477
                                                       -----------          -----------

   Total Assets                                        $16,184,329          $16,945,069
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


                                            1



CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                      April 27, 1997      January 26, 1997
Liabilities and Stockholders' Equity:                   (Unaudited)


Current Liabilities:
   Accounts Payable                                     $ 882,846            $ 967,245
   Accrued Payroll                                        101,140              134,954
   Accrued Expenses                                       480,777              337,897
   Notes and Mortgages Payable to Banks                   408,500            1,008,500
   Capital Lease Obligations - Current                     80,748               79,154
   Other Liabilities                                      174,596              246,304
                                                      -----------          -----------

   Total Current Liabilities                            2,128,607            2,774,054
                                                       ----------           ----------

Long-Term Debt:
   Notes and Mortgages Payable to Banks                   739,165              807,999
   Capital Lease Obligations - Long-Term                   88,848              109,643
                                                     ------------          -----------

   Total Long-Term Debt                                   828,013              917,642
                                                      -----------          -----------

Other Liabilities                                          80,970               82,396
                                                     ------------         ------------

Stockholders' Equity:
   Capital Stock - Common, $.01 Par Value, Authorized 15,000,000
     Shares; Issued and Outstanding 4,489,539 and 4,488,291
     Respectively                                          44,895               44,883

   Additional Paid-in Capital                          32,304,474           32,304,486

   Accumulated [Deficit]                               (19,202,630)         (19,178,392)
                                                        ----------          -----------

   Total Stockholders' Equity                          13,146,739           13,170,977
                                                       ----------           ----------

   Total Liabilities and Stockholders' Equity         $16,184,329          $16,945,069
                                                      ===========          ===========



The accompanying notes are an integral part of these financial statements.


                                            2


CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------


                                                          Three Months Ended
                                                   April 27, 1997   April 28, 1996


Sales                                               $ 4,354,317      $ 3,834,901

Cost of Goods Sold                                    1,421,007        1,289,652
                                                   ------------     ------------

   Gross Profit                                       2,933,310        2,545,249
                                                   ------------     ------------

Operating Expenses [Income]:
   Payroll and Related Expenses                       1,301,890        1,207,526
   Other Operating Expenses                             976,630          903,721
   Depreciation and Amortization                        246,907          229,535
   General and Administrative Expenses                  437,811          441,367
                                                  -------------    -------------

   Total Operating Expenses                           2,963,238        2,782,150
                                                   ------------     ------------

   [Loss] from Operations                                (29,928)        (236,901)
                                                   -------------      -----------

Other Income [Expense]:
   Interest Expense                                      (27,580)         (11,713)
   Interest Income                                       33,270           25,476
                                                 --------------   --------------

   Other Income - Net                                     5,690           13,763
                                                ---------------   --------------

   [Loss] from Continuing Operations
       Before Taxes                                      (24,238)        (223,138)

   Provision for Income Taxes                             -                 -
                                             ------------------ -------------

   [Loss] from Continuing Operations                     (24,238)        (223,138)

   [Loss] from Operations of
       Discontinued Ice Cream Business                        0          (135,931)
                                             ------------------        ----------

   Net [Loss]                                        $   (24,238)       $(359,069)
                                                     ===========        =========

   [Loss] Per Share from Continuing
       Operations                                      $        (.01)   $        (.05)
                                                       -------------    =============
   Net [Loss] Per Share                                $        (.01)   $        (.08)
                                                       =============    =============

Weighted Average Shares                              4,489,539         4,486,525

The accompanying notes are an integral part of these financial statements.

                                            3



CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------

                                                          Three Months Ended
                                                   April 27, 1997   April 28, 1996
Operating Activities:
   [Loss] from Continuing Operations               $     (24,238)    $   (223,138)
                                                   -------------     ------------
   Adjustments to Reconcile Net [Loss] to Net Cash
      Provided by Continuing Operating Activities:
      Depreciation and Amortization                     246,907          229,535
   Change in Assets and Liabilities:
      [Increase] Decrease in:
        Inventories                                      66,724            3,150
        Prepaid Expenses                                 (81,046)         (92,353)
        Other Assets                                      3,392           44,971
        Miscellaneous Receivable                         (12,163)         (25,221)
   Increase [Decrease] in:
        Accounts Payable                                 (84,399)        271,891
        Accrued Expenses and Other Liabilities           35,931           10,430
                                                 --------------    -------------
   Total Adjustments                                    175,346          442,403
                                                  -------------     ------------

   Net Cash - Continuing Operations                     151,108          219,265
                                                   ------------     ------------

Discontinued Operations:
   [Loss] from Discontinued Operations                      ---          (135,931)
   Depreciation and Amortization                            ---           72,679
   [Increse] Decrease in Net Assets                         ---          (242,017)
                                              -----------------        ----------
   Net Cash - Discontinued Operations                       ---          (305,269)
                                              -----------------        ----------
Investing Activities - Continuing Operations:
   Capital Expenditures                                  (61,886)        (657,356)
   Sale or Redemption of Investments                     (50,000)         50,000
   Due on Sale of Discontinued Operations - Payments Received    619,201    ---
                                                             ----------- -------
   Net Cash - Investing Activities - Continuing Operations    507,315    (607,356)
                                                          -----------  ----------
Investing Activities - Discontinued Operations:
   Capital Expenditures                                     ---         (93,945)
                                               ----------------       -----------
Financing Activities - Continuing Operations:
   Repayment of Debt                                    (688,034)       (86,562)
   Proceeds from Debt                                       ---          100,000
                                                ---------------       ----------
   Net Cash - Financing Activities - Continuing Operations(688,034)       13,438
                                                          --------   -----------
Financing Activities - Discontinued Operations:
   Repayment of Debt                                        ---          (6,321)
   Proceeds from Debt                                       ---          375,000
   Net Cash - Financing Activities - Discontinued Operations             368,679

   Net Increase [Decrease] in Cash and Cash Equivalents  (29,611)      (405,188)
Cash and Cash Equivalents - Beginning of Periods        951,668        1,378,814

   Cash and Cash Equivalents - End of Periods         $ 922,057        $ 973,626
                                                      =========        =========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the years for:
      Interest                                       $   25,495      $     9,713

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

            The results of operations for the three month periods ended April 27, 1997 and April 28, 1996 are not necessarily indicative of the results to be expected for the full year.


NOTE 2:     EARNINGS PER SHARE

            Earnings per share have been computed based on the weighted average of outstanding common shares. (See note 4.)


NOTE 3:     INCOME TAXES

            Effective January 1, 1993, the Company adopted FAS 109 "Accounting for Income Taxes." The Company has a deferred tax asset of approximately $5,332,400 arising from net operating loss carry forwards. However, due to the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carry forwards, an allowance of $5,332,400 has been established to offset this asset. The effect of adoption on current and prior financial statements is immaterial.


NOTE 4:     CAPITAL STRUCTURE

            On November 7, 1996, the Company's stockholders approved a one-for-three reverse stock split of the outstanding shares of the Company's Common Stock, $.01 par value, without changing the par value of the Common Stock. The one-for-three reverse split was effected at the close of business on November 22, 1996. All share data has been adjusted to reflect this change.

NOTE 5:     DISCONTINUED OPERATIONS

            On February 20, 1997 (as of January 26, 1997), the Company sold 95% of the Common Stock of Mister Cookie Face, Inc. (MCF), its ice cream production segment to a director for an aggregate purchase price of $1,600,000, consisting of a $500,000 cash payment and three notes totaling $1,100,000. The notes are secured by a first lien on all of MCF's assets, however, the Company has agreed to subordinate its lien to any liens subsequently granted by MCF to its Senior Bank or Institutional Lender but only with respect to a maximum aggregate $1,750,000 of indebtedness. Based on the estimated present value of the payments, management has set the aggregate value of the consideration at $998,950. An additional amount of $188,797 is due from MCF representing the balance due on two capital leases which the Company will continue to pay. MCF has agreed to reimburse the Company for the payments. The equipment subject to the lease was transferred by the Company as part of the sale. The 5% of MCF capital stock retained by the Company has been valued at $35,000.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


MANAGEMENT'S ANALYSIS OF THREE MONTH INCOME STATEMENT
------------------------------------------------------------------------------


RESULTS OF OPERATIONS
   On February 20, 1997 (as of January 26, 1997) Chefs sold 95% of the outstanding stock of its wholly-owned Mister Cookie Face, Inc. ("MCF") subsidiary to a Chefs' director, Frank Koenemund. The statement of operations for the quarter ended April 28, 1996 has been restated to reflect this transaction as discontinued operations for comparative purposes.

   For the quarter ended April 27, 1997, the Company realized a loss of $24,200 compared to a loss of $359,100 for the quarter ended April 28, 1996. The loss for the first quarter of the prior year, includes a loss from the MCF discontinued operations of $135,900.

   The Company's continuing restaurant operations realized a loss of $24,200 for the current year's first quarter compared to a loss of $223,100 for the same period last year. Sales for the first quarter of the current year were $4,354,300, an increase of $519,400 over sales for the first quarter of the prior year of $3,834,900. The sales increase can be attributed primarily to the mild winter in the Northeast this year versus last year, and the sales of $234,300 at "Garcia's", the Company's Mexican restaurant, which opened during the second quarter of last year. A majority of last year's restaurants loss was $113,500 in start-up costs associated with the opening of Garcia's.

   Gross profit was 67% of sales for the first quarter of the current year compared to 66% for the corresponding first quarter one year ago. The improvement primarily resulted from the addition of Garcia's which has a lower cost of sales than the seafood restaurants.

   Payroll and related expenses were 30% of sales for the first quarter of fiscal 1998 compared to 31.5% in the first quarter of fiscal 1997. The increase in sales was the primary reason for the improvement. Other operating expenses were 22.4% of sales in the current fiscal quarter versus 23.6% in the corresponding  quarter  last  year.  The  fiscal  1998  sales  increase  and the inclusion of start-up costs associated with Garcia's in fiscal 1997's first quarter expenses account for the majority of this year's improvement. Depreciation and amortization expenses were $17,400 more during the quarter ended April 27, 1997 due to depreciation expenses charged to Garcia's. Administrative expenses were approximately the same amount in each of the comparative quarters.

   Interest expense was $15,900 higher during this year's first quarter primarily as a result of the interest expense associated with a bank term-loan previously allocated to MCF operations. Interest income was $7,800 higher in this year's first quarter due to interest on notes from the MCF sale.

Liquidity and Capital Resources
   The Company's ratio of current assets to current liabilities was 1.10:1 at April 27, 1997, compared to 1.06:1 at the year ended January 26, 1997. Working capital was $217,700 at the end of the first quarter compared to $177,800 at the year end. The primary components of the first quarter's cash flow statement were routine capital expenditures of $61,900 for restaurant fixtures and improvements, debt payment of $688,000 and payments of $619,200 received from MCF. As per the terms of the sale, MCF paid the Company $500,000 in February at the closing and $100,000 in March. The Company used the $600,000 to pay off Chefs' outstanding indebtedness under its revolving line of credit with its primary bank and the outstanding balance due on the Company's $350,000 secondary line of credit. During the first quarter of 1996 working capital decreased by $774,500 primarily as a result of capital expenditures of $657,400, $606,300 of which was for Garcia's and the operational loss of $223,100.

   Management anticipates that funds from operations will be sufficient to meet obligations in fiscal 1998, including routine capital expenditures.

Inflation
   It is not possible for the Company to predict with any accuracy the effect of inflation upon the results of its operations in future years. The price of food is extremely volatile and projections as to its performance in the future vary and are dependent upon a complex set of factors. The federal minimum wage will increase to $5.15 per hour in September 1997.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


                                PART II - OTHER INFORMATION

Item I.     Legal Proceedings

   In May  1997,  a  lawsuit  was  filed in the  Superior  Court of New  Jersey,
Chancery Division, Middlesex County (Docket No. C-133-97) by Michael F. Lombardi, various Lombardi relatives, the law firm of Lombardi & Lombardi, P.A. and the Lombardi & Lombardi, P.A. Defined Benefit Pension Plan (collectively the "Lombardi Group") as plaintiffs, against the Company's five individual directors, Anthony C. Papalia, James Fletcher, Martin Fletcher, Frank Koenemund and Jack Mariucci (the "Director Group") and the Company's former wholly-owned subsidiary, Mister Cookie Face, Inc. ("MCF") as defendants. Because the lawsuit is a purported shareholder derivative action brought on behalf of the Company, the Company is named as a nominal defendant.

   The complaint alleges that certain corporate actions including the Company's purchase of MCF in July 1993 from Frank Koenemund, the subsequent increase in Mr. Koenemund's salary, a bonus payment made to Mr. Koenemund during fiscal 1996 and the February 1997 sale (as of January 26, 1997) by the Company of 95% of the stock of MCF back to Mr. Koenemund constituted a waste of the Company's assets. Among other remedies sought by the plaintiffs is a judgment finding that the defendants "wasted" the Company's assets in violation of their fiduciary duties and ordering them to account for damages incurred and profits lost by the Company; a judgment declaring the Stock Purchase/Sale Agreement by which the Company sold 95% of MCF to Mr. Koenemund in February 1997 to be null and void "ab initio"; a judgment enjoining borrowings, fund raising or loan transactions on behalf of MCF; a judgment enjoining Mr. Koenemund and MCF from transferring encumbering, hypothecating or diluting the 950 shares of MCF stock transferred to Mr. Koenemund in the February 1997 sale and placing a constructive trust on said shares; a judgment enjoining Mr. Koenemund from transferring, encumbering, hypothecating or diluting his approximately 7% stock ownership in the Company; and in the alternative, a judgment awarding compensatory and/or punitive damages against the defendants, jointly and severally in an amount to be determined at trial. The plaintiffs have also asked for an award of costs and disbursements in the lawsuit including a reasonable allowance for their attorneys' and experts' fees, and such other or further relief as "may be just and proper under the circumstances."

   Although management intends to respond at an appropriate time to the substance of the complaint, if required, the suit appears to be legally deficient for several reasons and management intends to move with respect thereto. Management notes that subsequent to the Company's 1993 acquisition of MCF, the terms of which were fully disclosed, the Lombardi Group continued to accumulate a substantial position in the Company's common stock through purchases of same and according to the most recently filed amendment to its
Schedule 13D, the Lombardi Group appears to be the beneficial owner of approximately 7.4% of the Company's outstanding Common Stock. In addition, in October 1996, in an apparent effort to gain control of the Company, Michael F. Lombardi wrote to the Company's attorneys stating a wish to explore with the Company's Board of Directors, the possibility of the Lombardi Group purchasing 2,000,000 shares of the Company's Common Stock. Management rejected such possibility.

   This lawsuit is in its initial stages so that no assurances can be given as to the eventual outcome.

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