Form 10-Q
period 1997-07-27
CHEFS INTERNATIONAL INC
filed 1997-09-08
CIK 201424

SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, DC 20549

                                         FORM 10-Q


(Mark One)
( X  ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                                      EXCHANGE ACT
                                          OF 1934
                       For the quarterly period ended JULY 27, 1997

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

(Registrant's telephone number, including area code)            (732) 295-0350
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

                   Class                 Outstanding Shares at September 2, 1997
- -----------------------------------      ---------------------------------------
Common Stock, $.01 par value                                  4,489,569

                                 CHEFS INTERNATIONAL, INC.

                                         I N D E X





PART I    FINANCIAL INFORMATION                                  PAGE NO.

          Consolidated Balance Sheets -                            1 - 2
          July 27, 1997 and January 26, 1997

          Consolidated Statements of Operations -                    3
          Six Months Ended July 27, 1997 and
          July 28, 1996

          Consolidated Statements of Cash Flows -                    4
          Six Months Ended July 27, 1997 and
          July 28, 1996

          Notes to Consolidated Financial Statements                 5

          Management's Analysis of Six Months' Income              6 - 7
          Statement


PART II   OTHER INFORMATION                                        8 - 9
          -----------------



                              PART I  - FINANCIAL INFORMATION

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
- ------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
- ------------------------------------------------------------------------------




                                                       July 27, 1997      January 26, 1997

Assets:                                                 (Unaudited)
Current Assets:
   Cash and Cash Equivalents                           $ 1,180,143            $ 951,668
   Investments                                             156,000              160,000
   Miscellaneous Receivables                               226,061              147,101
   Due on Sale of Discontinued Operations - Current        182,376              679,154
   Inventories                                           1,016,261              925,463
   Prepaid Expenses                                        175,164               88,509
                                                       -----------         ------------

   Total Current Assets                                  2,936,005            2,951,895
                                                        ----------           ----------

Property, Plant and Equipment - At Cost                 18,477,172           18,200,415

Less: Accumulated Depreciation                           7,134,487            6,676,718
                                                        ----------          -----------

   Property, Plant and Equipment - Net                  11,342,685           11,523,697
                                                       -----------           ----------

Other Assets:
   Investments                                             685,000              631,000
   Goodwill - Net                                          543,668              557,364
   Liquor Licenses - Net                                   715,321              727,663
   Due on Sale of Discontinued Operations - Long-Term      366,583              508,593
   Due from Related Parties                                  5,539                6,524
   Other Assets                                             38,631               38,333
                                                     -------------        -------------

   Total Other Assets                                    2,354,742            2,469,477
                                                       -----------          -----------

   Total Assets                                        $16,633,432          $16,945,069
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



CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
- ------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
- ------------------------------------------------------------------------------



                                                       July 27, 1997      January 26, 1997

Liabilities and Stockholders' Equity:                   (Unaudited)
Current Liabilities:
   Accounts Payable                                    $ 1,046,474            $ 967,245
   Accrued Payroll                                         212,390              134,954
   Accrued Expenses                                        454,019              337,897
   Notes and Mortgages Payable to Banks                    458,500            1,008,500
   Capital Lease Obligations - Current                      82,375               79,154
   Other Liabilities                                       152,173              246,304
                                                       -----------          -----------

   Total Current Liabilities                             2,405,931            2,774,054
                                                        ----------           ----------

Long-Term Debt:
   Notes and Mortgages Payable to Banks                    570,082              807,999
   Capital Lease Obligations - Long-Term                    67,634              109,643
                                                      ------------          -----------

   Total Long-Term Debt                                    637,716              917,642
                                                       -----------          -----------

Other Liabilities                                           75,970               82,396
                                                      ------------         ------------

Stockholders' Equity:
   Capital Stock - Common, $.01 Par Value,
   Authorized 15,000,000 Shares; Issued and
   Outstanding 4,489,569 and 4,488,291
     Respectively                                           44,896               44,883

   Additional Paid-in Capital                           32,304,473           32,304,486

   Accumulated [Deficit]                               (18,835,554)         (19,178,392)
                                                       -----------          -----------

   Total Stockholders' Equity                           13,513,815           13,170,977
                                                        ----------           ----------

   Total Liabilities and Stockholders' Equity          $16,633,432          $16,945,069
                                                       ===========          ===========



The accompanying notes are an integral part of these financial statements.


                                            2


CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
- ------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
- ------------------------------------------------------------------------------


                                      Six Months Ended     Three Months Ended
                                July 27, 1997 July 28, 1996    July 27, 1997 July 28, 1996


Sales                          $ 9,838,524  $ 9,257,155      $ 5,484,207    $ 5,422,254

Cost of Goods Sold               3,211,733    3,041,691        1,790,726      1,752,039
                                ----------   ----------       ----------     ----------

   Gross Profit                  6,626,791    6,215,464        3,693,481      3,670,215
                                ----------   ----------       ----------     ----------

Operating Expenses:
   Payroll and Related Expenses  2,841,626    2,749,410        1,539,736      1,541,884
   Other Operating Expenses      2,083,599    1,994,247        1,106,969      1,090,526
   Depreciation and Amortization   496,605      476,345          249,698        246,810
   General and Administrative
   Expenses                        879,527      863,442          441,716        422,075
                                      --------------------    ----------     ----------

   Total Operating Expenses      6,301,357    6,083,444        3,338,119      3,301,295
                                ----------   ----------       ----------     ----------

   Income from Operations          325,434      132,020          355,362        368,920
                                ----------   ----------       ----------     ----------

Other Income [Expense]:
   Interest Expense                (49,274)     (25,110)         (21,694)       (13,397)
   Interest Income                  66,678       43,290           33,408         17,814
                                ----------   ----------       ----------     ----------

   Other Income - Net               17,404       18,180           11,714          4,417
                                ----------   ----------       ----------     ----------

   Income from Continuing
   Operations Before Taxes          342,838      150,200          367,076        373,337

   Provision for Income Taxes        -             -              -              -
                             ---------------------------- -------------- ---------

   Income from Continuing Oper.    342,838     150,200          367,076        373,337

   Income from Operations of
       Discontinued Ice Cream
     Business                          0        28,297             0           164,228
                                    --------  -----------  -------------      ----------

   Net [Loss]                  $   342,838  $   178,497      $   367,076    $   537,565
                               ===========  ===========      ===========    ===========

   Net Income Per Share
   from Continuing
       Operations          $           .08$           .03$           .08$           .08
                           =============================================================
   Net Income Per Share    $           .08$           .04$           .08$           .12
                           ============================================================

Weighted Average Shares          4,489,569    4,486,525        4,489,569      4,486,525

The accompanying notes are an integral part of these financial statements.

                                            3




CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
- ------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
- ------------------------------------------------------------------------------

                                                           Six  Months Ended
                                                    July 27, 1997    July 28, 1996

Operating Activities:
   Income from Continuing Operations                $   342,838      $   150,200
                                                    -----------      -----------
   Adjustments to Reconcile Net [Loss] to Net Cash
      Provided by Continuing Operating Activities:
      Depreciation and Amortization                     496,605          476,345
   Change in Assets and Liabilities:
      [Increase] Decrease in:
        Inventories                                     (90,798)        (268,278)
        Prepaid Expenses                                (86,655)         (20,041)
        Other Assets                                        687           47,729
        Miscellaneous Receivable                        (78,960)        (119,140)
   Increase [Decrease] in:
        Accounts Payable                                 79,229          491,187
        Accrued Expenses and Other Liabilities           93,001          156,532
                                                     ----------       ----------
   Total Adjustments                                    413,109          764,334
                                                     ----------       ----------

   Net Cash - Continuing Operations                     755,947          914,534
                                                     ----------       ----------

Discontinued Operations:
   Income from Discontinued Operations                      ---           28,297
   Depreciation and Amortization                            ---          146,622
   [Increse] Decrease in Net Assets                         ---         (599,499)
                                                 --------------       ----------
   Net Cash - Discontinued Operations                       ---         (424,580)
                                                 --------------        ---------
Investing Activities - Continuing Operations:
   Capital Expenditures                                (289,555)        (761,187)
   Sale or Redemption of Investments                    (50,000)         100,000
   Due on Sale of Discontinued Operations -
Payments Received                                         638,788           ---
   Net Cash - Investing Activities - Continuing
Operations                                                 299,233    (661,187)
Investing Activities - Discontinued Operations:
   Capital Expenditures                                    ---          (99,052)
                                                ---------------        ---------
Financing Activities - Continuing Operations:
   Repayment of Debt                                   (876,705)        (273,731)
   Proceeds from Debt                                    50,000          100,000
                                                     ----------       ----------
   Net Cash - Financing Activities - Continuing
 Operations                                               (826,705)    (173,731)
                                                          ---------   ----------
Financing Activities - Discontinued Operations:
   Repayment of Debt                                        ---          (12,940)
   Proceeds from Debt                                       ---          375,000
   Net Cash - Financing Activities - Discontinued
Operations                                                   ---         362,060

   Net Increase [Decrease] in Cash and Cash
Equivalents                                            228,475          (81,956)
Cash and Cash Equivalents - Beginning of Periods        951,668        1,378,814

   Cash and Cash Equivalents - End of Periods        $1,180,143       $1,296,858
                                                     ==========       ==========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the years for:
      Interest                                      $    47,416      $    23,756

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

            The results of operations for the six month periods ended July 27, 1997 and July 28, 1996 are not necessarily indicative of the results to be expected for the full year.


NOTE 2:     EARNINGS PER SHARE

            Earnings per share have been computed based on the weighted average of outstanding common shares. (See note 4.)


NOTE 3:     INCOME TAXES

            Effective January 1, 1993, the Company adopted FAS 109 "Accounting for Income Taxes." The Company has a net deferred tax asset of approximately $5,189,300 arising from net operating loss carry forwards. However, due to the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carry forwards, an allowance of $5,189,300 has been established to offset this asset. The effect of adoption on current and prior financial statements is immaterial.


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

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
- ------------------------------------------------------------------------------


MANAGEMENT'S ANALYSIS OF SIX MONTH INCOME STATEMENT
- ------------------------------------------------------------------------------


RESULTS OF OPERATIONS
   On February 20, 1997 (as of January 26, 1997) Chefs sold 95% of the outstanding stock of its wholly-owned Mister Cookie Face, Inc. ("MCF") subsidiary to a Chefs' director, Frank Koenemund. The statement of operations for the six months and quarter ended July 28, 1996 has been restated to reflect this transaction as discontinued operations for comparative purposes.

   Company sales were $9,838,500 for the six months and $5,484,200 for the second quarter ended July 27, 1997 compared to $9,257,100 and $5,422,200 for the comparable periods in fiscal 1997. The majority of the $581,300 increase for the year occurred during the first quarter primarily due to this year's mild winter and sales of $234,300 at "Garcia's", the Company's Mexican restaurant which opened during the second quarter of last year. The Company operated the same nine restaurants during the comparative second quarters with sales this year resulting in an increase of $61,900.

   The Company had net earnings of $342,800 for the six months ended July 27, 1997 compared to net earnings of $178,500 for the same period last year. The earnings for last year includes earnings of $28,300 for MCF. The continuing restaurant operations had net earnings of $342,800 for the six months compared to net earnings of $150,200 for the same period last year. For the quarter ended July 27, 1997 the Company realized net earnings of $367,100 compared to $537,600 for last year which includes net earnings of $164,200 for MCF. The restaurants had earnings of $367,100 for this year's second quarter compared to earnings of $373,300 for last year.

   Gross profit was 67.4% of sales for the six month period and 67.3% for the quarter compared to 67.1% and 67.7% respectively for the fiscal 1997 periods. The year to date improvement primarily resulted from the addition of Garcia's which has a lower cost of sales than the seafood restaurants. During the second quarter this year the lower gross profit reflects the effect of higher seafood prices. Management was able to offset some of the increased costs with modest menu price increases and lower cost dinner specials.

   Payroll and related expenses were 28.9% of sales for six months and 28.1% for the quarter compared to 29.7% and 28.4% last year. The increase in sales was the primary reason for the improvement. Other operating expenses were 21.2% for six months and 20.2% for the quarter versus 21.5% and 20.1% last year. Depreciation and amortization expenses were higher by $20,300 and $2,900 respectively for the six months and quarter compared to last year, primarily as a result of depreciation expenses charged to Garcia's. Administrative expenses were $16,100 higher for the six months and $19,600 for the quarter compared to last year's periods. Higher legal expenses account for most of the increase.

   Interest expense was $24,200 and $8,300 higher for the comparable periods this year primarily as a result of the interest expense associated with a bank term loan previously allocated to MCF operations. Interest income was $23,400 and $15,600 higher in this year's periods due to interest on notes from the MCF sale.

Liquidity and Capital Resources
   The ratio of current assets to current liabilities was 1.22:1 at July 27, 1997, compared to 1.06:1 at the year ended January 26, 1997. Working capital increased by $352,200 primarily as a result of operational profits. The primary components of the six month cash flow statement were capital expenditures of $289,500, debt repayment of $876,700 and payments of $638,800 received from MCF. As per the terms of the sale, MCF paid the Company $500,000 in February at the closing and $100,000 in March in addition to monthly interest and lease payments. The Company used the $600,000 to pay off Chefs' outstanding indebtedness under its revolving line of credit and the outstanding balance on the Company's $350,000 line of credit secured by the Toms River, New Jersey restaurant. During the corresponding six month period in fiscal 1997 working capital decreased by $707,200 due to capital expenditures of $761,200, primarily for the Garcia's renovations and debt repayment of $273,700 offset by profits of $150,200.

   During the second quarter the Company's $350,000 line of credit was renewed for another year. The Company borrowed $50,000 on the line during the second quarter for inventory purchases leaving an available balance of $300,000.

   Management anticipates that funds from operations and the line of credit will be sufficient to meet obligations for the balance of fiscal 1998, including routine capital expenditures.


Inflation
   It is not possible for the Company to predict with any accuracy the effect of inflation upon the results of its operations in future years. The price of food is extremely volatile and projections as to its performance in the future vary and are dependent upon a complex set of factors. The Company is currently experiencing higher seafood costs due to supply shortages.

   The federal minimum wage increased to $5.15 an hour on September 1, 1997. Management anticipates that the increase will have a minimal impact on the Company's payroll costs because the federal law freezes the cash wages of tipped employees which represent the bulk of the Company's minimum wage earners.

                                 CHEFS INTERNATIONAL, INC.

                                PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

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

            The complaint alleges that certain corporate actions including the Company's purchase of MCF in July 1993 from Frank Koenemund, the subsequent increase in Mr. Koenemund's salary, a bonus payment made to Mr. Koenemund during fiscal 1996 and the February 1997 sale (as of January 26, 1997) by the Company of 95% of the stock of MCF back to Mr. Koenemund constituted a waste of the Company's assets. Among other remedies sought by the plaintiffs is a judgment finding that the defendants "wasted" the Company's assets in violation of their fiduciary duties and ordering them to account for damages incurred and profits lost by the Company; a judgment declaring the Stock Purchase/Sale Agreement by which the Company sold 95% of MCF to Mr. Koenemund in February 1997 to be null and void "ab initio"; a judgment enjoining borrowings, fund raising or loan transactions on behalf of MCF; a judgment enjoining Mr. Koenemund and MCF from transferring, encumbering, hypothecating or diluting the 950 shares of MCF stock transferred to Mr. Koenemund in the February 1997 sale and placing a constructive trust on said shares; a judgment enjoining Mr. Koenemund from transferring, encumbering, hypothecating or diluting his approximately 7% stock ownership in the Company; and in the alternative, a judgment awarding compensatory and/or punitive damages against the defendants, jointly and severally in an amount to be determined at trial. The plaintiffs have also asked for an award of costs and disbursements in the lawsuit including a reasonable allowance for their attorneys' and experts' fees, and such other or further relief as "may be just and proper under the circumstances."

            Although management intends to respond at an appropriate time to the substance of the complaint, if required, the suit appears to be legally deficient for several reasons and management filed a motion with respect thereto. Management notes that subsequent to the Company's 1993 acquisition of MCF, the terms of which were fully disclosed, the Lombardi Group continued to accumulate a substantial position in the Company's Common Stock through purchases of same and according to the most recently filed amendment to its
Schedule 13D, the Lombardi Group appears to be the beneficial owner of approximately 7.4% of the Company's outstanding Common Stock. In addition, in October 1996, in an apparent effort to gain control of the Company, Michael F. Lombardi wrote to the Company's attorneys stating a wish to explore with the Company's Board of Directors, the possibility of the Lombardi Group purchasing 2,000,000 shares of the Company's Common Stock. Management rejected such possibility. Furthermore, by letter dated December 27, 1996, Michael F. Lombardi, presumably on behalf of the Lombardi Group, wrote to counsel for Robert E. Brennan offering to buy Mr. Brennan's 1,766,557 shares of the Company's Common Stock for $1,095,264.72, which purchase, if made, would have given the Lombardi Group ownership of approximately 46.4% of the Company's outstanding Common Stock and practical control. To date, such offer has not been accepted.

            The summary judgment motion filed by management with respect to the complaint asked for dismissal of the complaint, disqualification of plaintiffs' counsel, an award of expenses and for other relief. The plaintiffs in turn, cross-moved for disqualification of defendants' counsel and for other relief. After conferring in Chambers with the Court, the parties stipulated and agreed effective September 4, 1997 to a dismissal of the complaint without prejudice and without costs, and also agreed that the plaintiffs may not institute another action in any court relating in any way to the subject matter of this lawsuit except upon a refusal by the Board of Directors of a demand, if any, made by the plaintiffs to the Board in accordance with applicable law.

            No assurances can be given at this time that proceedings relating to this matter will not be reinstituted at some future date.

Item 4.     Submission of Matters to a Vote of Security Holders

            (a) The Company's Annual Meeting of Stockholders was held on August 26, 1997.

            (b) At said meeting, the following five incumbent directors of the Company were elected by the following vote to serve as directors until the next annual meeting of stockholders and until their successors are elected and qualified.

                                         FOR         WITHHELD

   Anthony Papalia                    3,168,804       89,006
   Martin Fletcher                    3,169,312       88,498
   James Fletcher                     3,169,488       88,322
   Frank Koenemund                    3,162,390       95,420
   Jack Mariucci                      3,167,473       90,337

                                         SIGNATURE


Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     CHEFS INTERNATIONAL, INC.



                                                         /S/ Anthony C. Papalia
                                                         ANTHONY C. PAPALIA
                                                     Principal Financial Officer
DATED: September 8, 1997