Form 10-Q
period 1997-10-26
CHEFS INTERNATIONAL INC
filed 1997-12-09
CIK 201424

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)
( X  ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                                  EXCHANGE ACT OF 1934
                      For the quarterly period ended OCTOBER 26, 1997

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

                       62Broadway,  Point Pleasant  Beach,  NJ 08742 (Address of
                         principal executive offices)

(Registrant's telephone number, including area code)            (732) 295-0350
                                                              ------------------


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

      Class                               Outstanding Shares at December 3, 1997
----------------------------              --------------------------------------
Common Stock, $.01 par value                            4,489,769

                            CHEFS INTERNATIONAL, INC.

                                    I N D E X





PART I    FINANCIAL INFORMATION                                  PAGE NO.

          Consolidated Balance Sheets -                            1 - 2
          October 26, 1997 and January 26, 1997

          Consolidated Statements of Operations -                    3
          Nine Months Ended October 26, 1997 and
          October 27, 1996

          Consolidated Statements of Cash Flows -                    4
          Nine Months Ended October 26, 1997 and
          October 27, 1996

          Notes to Consolidated Financial Statements                 5

          Management's Analysis of Nine Months' Income             6 - 8
          Statement


PART II   OTHER INFORMATION

                         PART I - FINANCIAL INFORMATION

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                        October 26, 1997 January 26, 1997
                                                                   (Unaudited)
Assets:
Current Assets:
   Cash and Cash Equivalents                               $ 1,059,971   $   951,668
     Investments                                               196,000       160,000
   Miscellaneous Receivables                                   124,263       147,101
   Due on Sale of Discontinued Operations - Current            267,368       679,154
   Inventories                                               1,141,149       925,463
   Prepaid Expenses                                             96,618        88,509
                                                          ------------  ------------

   Total Current Assets                                      2,885,369     2,951,895
                                                            ----------    ----------

Property, Plant and Equipment - At Cost                     18,685,264    18,200,415
Less: Accumulated Depreciation                               7,373,828     6,676,718
                                                            ----------    ----------
   Property, Plant and Equipment - Net                      11,311,436    11,523,697
                                                            ----------    ----------

Other Assets:
   Investments                                                 585,000       631,000
   Goodwill - Net                                              536,820       557,364
   Liquor Licenses - Net                                       709,150       727,663
   Due on Sale of Discontinued Operations - Long-Term          261,609       508,593
   Due from Related Parties                                      5,040         6,524
   Other                                                        40,525        38,333
                                                          ------------  ------------

   Total Other Assets                                        2,138,144     2,469,477
                                                            ----------    ----------

   Total Assets                                            $16,334,949   $16,945,069
                                                            ==========    ==========



The accompanying notes are an integral part of these financial statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                          October 26, 1997  January 26, 1997
                                                                     (Unaudited)
Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable                                        $   785,276      $   967,245
   Accrued Payroll                                             155,454          134,954
   Accrued Expenses                                            409,195          337,897
   Notes and Mortgages Payable to Banks                        508,500        1,008,500
   Capital Lease Obligations - Current                          84,034           79,154
   Other Liabilities                                           134,467          246,304
                                                         -------------    -------------

   Total Current Liabilities                                 2,076,926        2,774,054
                                                          ------------     ------------

Long-Term Debt:
   Notes and Mortgages Payable to Banks                        433,915          807,999
   Capital Lease Obligations - Long-Term                        45,993          109,643
                                                         -------------     ------------

   Total Long-Term Debt                                        479,908          917,642
                                                          ------------     ------------

Other Liabilities                                               70,970           82,396
                                                         -------------    -------------

Stockholders' Equity:
   Capital Stock - Common, $.01 Par Value, Authorized 15,000,000
     Shares; Issued and Outstanding 4,489,769 and 4,488,291,
     Respectively (see Note 4)                                  44,898           44,883

   Additional Paid-in Capital                               32,304,471       32,304,486

   Accumulated [Deficit]                                   (18,642,224)     (19,178,392)
                                                           ------------     ------------

   Total Stockholders' Equity                               13,707,145       13,170,977
                                                            ----------       ----------

   Total Liabilities and Stockholders' Equity              $16,334,949      $16,945,069
                                                            ==========       ==========



The accompanying notes are an integral part of these financial statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------


                                        Nine Months Ended                 Three Months Ended
                             October 26, 1997  October 27, 1996   October 26, 1997 October 27, 1996

Sales                           $14,808,673      $14,060,167        $ 4,970,149    $ 4,803,012
Cost of Goods Sold                4,848,063        4,599,802          1,636,330      1,558,111
                                 ----------       ----------         ----------     ----------
  Gross Profit                  $ 9,960,610      $ 9,460,365        $ 3,333,819    $ 3,244,901
                                 ----------       ----------         ----------     ----------

Operating Expenses:
  Payroll and Related Expenses  $ 4,264,641      $ 4,127,254        $ 1,423,015    $ 1,377,844
  Other Operating Expenses        3,099,324        2,981,354          1,015,725        987,107
  Depreciation and Amortization     748,966          724,740            252,361        248,395
  General and Administrative Expenses 1,355,210    1,295,059            475,683        431,617
                                     ----------   ----------         ----------    -----------

  Total Operating Expenses      $ 9,468,141      $ 9,128,407        $ 3,166,784    $ 3,044,963
                                 ----------       ----------         ----------     ----------

  Income from Operations       $    492,469     $    331,958       $    167,035   $    199,938
                                -----------      -----------        -----------    -----------

Other Income [Expense]:
  Interest Expense             $    (69,529)    $    (37,376)      $    (20,255)  $    (12,266)
  Interest Income                   113,228           65,794             46,550         22,504
                                -----------      -----------        -----------    -----------

  Total Other - Net            $     43,699     $     28,418       $     26,295   $     10,238
                                -----------      -----------        -----------    -----------

  Income from Continuing Operations
    Before Income Taxes             536,168          360,376            193,330        210,176

  Provision for Income Taxes            ---              ---                ---            ---
                             --------------  ---------------     -------------- --------------

  Income from Continuing Operations 536,168          360,376            193,330        210,176

  [Loss] from Operations of
    Discontinued Ice Cream Business             0   (327,664)                 0       (355,961)
                                   --------------   --------     --------------       --------

  Net Income [Loss]             $   536,168      $    32,712        $   193,330     $ (145,785)
                                 ==========       ==========         ==========      =========

  Net Income Per Share from Continuing
      Operations            $           .12  $           .08    $           .04$           .05
                            ---------------  ===============    ==============================
  Net Income [Loss] Per Share$           .12 $           .01    $           .04 $         (.03)
                             =============== ===============    =============== ==============

Weighted Average Shares           4,489,769        4,488,773          4,489,769      4,488,773

The accompanying notes are an integral part of these financial statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------


                                                                  Nine Months Ended
                                                         October 26, 1997   October 27, 1996
Operating Activities:
   Income from Continuing Operations                      $    536,168      $    360,376
                                                           -----------       -----------
   Adjustments to Reconcile Net Income to Net Cash
      Provided by Continuing Operating Activities:
      Depreciation and Amortization                            748,966           724,740
   Change in Assets and Liabilities:
      [Increase] Decrease in:
        Inventories                                           (215,686)         (148,443)
        Prepaid Expenses                                        (8,109)           37,510
        Other Assets                                              (708)           21,701
        Miscellaneous Receivables                               22,838          (150,520)
   Increase [Decrease] in:
        Accounts Payable                                      (181,969)           27,865
        Accrued Expenses and Other Liabilities                 (31,465)           (6,747)
                                                           -----------      ------------
   Total Adjustments                                           333,867           506,106
                                                            ----------        ----------

   Net Cash - Continuing Operations                            870,035           866,482
                                                            ----------        ----------

Discontinued Operations:
   [Loss] from Discontinued Operations                             ---          (327,664)
   Depreciation and Amortization                                   ---           220,384
   [Increase] Decrease in Net Assets                               ---          (178,143)
                                                        --------------        ----------
   Net Cash - Discontinued Operations                              ---          (285,423)
                                                        --------------        ----------
Investing Activities - Continuing Operations:
   Capital Expenditures                                       (497,649)         (900,086)
   Sale or Redemption of Investments                            10,000           (50,000)
   Due on Sale of Discontinued Operations -
     Payments Received                                         658,770            ---
   Net Cash - Investing Activities - Continuing
     Operations                                                171,121          (950,086)
Investing Activities - Discontinued Operations:
   Capital Expenditures                                            ---          (100,432)
                                                       ---------------         ---------
Financing Activities - Continuing Operations:
   Repayment of Debt                                        (1,032,853)         (428,347)
   Proceeds from Debt                                          100,000           100,000
                                                             ---------        ----------
   Net Cash - Financing Activities - Continuing
    Operations                                                (932,853)         (328,347)
                                                             ---------        ----------
Financing Activities - Discontinued Operations:
   Repayment of Debt                                               ---           (13,260)
   Proceeds from Debt                                              ---           375,000
                                                        --------------        ----------
   Net Cash - Financing Activities - Discontinued
    Operations                                                     ---           361,740
                                                       ---------------        ----------

   Net Increase [Decrease] in Cash and Cash Equivalents        108,303          (436,066)
Cash and Cash Equivalents - Beginning of Periods               951,668         1,378,814

   Cash and Cash Equivalents - End of Periods               $1,059,971        $  942,748
                                                             =========        ==========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the periods for:
      Interest                                            $     67,763       $    33,204

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

            The results of operations for the nine month periods ended October 26, 1997 and October 27, 1996 are not necessarily indicative of the results to be expected for the full year.


NOTE 2:     EARNINGS PER SHARE

            Earnings per share have been computed based on the weighted average of outstanding common shares (see Note 4).


NOTE 3:     INCOME TAXES

            Effective January 1, 1993, the Company adopted FAS 109 "Accounting for Income Taxes." The Company has a deferred tax asset of approximately $5,111,900 arising from net operating loss carry forwards. However, due to the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carry forwards, an allowance of $5,111,900 has been established to offset this asset. The effect of adoption on current and prior financial statements is immaterial.


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

NOTE 5:     DISCONTINUED OPERATIONS

            On February 20, 1997 (as of January 26, 1997), the Company sold 95% of the Common Stock of Mister Cookie Face, Inc. (MCF), its ice cream production segment to a director for an aggregate purchase price of $1,600,000, consisting of a $500,000 cash payment and three notes totaling $1,100,000. The notes are secured by a first lien on all of MCF's assets, however, the Company has agreed to subordinate its lien to any liens subsequently granted by MCF to its Senior Bank or Institutional Lender but only with respect to a maximum aggregate $1,750,000 of indebtedness. Based on the estimated present value of the payments, management set the aggregate value of the consideration at $998,950. An additional amount of $188,797 was also due from MCF representing the balance due on two capital leases which the Company will continue to pay. MCF has agreed to reimburse the Company for the payments. The total net amount due from MCF at October 31, 1997 was $528,977. The equipment subject to the lease was transferred by the Company as part of the sale. The 5% of MCF capital stock retained by the Company has been valued at $35,000.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


MANAGEMENT'S ANALYSIS OF NINE MONTH INCOME STATEMENT
------------------------------------------------------------------------------


RESULTS OF OPERATIONS

   On February 20, 1997 (as of January 26, 1997) Chefs sold 95% of the outstanding stock of its wholly-owned Mister Cookie Face, Inc. ("MCF") subsidiary to a Chefs' director, Frank Koenemund. The statement of operations for the nine months and quarter ended October 27, 1996 has been restated to reflect this transaction as discontinued operations for comparative purposes.

   Company sales were $14,808,700 for the nine months and $4,970,100 for the third quarter ended October 26, 1997 compared to $14,060,200 and $4,803,000 for the comparative periods in fiscal 1997. The majority of the $748,500 increase for the year occurred during the first quarter primarily due to a mild winter and sales of $234,000 at "Garcia's", the Company's Mexican restaurant which opened during the second quarter of last year. The Company operated the same nine restaurants during the comparative third quarters with sales in the most recent quarter resulting in an increase of $167,100.

   The Company had net earnings of $536,200 for the nine months ended October 26, 1997 compared to net earnings of $32,700 for the same period last year. Last year's earnings include a loss of $327,600 for MCF. The continuing restaurant operations had net earnings of $536,200 for the nine months compared to net earnings of $360,400 for the same period last year. For the third quarter ended October 26, 1997 the Company realized net earnings of $193,300 compared to a loss of $145,800 for last year which includes a loss of $356,000 for MCF. The restaurants had earnings of $193,300 for this year's third quarter compared to earnings of $210,200 for last year.

   Gross profit was 67.3% of sales for the nine month period and 67.1% for the quarter compared to 67.3% and 67.6% respectively for the corresponding fiscal 1997 periods. The lower gross profit during the third quarter in the current year reflects the effect of higher seafood prices. Management was able to offset some of the increased costs by raising menu prices modestly, introducing lower cost specials and removing some high cost items from the menu. Additionally, some drink prices were increased to partially compensate for higher liquor costs.

   Payroll and related expenses were 28.8% of sales for nine months and 28.6% for the quarter in the current year compared to 29.4% and 28.7% last year. The improvement resulted primarily from the sales increase. Other operating expenses were 20.9% for nine months and 20.4% for the third quarter versus 21.2% and 20.6% last year. Depreciation costs were higher by $24,000 and $4,000 respectively for the nine months and quarter compared to last year. The primary factor of the year to date increase was the depreciation costs associated with Garcia's. Administrative expenses were higher by $60,100 for the nine months and $44,100 for the quarter compared to last year. A majority of the increases can be attributed to increased legal fees and corporate insurance costs.

   Interest expense was $32,100 and $8,000 higher for the comparable periods this year primarily as a result of the interest expense associated with a bank term loan previously allocated to MCF operations. Interest income was $47,400 and $24,000 higher this year due to interest received on notes from the MCF sale.

Liquidity and Capital Resources

   The ratio of current assets to current liabilities was 1.39:1 at October 26, 1997, compared to 1.06:1 at the year ended January 26, 1997. Working capital increased by $630,000 primarily as a result of operational profits. The primary components of the nine month cash flow statement were capital expenditures of $497,600, $125,000 of which was used to build an outdoor dining area at the Vero Beach, Florida restaurant, debt repayment of $1,032,800 and payments of $658,700 received from MCF. In accordance with the terms of the sale, MCF paid the Company $500,000 in February and $100,000 in March, in addition to monthly interest and reimbursements for lease payments. The Company used the $600,000 to pay off outstanding indebtness under a revolving bank line of credit and the outstanding balance on its $350,000 bank line of credit secured by the Toms River, New Jersey restaurant. Changes in assets and liabilities for the nine months this year included an increase of $215,700 for inventories and a net decrease of $182,000 in accounts payable. The additional inventory was purchased in anticipation of higher seafood prices. During the corresponding nine month period in fiscal 1997, working capital decreased by $1,057,900 due to capital expenditures of $900,100, primarily for the Garcia's renovations and debt repayment of $428,300 offset by profits of $360,400.

   During the second quarter of the current year, the Company's $350,000 bank line of credit was renewed for another year. The company borrowed $50,000 during the second quarter and an additonal $50,000 during the third quarter for inventory. Subsequent to October 26, 1997 an additional $225,000 was borrowed for inventory leaving an available balance of $25,000.

   During the fourth quarter of the current fiscal year, First Union National Bank, the Company's primary bank, advanced a five year $525,000 term loan to the Company. The proceeds were used to pay off an existing term loan which had an outstanding balance of $225,000 and to partially fund a renovation at the Toms River, New Jersey restaurant. The renovation, including the construction of an outdoor dining area, is estimated to cost approximately $375,000 and should be completed during the first quarter of next year.

   Management anticipates that funds from operations will be sufficient to meet obligations for the balance of fiscal 1998.


Inflation
   It is not possible for the Company to predict with any accuracy the effect of inflation upon the results of its operations in future years. The price of food is extremely volatile and projections as to its performance in the future vary and are dependent upon a complex set of factors. The Company is currently experiencing higher seafood costs due to supply shortages.

   The federal  minimum  wage  increased  to $5.15 an hour on September 1, 1997.
Management anticipates that the increase has had a minimal impact on the Company's payroll costs because the federal law freezes the cash wages of tipped employees which represent the bulk of the Company's minimum wage earners.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------



                                    SIGNATURE


Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 CHEFS INTERNATIONAL, INC.


                                         /s/ Anthony C.  Papalia
                                             -----------------------------------

                                             ANTHONY C. PAPALIA
                                             Principal Financial Officer



DATED:  December 9, 1997