Form 10-K
period 1998-01-25
CHEFS INTERNATIONAL INC
filed 1998-04-27
CIK 201424

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended January 25, 1998

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

Registrant's telephone number, including area code (732) 295-0350

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

Indicate by check mark whether the registrant [1] has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months [or for such shorter period that the registrant was required to file such reports], and [2] has been subject to such filing requirements for the past ninety days. YES X NO___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On March 31, 1998, the aggregate market value of the voting stock of Chefs International, Inc. (consisting of Common Stock, $.01 par value) held by non-affiliates of the Issuer was approximately $1,950,000 based upon the last sale price for such Common Stock on said date in the over-the-counter market as reported by the National Quotation Bureau, Inc. On such date, there were 4,488,347 shares of Common Stock of the Issuer outstanding.

                            CHEFS INTERNATIONAL, INC.

                                     PART I


Item 1.    Description of Business

      (a) Business Development - Chefs International, Inc. ("Chefs" or the "Company") was organized under the laws of the State of Delaware in March 1975. The Company currently operates nine restaurants on a year-round basis, eight of which are free-standing seafood restaurants in New Jersey (five) and Florida (three) and one of which is a Mexican theme restaurant operated under the name "Garcia's," located in a shopping mall in New Jersey. Seven of the seafood restaurants are operated under the name "Lobster Shanty" and one under the name "Baker's Wharfside." The Company opened its first seafood restaurant in November 1978 and opened its Garcia's restaurant in April 1996. The Company had operated LaCrepe restaurants in various shopping malls in New Jersey, Pennsylvania and Florida (the first such restaurant opening in November 1975), but closed its last La Crepe restaurant in December 1995 at its present Garcia's restaurant site. See "Recent Developments" as to the sale by the Company on February 20, 1997 (as of January 26, 1997) of 95% of the common stock of its Mister Cookie Face, Inc. subsidiary ("MCF" or "Mr. Cookie Face"), a Lakewood, New Jersey producer of ice cream sandwiches. (As used herein, the term the "Company" may also at times include Chefs and its various subsidiaries.)

      The Company's executive offices are located at 62 Broadway, Point Pleasant Beach, New Jersey 08742. Its telephone number is (732) 295-0350.

Recent Developments

Reverse Stock Split

      Effective November 22, 1996, the Company completed a one-for-three reverse stock split of its outstanding Common Stock. Unless otherwise indicated, all share and per share information contained in this report gives effect to the said one-for-three reverse stock split. In addition, unless otherwise indicated, actual price quotations for the Common Stock as quoted on the NASDAQ System have been adjusted throughout this report by multiplying the actual price for the Common Stock for periods prior to November 23, 1996 by three. No assurances can be given that the actual price quotations for the Common Stock during such pre-split period would have approximated such adjusted prices if the one-for-three reverse stock split had been effectuated at such time.

Discontinued Operation

      The failure to complete a proposed 1993 public offering of its securities prevented the Company from adequately funding the growth of MCF's ice cream operations. As a result, MCF was unable to expand its markets and product lines as originally planned. Management determined it was advisable to divest Chefs of the bulk of its 100% ownership of MCF and to terminate its obligation to continue to fund MCF's operations. On February 20, 1997 (as of January 26,
1997), Chefs sold 95% of the outstanding capital stock of MCF to a Chefs' director, Frank "Doc" Koenemund.

      At the closing, Chefs received a $500,000 payment which amount was paid to Chefs' lending bank, First Union National Bank ("First Union") to extinguish Chefs' outstanding indebtedness under its $1,000,000 revolving line of credit with First Union. Borrowings under the line had been utilized to fund the operations of MCF. In addition, at the closing, Chefs received three MCF promissory notes in the aggregate principal amount of $1,100,000. The first note (Note A) in the principal amount of $100,000 was payable on or before March 24, 1997 together with interest at an annual rate of 8 1/4% and was secured by a first lien on all of MCF's assets. Note A was paid in full prior to its due date.

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

together with interest on the unpaid principal balance at the rate of 9 1/4% per annum payable monthly commencing March 1, 1997. At the date of this report, the March 1 and April 1, 1998 installments of principal and interest had been paid in full. Note B, although secured by a first lien on all of MCF's assets, is subordinated to any liens granted in the future by MCF to its senior lending bank or institutional lender but solely with respect to a maximum aggregate $1,750,000 of indebtedness.

           The third note (Note C) in the principal amount of $500,000 is payable together with interest at an annual rate of 8 1/4% on or before February 20, 2004 but is mandatorily prepayable on a quarterly basis from 30% of MCF's "cash flow" on a consolidated basis, commencing with the quarter ending April 30, 1997. Note C is also secured by a first lien on all of MCF's assets and is also subordinated to any liens granted in the future by MCF to its senior lending bank or institutional lender but solely with respect to a maximum $1,750,000 of indebtedness. During fiscal 1998, certain interest payments were made to Chefs with respect to Note C based on MCF's "cash flow."

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

           In view of the substantial advances made to MCF, the fact that MCF's operating loss in fiscal 1997 was approximately $600,000, the decline in MCF's sales and other factors, Chefs' management concluded that it was in Chefs' best interest to sell MCF. Chefs' management examined a number of alternatives and the Board of Directors (with Mr. Koenemund abstaining) concluded that the transaction proposed by Mr. Koenemund afforded Chefs with the best chance to recoup all or a significant portion of its substantial investment in MCF. The board noted that Chefs also was retaining a 5% equity interest in MCF, protected by a pre-emptive right until all of the Notes were paid. See Note 17 of Notes to the Consolidated Financial Statements.

Bank Loans

      At January 26, 1997, the Company's principal bank financing was provided pursuant to a $625,000 term loan ("Term Loan A") and a $1,000,000 term loan ("Term Loan B") from First Union National Bank ("First Union") as well as a $1,000,000 revolving line of credit ("L/C line") from First Union. At that date, approximately $416,500 was outstanding under Term Loan A payable in installments of principal and interest through November 15, 1998; approximately $800,000 was outstanding under Term Loan B payable in installments of principal and interest through November 15, 2000 and approximately $500,000 was outstanding under the L/C line, due on May 31, 1997. Interest on the Term Loans was computed at a fixed annual rate of 7.51%. These loans were secured by first mortgages on the Company's two Pt. Pleasant Beach, New Jersey seafood restaurants and its Toms River, New Jersey seafood restaurant. The Company also had a $350,000 revolving line of credit from First Union due June 30, 1997 secured by a mortgage on the Toms River restaurant under which approximately $100,000 was outstanding at January 26, 1997.

      During fiscal 1998, the Company paid approximately $191,000 in reduction of the principal of Term Loan A. The balance was retired out of the proceeds of the December 1997 $525,000 bank loan hereinafter described. Principal payments on Term Loan B during fiscal 1998 reduced the outstanding balance of that loan at January 25, 1998 to approximately $600,000. The L/C line obligation was paid in full at the time of the February 20, 1997 (as of January 26, 1997) sale of 95% of the capital stock of MCF to Frank Koenemund out of the proceeds received from that sale. The $350,000 line of credit was renewed at June 30, 1997 for an additional year. Advances under that line bear interest at First Union's prime rate. At January 25, 1998, approximately $325,000 was outstanding under this line of credit.

      On December 1, 1997, the Company borrowed $525,000 from First Union pursuant to a five-year term loan repayable in monthly installments of principal commencing in March 1998 together with interest on the unpaid balance at a fixed annual rate of 9 1/4%. This loan is also secured by a mortgage on the Toms River restaurant. The Company applied $225,000 of the loan proceeds to pay the outstanding balance of Term Loan A. The $300,000 balance of the loan proceeds has been applied by the Company to partially finance renovations at its Toms River restaurant. The entire amount of this loan was outstanding at January 25, 1998.

      Repayment of the Company's term loans and of borrowings under its line of credit is guaranteed by each of the Company's subsidiaries.

      Pursuant to its principal Loan Agreement, the Company has made certain affirmative and negative covenants to First Union (including covenants not to pay dividends, effect stock redemptions or incur certain additional indebtedness while the loan is outstanding, and to maintain on a consolidated basis, tangible net worth of at least $11,400,000 increasing by $50,000 at each subsequent fiscal year-end commencing with fiscal 1999; a debt to equity ratio of no greater than .5:1; a net income, depreciation and amortization to current portion of long term debt ratio of not less than 1.2:1; and cash and cash equivalents of not less than $750,000). A failure by the Company to satisfy any such covenant would constitute an event of default under the Loan Agreement enabling First Union to accelerate payment of all outstanding indebtedness.

      At the end of fiscal 1998, the Company was not in compliance with certain of its covenants under the Loan Agreement by failing to maintain the requisite Debt Service Coverage Ratio. However, the Company requested and First Union granted a waiver of its right to declare a default based on the Company's failure to comply with this covenant at January 25, 1998.

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

Lobster Shanty Restaurants

      Vero Beach, Florida - This restaurant, consisting of approximately 6,900 square feet, is free standing in Vero Beach, Florida approximately 100 yards off U.S. Highway #60 on the intracoastal waterway. It opened in December, 1979 pursuant to a lease from Gourmet Associates ("Gourmet") owned by Robert E. Brennan, the principal stockholder of the Company. The lease is currently a month to month "net" lease at a monthly rental of $10,000 with the Company paying personal property taxes and insurance thereunder. Management believes that the terms of this lease agreement are at least as favorable as those which could have been obtained from unaffiliated sources. In view of the fact that Mr. Brennan has filed a voluntary petition for relief in the United States Bankruptcy Court for the District of New Jersey under Chapter 11 of the Bankruptcy Code (which proceedings are currently pending), no assurances can be given that the Company will be able to continue to lease this restaurant on the current basis or on a modified basis for any substantial future period. During fiscal 1998, the Company constructed an outdoor deck with a bar and dining facilities at this restaurant at a cost of approximately

$125,000. The Company made an offer in March 1998 to purchase this restaurant but no assurances can be given that its offer will be accepted.

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

      Toms River, New Jersey - This restaurant, consisting of approximately 10,750 square feet, is free standing on Robbins Parkway in Toms River, New Jersey and seats approximately 400. Municipal parking facilities are available nearby. The Company purchased this restaurant and three others (including the land, buildings, improvements, and businesses including personal property and fixtures, liquor licenses and all of the outstanding stock of the four corporations operating these restaurants) from Robert E. Brennan, the principal stockholder of the Company, and from three partnerships owned by him, in October, 1980 for an aggregate $7,750,000 less a subsequent $250,000 prepayment discount. During fiscal 1998, the Company commenced an interior renovation of this restaurant, the bulk of which was completed in fiscal 1998 with the balance completed early in fiscal 1999. The total cost of this renovation was approximately $300,000. In the current fiscal year, the Company intends to construct an outdoor deck with a bar and dining facilities at this restaurant at an expected cost of approximately $150,000.

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

      Belmar, New Jersey - This restaurant, consisting of approximately 9,000 square feet, is free standing on Main Street in Belmar, New Jersey. The restaurant seats approximately 250 and has parking for approximately 110 automobiles. The Company purchased the liquor license and trade name for use at this restaurant in October 1994 for $250,000 from unaffiliated parties and leased the restaurant, the parking lot and the restaurant furniture, fixtures and equipment at such time from such parties pursuant to a five-year lease in which the Company was given four consecutive five-year options to renew. The lease provides for a monthly base rent (currently approximately $8,640) increasing every three years up to a monthly base rent after the eighteenth year of $12,693 with an additional annual percentage rent equal to 6% of Chefs' gross receipts at the restaurant for such period less the base rent. The restaurant opened as a "Lobster Shanty" restaurant under the Company's management in October 1994. In January 1997, the Company gave the Landlord its notice to terminate this lease effective February 28, 1999 because of unsatisfactory operating results at this restaurant.

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

Garcia's Restaurant

      In November 1995, the Company entered into an agreement (the "Agreement") with Garcimex of New Jersey, Inc. ("Garcimex"), the exclusive owner of the "Garcia's" trade mark, service mark and trade name along with the goodwill and recipes of a Mexican restaurant business associated with the marks. Pursuant to the Agreement, the Company was granted the exclusive right to establish and open Mexican restaurants using the marks, goodwill and recipes in six New Jersey counties, Hunterdon, Mercer, Middlesex, Monmouth, Ocean and Somerset (the "Territory"). The Company was granted the right but not the obligation to open a restaurant utilizing the marks and goodwill in each of the first five 12-month periods, in the Territory, with a six-month grace period with respect to each such 12-month period. If the Company did not open a Garcia's restaurant in each of the first five 12-month periods (including the grace period), the Agreement provided that it would lose the right to develop additional restaurants within the Territory. The Company did not open an additional Garcia's restaurant within 18 months of the April 1996 opening of its initial Garcia's restaurant. Regardless of whether the Company opened one Garcia's restaurant in each such period, it will have and retain the exclusive right to utilize the marks, goodwill and recipes at all Garcia's restaurants opened by the Company pursuant to the Agreement and Garcimex has agreed not to open another Mexican restaurant within an 18-mile radius of any Company operated Garcia's restaurant.

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

      Monmouth Mall, Eatontown, Monmouth County, New Jersey - The Company's Garcia's restaurant at the Monmouth Mall consists of 4,371 square feet of leased space and is decorated in a bright, multi- color Mexican motif. The restaurant has a bar and tables and booths which can accommodate approximately 130 patrons. The Company has a liquor license permitting the consumption of wine and alcoholic beverages on the premises. The restaurant is open for lunch and dinner seven days per week.

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

Seasonal Aspects

      To date, the Company's New Jersey seafood restaurants have experienced their greatest sales volumes from May through September whereas its Florida seafood restaurants have experienced their greatest sales volumes from January through April. The Company's Garcia's restaurant has experienced its greatest sales volume during the Thanksgiving through Christmas period.

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

Employees

      The Company maintains its administrative employees at its executive offices including its principal officers (see "Item 10 - Directors and Executive Officers of the Registrant,") secretarial and bookkeeping personnel. Each of the Company's seafood restaurant units employs a general manager, two assistant managers and between 40 and 130 other employees to serve as waitresses, waiters, busboys, bartenders, cooks, dishwashers, kitchen help, hostesses and cashiers (some on a part-time basis). The Company's Garcia's restaurant employs approximately 80 employees serving similar functions. The Company also presently employs three area supervisors, each responsible for three of the Company's restaurants. Managerial candidates are recruited for the Company's restaurants from hotel and restaurant management schools, restaurant recruiting agencies, through advertising in restaurant management magazines and by promotion from within the Company's own organization. At January 25, 1998, the Company had a total of approximately 430 employees (including part-time workers). The Company is not a party to any collective bargaining agreements and has enjoyed satisfactory employee relations since inception.


Item 2.    Description of Property

      The Company's executive and administrative offices are located in an approximately 4,000 square foot two story Company owned building of cinder block construction at 62 Broadway, Point Pleasant Beach, New Jersey.

      See  Item  1  herein  for  a  description   of  the  Company's   operating
restaurants.


Item 3.    Legal Proceedings

      In May 1997, a lawsuit was filed in the Superior Court of New Jersey, Chancery Division, Middlesex County (Docket No. C-133-97) by Michael F. Lombardi, various Lombardi relatives, the law firm of Lombardi & Lombardi, P.A. and the Lombardi & Lombardi, P.A. Defined Benefit Pension Plan (collectively the "Lombardi Group") as plaintiffs, against the Company's five individual directors, Anthony C. Papalia, James Fletcher, Martin Fletcher, Frank Koenemund and Jack Mariucci (the "Director Group") and the Company's former wholly-owned subsidiary, Mister Cookie Face, Inc. ("MCF") as defendants. Because the lawsuit was a purported shareholder derivative action brought on behalf of the Company, the Company was named as a nominal defendant.

      The complaint alleged that certain corporate actions including the Company's purchase of MCF in July 1993 from Frank Koenemund, the subsequent increase in Mr. Koenemund's salary, a bonus payment made to Mr. Koenemund during fiscal 1996 and the February 1997 sale (as of January 26, 1997) by the Company of 95% of the stock of MCF back to Mr. Koenemund constituted a waste of the Company's assets. Among other remedies sought by the plaintiffs was a judgment finding that the defendants "wasted" the Company's assets in violation of their fiduciary duties and ordering them to account for damages incurred and profits lost by the Company; a judgment declaring the Stock Purchase/Sale Agreement by which the Company sold 95% of MCF to Mr. Koenemund in February 1997 to be null and void "ab initio"; a judgment enjoining borrowings, fund raising or loan transactions on behalf of MCF; a judgment enjoining Mr. Koenemund and MCF from transferring, encumbering, hypothecating or diluting the 950 shares of MCF stock transferred to Mr. Koenemund in the February 1997 sale and placing a constructive trust on said shares; a judgment enjoining Mr. Koenemund from transferring, encumbering, hypothecating or diluting his approximately 7% stock ownership in the Company; and in the alternative, a judgment awarding compensatory and/or punitive damages against the defendants, jointly and severally in an amount to be determined at trial. The plaintiffs also asked for an award of costs and disbursements in the lawsuit including a reasonable allowance for their attorneys' and experts' fees, and such other or further relief as "may be just and proper under the circumstances."

      Although management intends to respond at an appropriate time to the substance of the complaint, if required, the suit appeared to be legally deficient for several reasons and management filed a motion with respect thereto. Management noted that subsequent to the Company's 1993 acquisition of MCF, the terms of which were fully disclosed, the Lombardi Group continued to accumulate a substantial position in the Company's Common Stock through purchases of same and according to the most recently filed amendment to its
Schedule 13D, the Lombardi Group appeared to be the beneficial owner of approximately 8% of the Company's outstanding Common Stock. In addition, in October 1996, in an apparent effort to gain control of the Company, Michael F. Lombardi wrote to the Company's attorneys stating a wish to explore with the Company's Board of Directors, the possibility of the Lombardi Group purchasing 2,000,000 shares of the Company's Common Stock. Management rejected such possibility. Furthermore, by letter dated December 27, 1996, Michael F. Lombardi, presumably on behalf of the Lombardi Group, wrote to counsel for Robert E. Brennan offering to buy Mr. Brennan's 1,766,557 shares of the Company's Common Stock for $1,095,264.72, which purchase, if made, would have given the Lombardi Group ownership of approximately 46.4% of the Company's outstanding Common Stock and practical control. To date, such offer has not been accepted.

      Management filed a motion for summary judgment with respect to the complaint asking for dismissal of the complaint, disqualification of plaintiffs' counsel, an award of expenses and other relief. The plaintiffs in turn, cross-moved for disqualification of defendants' counsel and for other relief. After conferring in Chambers with the Court, the parties stipulated and agreed effective September 4, 1997 to a dismissal of the complaint without prejudice and without costs, and also agreed that the plaintiffs may not institute another action in any court relating in any way to the subject matter of this lawsuit except upon a refusal by the Board of Directors of a demand, if any, made by the plaintiffs to the Board in accordance with applicable law to bring such a lawsuit against the defendants.

Item 4.    Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Company's security holders during the quarter ended January 25, 1998.

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

      Because the bid price for the Common Stock since February 23, 1998 has been less than $1.00, such security is not in compliance with NASDAQ's minimum bid price requirement. If the prices does not increase to at least $1.00 for at least ten consecutive trade dates prior to May 28, 1998, the Common Stock may be delisted from trading on the NASDAQ System. Such delisting may adversely impact the liquidity for the Common Stock.

           Quarter                               Bid Prices
           Ended                               High        Low

           April 28, 1996                    $  1.02     $ .84
           July 28, 1996                     $  1.98     $ .94
           October 27, 1996                  $  1.98     $ .84
           January 26, 1997                  $   .94     $ .50

           April 27, 1997                    $   .65625  $ .5625
           July 27, 1997                     $   .625    $ .50
           October 26, 1997                  $  1.00     $ .5625
           January 25, 1998                  $   .90625  $ .53125

      The above quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. They do not necessarily represent actual transactions.

      At March 31, 1998, the number of record holders of the Common Stock was 7,051. Such number of record owners was determined from the Company's shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

      Pursuant to the Company's Term Loan Agreement with First Union National Bank, the Company is restricted during the period any loans are outstanding under such agreement from paying dividends on any of its outstanding stock.


Item 6.    Selected Financial Data

                                          [In thousands, except per share data]

                                           Y e a r s     e n d e d
                           January 25,January 26,January 28,January 29, January 30,
                              1 9 9 8    1 9 9 7   1 9 9 6   1 9 9 5     1 9 9 4

Operating Data:

  Gross Revenues             $ 18,097   $ 17,299    $ 16,571   $16,044     $15,318

  Operating Expenses         $ 12,224   $ 11,858    $ 11,443   $10,585     $11,355

  [Loss] Income from
   Continuing Operations     $    (36)  $   (175)   $   (336)  $   184     $   182

  [Loss] from Discontinued
   Operations                $     --   $ (1,165)   $ (1,848)  $  (441)    $  (359)

  [Loss] on Disposal of
   Discontinued Operations   $     --   $   (573)   $     --   $    --     $    --

  Net [Loss]                 $    (36)  $ (1,913)   $ (2,184)  $  (257)    $  (177)

  [Loss] Income Per Share from
   Continuing Operations     $   (.01)  $   (.04)   $   (.07)  $   .04     $   .04

  Net [Loss] Per Common Share$   (.01)  $   (.43)   $   (.49)  $  (.06)    $  (.03)

  Cash Dividends Per
   Common Share              $     --   $     --    $     --   $    --     $    --

Balance Sheet Data:

  Cash and Cash Equivalents  $  1,136   $  1,037    $  1,379   $ 1,267     $ 1,043

  Total Assets *             $ 16,805   $ 17,280    $ 18,508   $20,945     $19,863

  Total Long-Term Liabilities$  1,302   $  1,000    $  1,613   $ 1,844     $   540

  Total Liabilities          $  3,670   $  3,774    $  3,424   $ 3,678     $ 2,340

  Working Capital            $    465   $    178    $    957   $   495     $   375

  Stockholders' Equity       $ 13,135   $ 13,171    $ 15,084   $17,266     $17,523

*  At fiscal year end 1998, 1997, 1996, 1995 and 1994, includes $530, $557, $1,221, $3,529 and $3,590 of goodwill.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      In fiscal 1998, the Company sustained a loss of $36,300 compared to losses of $1,912,800 in 1997 and $2,184,100 in 1996. The 1997 and 1996 losses include results from the Company's wholly-owned Mister Cookie Face, Inc. ("MCF") subsidiary. The Company sold 95% of the capital stock of MCF to a Chefs' director, Frank "Doc" Koenemund, on February 20, 1997 (as of January 26,1997).

      The fiscal 1997 loss included a loss from the discontinued MCF operations of $1,165,100 and a loss of $572,900 resulting from the sale of MCF. The 1996 loss included a loss of $1,847,800 from MCF's operations. Effective for fiscal 1996, the Company adopted the Statement of Financial Account Standards No. 121 ("FASB121"), "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of." The MCF operational losses for 1997 and 1996 included impairment losses of $565,900 and $2,024,900 respectively. The Company's fiscal 1996 loss from continuing operations included an impairment loss of $171,000 in connection with restaurant operations.

      The Company's continuing restaurant operations realized a loss of $36,300 for fiscal 1998 compared to losses of $174,700 and $336,300 for fiscal years 1997 and 1996 respectively. Sales for fiscal 1998 were $18,097,100, an increase of $798,500 or 4.6% over 1997 sales of $17,298,600. The number of customers served increased by 2.1% in fiscal 1998 and there was an increase of approximately 2.4% in the average check per customer. The Company operated nine restaurants during the comparable periods. A majority of the sales increase in fiscal 1998 occurred during the first quarter of such year primarily as a result of a mild winter and sales during such quarter of $234,300 at "Garcia's," the Company's Mexican restaurant, which opened during the second quarter of fiscal 1997. Fiscal 1997 sales were $727,300 or 4.4% higher than 1996 sales.

      Gross profit for fiscal 1998 was 67.2% of sales, slightly below the 1997 gross profit of 67.3% and higher than the 66.7% in 1996. During fiscal 1998 the Company experienced higher seafood and produce prices. A majority of the increased costs were offset with some menu price increases and other menu strategies including removal of high cost items. Additionally, management purchased substantial quantities of inventory in anticipation of further seafood increases. Drink prices were also increased modestly to compensate for higher liquor costs.

      Payroll and related expenses were 30% of gross sales in fiscal 1998 versus 30.3% in 1997 and 30.4% in 1996. Although the Company experienced increases in salaries and health and worker's compensation insurance costs, the substantial increase in sales resulted in an improvement in overall payroll costs as a percentage of sales. The federal minimum wage, which was raised to $5.15 per hour in September 1997 (from $4.75 per hour since October 1996), had a minimal impact on payroll costs because most of the Company's employees, other than tipped employees whose cash wages remained the same, already received hourly compensation in excess of $5.15.

      Other operating expenses were 22.3% of sales for fiscal 1998 compared to 22.6% and 21.7% for the two previous years. The primary reason for the improvement was the increase in sales. Depreciation and amortization expenses were approximately $27,000 higher in 1998 due to capital expenditures and a full year of depreciation for "Garcia's" compared to nine months in fiscal 1997. General and administrative expenses were $27,700 higher in fiscal 1998 compared to 1997 primarily due to legal costs associated with a lawsuit brought against the Company's directors and MCF. Approximately $100,000 was expended defending the suit which was dismissed in September 1997. General and administrative expenses were $138,000 higher in fiscal 1997 versus 1996 primarily due to increased salaries and payroll taxes of $87,300, higher insurance costs of $22,200, and $50,000 in expenses associated with the Company's November 1996 reverse stock split.

      Interest expense was $67,500 higher in fiscal 1998 as compared to fiscal 1997 primarily as a result of the interest expense associated with a bank term-loan allocated to MCF's operations. Interest income was $61,000 higher in fiscal 1998 as compared to fiscal 1997 due to interest received on the notes from the MCF sale. Interest expense in fiscal 1997 was slightly higher in fiscal 1996 due to borrowings used to finance the "Garcia's" renovations and interest income was lower in fiscal 1997 as compared to fiscal 1996 due to lower rates available for short-term investments.

Liquidity and Capital Resources

      The Company's ratio of current assets to current liabilities was 1.20:1 at January 25, 1998, compared to 1.06:1 and 1.53:1 at the end of each of the two previous fiscal years. Working capital was $465,100 at the end of fiscal 1998 compared to $177,800 and $957,200 at the end of fiscal 1997 and 1996. Net cash provided by operating activities was $754,100. The primary changes in assets and liabilities in fiscal 1998 were an increase in inventories of $113,700 reflecting purchases made during the third quarter in anticipation of higher seafood prices and an increase in other assets of $93,300 primarily due to deposits advanced on the renovation of the Toms River, New Jersey Lobster Shanty and an increase in the cash surrender values of the "Company's Supplemental Employee Benefit Program." Net cash flows from investing activities in fiscal 1998 were a net outlay of $209,700 resulting from capital expenditures of $790,700 for restaurant improvements and equipment offset by $670,500 in payments on notes receivable from the MCF sale. The capital expenditures included approximately $125,000 to build an outdoor deck and bar at the Vero Beach, Florida restaurant and approximately $300,000 spent on the renovation of the interior of the Toms River, New Jersey restaurant. The Company will spend an additional $150,000 to build an outdoor dining area and bar for the Toms River restaurant which will open during the second quarter of fiscal 1999. Net cash flows from financing activities in fiscal 1998 were a net outlay of $455,600 resulting from debt repayment of $1,295,600 offset by the incurrence of new debt of $850,000. Approximately 50% of the debt repayment was made with proceeds from amounts received as a result of the MCF sale. During the second quarter of fiscal 1998, the Company's $350,000 bank line of credit was renewed and $325,000 was borrowed to finance inventory purchases leaving an available balance of $25,000 at year end. In December of 1997, First Union National Bank, the Company's primary bank, advanced a five-year $525,000 term loan to the Company. The proceeds were used to pay off an existing term loan which had an outstanding balance of $225,000 and to partially fund the Toms River renovation. In fiscal 1997, net cash provided by operations was $1,172,800. The significant changes in assets and liabilities were an increase in inventory of $93,200 and an increase of $343,400 in accounts payable due to increased sales. Cash outflows from investing activities in fiscal 1997 included $1,144,200 for capital expenditures primarily to build Garcia's, while financing activities including debt repayment of $281,600. For fiscal 1996, net cash flows from operations totaled $479,400. The primary change in assets and liabilities was a decrease in accounts payable of $79,200 due to lower sales. Cash outflows from investing activities were $530,400 for capital expenditures while financing activities resulted in an increase of $150,400. Fiscal 1996 financial activities included debt proceeds of $1,125,000 offset by debt repayment of $976,800. Borrowings included $350,000 used to finance a portion of the Garcia's renovation.

      At the end of fiscal 1998, the Company was not in compliance with one of its covenants under its Loan Agreement with First Union by failing to maintain the requisite Funds Flow Coverage Ratio. However, the Company requested and the Bank granted a waiver of its right to declare a default under the Loan Agreement based on the Company's failure to comply with this covenant at January 25, 1998.

      Management anticipates that funds from operations will be sufficient to meet obligations in fiscal 1999, including routine capital expenditures.

Inflation

      It is not possible for the Company to predict with any accuracy the effect of inflation upon the results of its operations in future years. The price of food is extremely volatile and projections as to its performance in the future and are dependent upon a complex set of factors.

Item 8.    Financial Statements and Supplementary Data

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of Chefs International, Inc.
  Point Pleasant, New Jersey



            We have audited the accompanying consolidated balance sheets of Chefs International, Inc. and its subsidiaries as of January 25, 1998 and January 26, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 25, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chefs International, Inc. and its subsidiaries as of January 25, 1998 and January 26, 1997, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 25, 1998, in conformity with generally accepted accounting principles.

            As discussed in the accompanying notes to the financial statements, for the year ended January 28, 1996, the Company adopted a new accounting standard promulgated by the Financial Accounting Standards Board, changing its method of accounting for impairment of long-lived assets and goodwill relating to those assets.







                                          MOORE STEPHENS, P. C.
                                          Certified Public Accountants.

Cranford, New Jersey
March 20, 1998

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                           January 25,  January 26,
                                                             1 9 9 8       1 9 9 7

Assets:
Current Assets:
  Cash and Cash Equivalents                                $1,136,063   $ 1,037,379
  Investments                                                 196,000       160,000
  Miscellaneous Receivables                                    66,228        58,286
  Inventories                                               1,039,203       925,463
  Due on Sale of Discontinued Operations
   from Related Party - Current                               297,441       682,258
  Prepaid Expenses                                             98,547        88,509
                                                           ----------   -----------

  Total Current Assets                                      2,833,482     2,951,895
                                                           ----------   -----------

Property, Plant and Equipment - At Cost                    18,591,633    18,200,415

Less:  Accumulated Depreciation                             7,234,384     6,676,718
                                                           ----------   -----------

  Property, Plant and Equipment - Net                      11,357,249    11,523,697
                                                           ----------   -----------

Other Assets:
  Investments                                                 685,000       631,000
  Goodwill - Net                                              529,972       557,364
  Liquor Licenses - Net                                       702,979       727,663
  Due on Sale of Discontinued Operations
   from Related Party - Long-Term                             222,866       508,593
  Cash Surrender Value of Life Insurance                      406,438       358,406
  Due from Related Party                                        4,702         6,524
  Other                                                        62,144        15,076
                                                           ----------   -----------

  Total Other Assets                                        2,614,101     2,804,626
                                                           ----------   -----------

  Total Assets                                            $16,804,832   $17,280,218
                                                           ===========  ===========




See Notes to Consolidated Financial Statements.


CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                           January 25,  January 26,
                                                             1 9 9 8       1 9 9 7

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                         $  945,067   $   967,245
  Accrued Payroll                                             120,470       134,954
  Accrued Expenses                                            305,688       337,897
  Notes and Mortgages Payable to Banks                        630,000     1,008,500
  Capital Lease Obligations - Current                          85,727        79,154
  Other Liabilities                                           281,435       246,304
                                                           ----------   -----------

  Total Current Liabilities                                 2,368,387     2,774,054
                                                           ----------   -----------

Long-Term Debt:
  Notes and Mortgages Payable to Banks                        819,998       807,999
  Capital Lease Obligations - Long-Term                        23,916       109,643
                                                           ----------   -----------

  Total Long-Term Debt                                        843,914       917,642
                                                           ----------   -----------

Other Liabilities                                             457,806       417,545
                                                           ----------   -----------

Commitments and Contingencies                                      --            --
                                                           ----------   -----------

Stockholders' Equity:
  Capital Stock - Common, $.01 Par Value, Authorized
   15,000,000 Shares; Issued and Outstanding 4,488,347 in
   1998 and 4,488,291 in 1997                                  44,883        44,883

  Additional Paid-in Capital                               32,304,486    32,304,486

  Accumulated [Deficit]                                   (19,214,644)  (19,178,392)
                                                           -----------  -----------

  Total Stockholders' Equity                               13,134,725    13,170,977
                                                           ----------   -----------

  Total Liabilities and Stockholders' Equity              $16,804,832   $17,280,218
                                                           ===========  ===========



See Notes to Consolidated Financial Statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------


                                                     P e r i o d s   E n d e d
                                             January 25,   January 26,  January 28,
                                                1 9 9 8      1 9 9 7       1 9 9 6

Sales                                        $18,097,100   $17,298,626  $16,571,357

Cost of Goods Sold                             5,943,083    5,656,124     5,511,095
                                             -----------   ----------   -----------

  Gross Profit                                12,154,017   11,642,502    11,060,262
                                             -----------   ----------   -----------

Operating Expenses:
  Payroll and Related Expenses                 5,424,262    5,238,257     5,037,515
  Other Operating Expenses                     4,036,281    3,910,968     3,593,820
  Depreciation and Amortization                1,002,238      974,758       990,867
  General and Administrative Expenses          1,761,706    1,733,963     1,595,644
  Loss on Closing and Sale of Restaurants             --           --        54,355
  Impairment Loss of Long-Lived Assets                --           --       170,867
                                             -----------   ----------   -----------

  Total Operating Expenses                    12,224,487   11,857,946    11,443,068
                                             -----------   ----------   -----------

  [Loss] from Operations                         (70,470)    (215,444)     (382,806)
                                             -----------   ----------   -----------

Other Income [Expense]:
  Interest Expense                              (115,181)     (47,713)      (45,892)
  Interest Income                                149,399       88,408        92,373
                                             -----------   ----------   -----------

  Other Income - Net                              34,218       40,695        46,481
                                             -----------   ----------   -----------

  [Loss] from Continuing Operations
   Before Income Taxes                           (36,252)    (174,749)     (336,325)

Provision for Income Taxes                            --           --            --
                                             -----------   ----------   -----------

  [Loss] from Continuing Operations              (36,252)    (174,749)     (336,325)

[Loss] from Operations of Discontinued
  Ice Cream Business                                  --   (1,165,135)   (1,847,824)

[Loss] on Disposal of Ice Cream Business              --     (572,883)           --
                                             -----------   ----------   -----------

  Net [Loss]                                 $   (36,252)  $(1,912,767) $(2,184,149)
                                             ===========   ===========  ===========

  Basic [Loss] Per Common Share from
   Continuing Operations                     $      (.01)  $     (.04)  $      (.07)
                                             ===========   ==========   ===========

  Basic [Loss] Per Common Share              $      (.01)  $     (.43)  $      (.49)
                                             ===========   ==========   ===========


See Notes to Consolidated Financial Statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------




                                          Capital Additional                 Total
                             Number        Stock    Paid-in   AccumulatedStockholders'
                            of Shares    Par Value  Capital    [Deficit]    Equity

Balance - January 29, 1995  4,486,069  $  44,861  $32,302,320 $(15,081,476)$17,265,705

  Common Stock Options
   Exercised                    2,222         22        2,166           --       2,188

  [Loss] from Continuing
   Operations                      --         --           --     (336,325)   (336,325)

  [Loss] from Discontinued
   Operations                      --         --           --   (1,847,824)  (1,847,824)
                           ----------  ---------  -----------  -----------   ----------

Balance - January 28, 1996  4,488,291     44,883   32,304,486  (17,265,625)  15,083,744

  [Loss] from Continuing
   Operations                      --         --           --     (174,749)   (174,749)

  [Loss] from Discontinued
   Operations                      --         --           --   (1,165,135) (1,165,135)

  [Loss] from Sale of
   Discontinued Operations         --         --          --      (572,883)   (572,883)
                           ----------  ---------  ----------   -----------   ---------

Balance - January 26, 1997  4,488,291     44,883  32,304,486   (19,178,392)  13,170,977

  Fractional Shares Conversion     56         --          --            --           --

  Net [Loss]                       --         --          --       (36,252)     (36,252)
                           ----------  ---------  ----------   -----------   ----------

Balance - January 25, 1998  4,488,347  $  44,883 $32,304,486  $(19,214,644) $13,134,725
                           ==========  ========= ===========  ============  ===========



See Notes to Consolidated Financial Statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                     P e r i o d s  e n d e d
                                             January 25,   January 26,  January 28,
                                                1 9 9 8      1 9 9 7       1 9 9 6
Operating Activities:
  [Loss] Income From Continuing Operations   $   (36,252)  $ (174,749)  $  (336,325)
                                             -----------   ----------   -----------
  Adjustments to Reconcile Net [Loss] Income
   to Net Cash Provided by Continuing
   Operating Activities:
   Depreciation and Amortization               1,002,238      974,758       990,867
   Loss on Asset Disposals                         6,558        3,293         2,512
   Loss [Gain] on Closing and Sale of Restaurants     --           --        54,355

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Inventories                                (113,740)     (93,220)      (62,843)
     Prepaid Expenses                            (10,038)      16,545       (40,096)
     Other Assets                                (93,278)      48,524       (50,488)
     Miscellaneous Receivable                     (7,942)      41,324        25,961

   Increase [Decrease] in:
     Accounts Payable                            (22,179)     343,425       (79,219)
     Accrued Expenses and Other Liabilities       28,699       12,884       (25,350)
                                             -----------   ----------   -----------

   Total Adjustments                             790,318    1,347,533       815,699
                                             -----------   ----------   -----------

  Net Cash - Continuing Operations - Forward     754,066    1,172,784       479,374
                                             -----------   ----------   -----------

Discontinued Operations:
  [Loss] From Discontinued Operations                 --   (1,738,018)   (1,847,824)
                                             -----------   ----------   -----------
  Adjustments to Reconcile Net [Loss] to Net
   Cash Provided [Used] by Discontinued
   Operating Activities:
   Depreciation and Amortization                      --      293,711       381,959
   [Gain] on Asset Disposals                          --       (7,776)           --
   Impairment Loss of Long-Lived Assets               --      565,948     2,195,750
   Loss on Disposal of Discontinued Operations        --      572,883            --

   [Increase] Decrease in Net Assets of
     Discontinued Operations                          --      126,156       (50,195)
                                             -----------   ----------   -----------

   Total Adjustments                                  --    1,550,922     2,527,514
                                             -----------   ----------   -----------

  Net Cash - Discontinued Operations - Forward        --     (187,096)      679,690
                                              ----------   ----------   -----------

Investing Activities - Continuing Operations:
  Capital Expenditures                          (790,701)  (1,144,192)     (530,382)
  Proceeds from Sale of Restaurant Assets            430        8,939            --
  Sale or Redemption of Investments              160,000           --            --
  Purchase of Investments                       (250,000)     (50,000)           --
  Proceeds from Notes Receivable - Discontinued
   Operations                                    670,544           --            --
  Sale of Discontinued Operations - Cash Transferred  --     (156,384)           --
                                                    ----   ----------   -----------

  Net Cash - Investing Activities - Continuing
   Operations - Forward                      $  (209,727)  $(1,341,637) $  (530,382)

See Notes to Consolidated Financial Statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                     P e r i o d s  e n d e d
                                             January 25,   January 26,  January 28,
                                                1 9 9 8      1 9 9 7       1 9 9 6

  Net Cash - Continuing Operations -
   Forwarded                                 $   754,066   $1,172,784   $   479,374
                                             -----------   ----------   -----------

  Net Cash - Discontinued Operations -
    Forwarded                                         --     (187,096)      679,690
                                                --------   ----------   -----------

  Net Cash - Investing Activities - Continuing
   Operations - Forwarded                       (209,727)  (1,341,637)     (530,382)
                                             -----------   ----------   -----------

Investing Activities - Discontinued Operations:
  Capital Expenditures                                --     (100,574)     (342,571)
  Proceeds from Sale of Restaurant Assets             --      140,126            --
                                             -----------   ----------   -----------

  Net Investing Activities - Discontinued
   Operations                                         --       39,552      (342,571)
                                                    ----   ----------   -----------

Financing Activities - Continuing Operations:
  Repayment of Debt                           (1,295,655)    (281,585)     (976,785)
  Proceeds from Debt                             850,000      100,000     1,125,000
  Proceeds from Exercise of Stock Options             --           --         2,188
                                             -----------   ----------   -----------

  Net Cash - Financing Activities - Continuing
   Operations                                   (445,655)    (181,585)      150,403
                                             -----------   ----------   -----------

Financing Activities - Discontinued Operations:
  Repayment of Debt                                   --     (213,260)     (724,501)
  Proceeds from Debt                                  --      375,000       400,000
  Repayment of Related Party Loan                     --       (5,193)           --
                                             -----------   ----------   -----------

  Net Cash - Financing Activities - Discontinued
   Operations                                         --      156,547      (324,501)
                                             -----------   ----------   -----------

  Net Increase [Decrease] in Cash and Cash
   Equivalents                                    98,684     (341,435)      112,013

Cash and Cash Equivalents - Beginning of
 Periods                                       1,037,379    1,378,814     1,266,801
                                               ---------   ----------   -----------

  Cash and Cash Equivalents - End of Periods $ 1,136,063   $1,037,379   $ 1,378,814
                                             ===========   ==========   ===========

  Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest                                  $   113,399   $  178,777   $   197,752
   Income Taxes                              $        --   $       --   $        --

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


See Notes to Consolidated Financial Statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


[1] Nature of Operations and Summary of Significant Accounting Policies

Chefs International and its subsidiaries [the "Company"] operated nine restaurants at January 25, 1998 and January 26, 1997. Eight of the restaurants are seafood restaurants, operated in New Jersey and Florida, generally under the trade name, "Lobster Shanty." The Company also operated Garcia's, a franchised Mexican restaurant in New Jersey.

On January 26, 1997, the Company sold 95% of the Mr. Cookie Face ["MCF"] ice cream operation [See Note 16], which is treated as a disposal of a business segment. The statements of operations for fiscal 1997 and 1996 have been restated to reflect this transaction as discontinued operations for comparative purposes.

Principals of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Concentrations of Credit Risk -The Company maintains cash balances at several financial institutions in New Jersey and Florida. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured cash balances totaled approximately $1,025,000 and $780,000 at the end of fiscal years 1998 and 1997, respectively. The Company does not require collateral to support financial instruments subject to credit risk.

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.

Investments - Investments consist of certificates of deposit stated at actual cost, which approximates market value and are classified as current or long-term based on maturities at the balance sheet date. At the end of fiscal 1998 and 1997, investments include the estimated fair value of 5% of the stock of the MCF ice cream operation retained by the Company of $35,000.

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

Goodwill - Goodwill represents cost in excess of fair value of businesses acquired and is being amortized over estimated useful lives ranging from 3 to 40 years under the straight-line method.

Impairment - Certain long-term assets of the Company, including goodwill, are reviewed at least annually as to whether their carrying value has become impaired. This evaluation is done by comparing the carrying value of the asset to the value of the projected discounted net cash flow from related operations. Impairment, if any, is measured by the amount that the carrying value of the asset exceeds the fair value usually measured by projected discounted net cash flow.

Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

As of January 25, 1998, management expects these assets to be fully recoverable. For fiscal 1996, the Company adopted Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" [See Note 4].

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
------------------------------------------------------------------------------



[1] Nature of Operations and Summary of Significant Accounting Policies [Continued]

Reclassification - Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 financial statement presentation.

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

Advertising - The Company expenses advertising costs as incurred. Advertising costs for fiscal 1998, 1997 and 1996 were $548,355, $455,409 and $466,737, respectively.

Earnings Per Share - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share"; which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements for the year ended January 25, 1998, have been calculated in accordance with SFAS No. 128. Prior periods earnings per share data have been recalculated and it was determined that no adjustment was necessary.

SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share," and replaces its primary earnings per share with a new basic earnings per share representing the amount of earnings for the period available to each share of common stock outstanding during the reporting period. SFAS No. 128 also requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations for all companies with complex capital structures. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share (i.e., increasing earnings per share or reducing loss per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. The Company's options were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented; however, such options could potentially dilute basic earnings per share in the future.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
------------------------------------------------------------------------------



[2] Inventory

Inventories consist of the following:
                                  January 25, January 26,
                                    1 9 9 8     1 9 9 7

Food                               $ 580,036 $ 479,575
Beverages                            111,127   103,455
Supplies                             348,040   342,493
                                   --------- ---------

  Totals                           $1,039,203$ 925,463
  ------                           ===================

[3] Property, Plant and Equipment

The classification of property, plant and equipment together with their estimated useful lives is as follows:

                                    January 25,  January 26,        Estimated
                                      1 9 9 8      1 9 9 7         Useful Life

Land                                $ 2,335,026 $  2,335,026           N/A
Buildings and Improvements           12,617,504   12,595,530      20 - 40 Years
Leasehold Improvements                1,100,618      976,123      Term of Lease
Furniture and Equipment               2,168,098    2,140,220      5 - 10 Years
Construction in Progress                276,405       59,534
China, Glassware and Utensils            93,982       93,982            *
                                    ----------- ------------

  Totals                            $18,591,633 $ 18,200,415
  ------                            =========== ============

* Carried at original cost for each restaurant. All replacement purchases are charged to expense as incurred.

Depreciation expense was $950,161, $922,682 and $936,274 for fiscal 1998, 1997 and 1996, respectively.

[4] Intangible Assets

As of the end of fiscal 1998 and 1997, intangible assets consist of:

                                                               Liquor
1998                                             Goodwill     Licenses

Cost                                            $  967,132    $  987,307
Less:  Accumulated Amortization                    437,160       284,328
                                                ----------    ----------

  Net                                           $  529,972    $  702,979
  ---                                           ==========    ==========

1997

Cost                                            $  967,132    $  987,307
Less:  Accumulated Amortization                    409,768       259,644
                                                ----------    ----------

  Net                                           $  557,364    $  727,663
  ---                                           ==========    ==========

Amortization expense was $52,077, $52,076 and $54,593 for fiscal 1998, 1997 and 1996, respectively.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
------------------------------------------------------------------------------


[4] Intangible Assets [Continued]

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

[5] Notes Receivable - Impairment

As part of the sale of a subsidiary to a director [See Note 16], two notes with a face value of $1,000,000 are held by the Company at January 25, 1998. Valuation allowances totaling $601,050 were taken against these notes for the years ending January 25, 1998 and January 26, 1997, resulting in a net receivable of $398,950.

Cash receipts for these notes are applied to principal and interest based on the note payment schedules, and have been applied as follows:

                                    1 9 9 8     1 9 9 7
                                    -------     -------

Interest Income                    $  58,480 $      --
                                   ========= =========

Average Recorded Investment in Loan$ 398,950 $ 398,950

Cash Basis Interest Income         $  54,883 $      --
                                   ========= =========

The valuation allowance related to the notes receivables was based on current facts and circumstances and it is at least reasonably possible that a change in the estimate may occur in the near term.

[6] Notes and Mortgages Payable to Banks

Notes and mortgages payable to banks as of the end of fiscal 1998 and 1997, were as follows:

                                                            1 9 9 8   1 9 9 7
                                                            -------   -------

Note Payable, Due November 15, 2000, at 7.51% fixed,
  collateralized by real estate                          $  599,998  $ 799,999

Note Payable, Due November 15, 1998, at 7.51% fixed,
  collateralized by real estate                                  --    416,500

Revolving Credit, Due May 31, 1997, at LIBOR + 2%,
  collateralized by real estate                                  --    500,000
                                                         ----------  ---------

  Totals - Forward                                       $  599,998  $1,716,499

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
------------------------------------------------------------------------------



[6] Notes and Mortgages Payable to Banks [Continued]


                                                            1 9 9 8   1 9 9 7
                                                            -------   -------


  Totals - Forwarded                                     $  599,998  $1,716,499

Line of credit, Due June 30, 1997, at prime, collateralized
  by real estate                                                 --    100,000

Line of Credit, Due June 30, 1998, at prime, collateralized
  by real estate                                            325,000         --

Mortgage Payable, due December 2, 2002, at 9.25%,
  collateralized by real estate                             525,000         --
                                                         ----------  ---------

Totals                                                    1,449,998  1,816,499
Less:  Current Portion                                      630,000  1,008,500
                                                         ----------  ---------

  Total Long-Term Notes and Mortgages Payable to Banks   $  819,998  $ 807,999
  ----------------------------------------------------   ==========  =========

At January 25, 1998, unused amount under the line of credit was $25,000.

The weighted average interest rate for short-term borrowings at January 25, 1998 was 8.5% and at January 26, 1997 was 8.25%.

LIBOR and the prime rate were 5.7% and 8.5%, respectively at January 25, 1998.

The notes payable are due in periodic installments through the due dates.

At January 25, 1998, annual maturities of the above debt are as follows:

1999                                                     $  630,000
2000                                                        305,000
2001                                                        304,998
2002                                                        105,000
2003                                                        105,000
Thereafter                                                       --
                                                         ----------

  Total                                                  $1,449,998

All of the above obligations are due to the same financial institution.

The loan covenant governing the borrowings includes, among other items, requirements related to certain working capital components, tangible net worth amounts and restrictions on dividends.

The Company is in technical violation of one loan covenant, but has obtained a waiver from the lending institution.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
------------------------------------------------------------------------------


[7] Capital Lease Obligations

The Company leases equipment under capital leases expiring in fiscal year 2000. Future minimum payments by the Company under capital leases consist of the following at January 25, 1998:

Payments Due in Fiscal:
  1999                                                   $    91,404
  2000                                                        24,254
  Thereafter                                                      --
                                                         -----------

  Total Minimum Lease Payments                               115,658
  Amount Representing Interest                                 6,015

  Present Value of Minimum Lease Payment                     109,643
  Less:  Current Portion                                      85,727

    Capital Lease Obligations - Long-Term                $    23,916
    -------------------------------------                ===========

Equipment purchased through capital leases was sold as part of the discontinued operation [See Note 16]. The Company remains responsible for the payments, but as a result of the sale, has a receivable from the buyer for an amount equal to the lease obligation.

[8] Transactions with Related Parties

A principal stockholder of the Company is the principal owner of a partnership which leases the Vero Beach Restaurant to the Company. The lease is on a month-to-month basis and requires monthly payments of $10,000. Total rent expense was $120,000 for fiscal 1998, 1997 and 1996.

A loan has been made to a director with an outstanding balance at January 25, 1998 of $4,702 and at January 26, 1997 of $6,524. Principal and interest payments are made on a monthly basis with interest at 6%.

A director purchased 95% of a subsidiary as of January 26, 1997 [See Note 16]. Notes receivable totaling $398,950 [See Note 5], capital leases receivable of $109,643 [See Note 7] and a miscellaneous receivable of $11,714 resulted from this transaction as of January 25, 1998.

The Company has a retirement agreement with a director/former employee [See Note 9].

[9] Commitments and Contingencies

The Company leases restaurant, office and storage facilities, and equipment under operating leases expiring at various times through the year 2008.

Minimum future rental payments under noncancelable operating leases as of January 25, 1998, are as follows:

Year ending
 January
  1999                                                   $   218,309
  2000                                                       114,832
  2001                                                       110,342
  2002                                                       121,086
  2003                                                       137,238
  Thereafter                                                 580,250
                                                         -----------

   Total Minimum Future Rentals                          $ 1,282,057
   ----------------------------                          ===========

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
------------------------------------------------------------------------------




[9] Commitments and Contingencies [Continued]

Rent expense was $434,347, $383,603 and $315,723 for fiscal 1998, 1997 and 1996, respectively.

The Company has three year employment agreements terminating January 1999 with two employee/directors for annual amounts ranging from $87,000 to $150,000. Total payments under the agreements over the next five years are $237,000. These agreements provide for lump sum payments in the event of the termination of the employee/directors without cause or a change in control of the Company, as defined, for a portion of the unexpired term of the contracts.

The Company has an agreement with a director/former employee which provides for the payment of $20,000 per year through 2007. The discounted present value of this agreement is recorded as a liability. The amount has been partially insured with a life insurance contract owned by the Company.

[10] Loss Per Share

Basic loss per share are based on weighted average number of shares outstanding of 4,488,347, 4,488,291 and 4,487,180 for fiscal years 1998, 1997 and 1996, respectively. The effect of options or warrants is anti-dilutive for fiscal years 1998, 1997 and 1996. On November 22, 1996, the Company effected a one-for-three reverse stock split of its outstanding common stock. All share data has been adjusted retroactively to reflect this change.

[11] Stock Options

In June of 1982, the Company's Board of Directors adopted an incentive stock option plan for key employees which was subsequently approved by the Company's stockholders. All incentive options granted under the plan were intended to qualify as incentive stock options under Section 422A of the Internal Revenue Code. Under the plan, an aggregate of 55,556 shares of common stock were reserved for issuance. Options vest immediately and may be exercised over a period of five or ten years from the date of grant and expire in 1999 and 2000.

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



[11] Stock Options [Continued]

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

The pro forma amounts are indicated below:

                                             1 9 9 8     1 9 9 7     1 9 9 6
                                             -------     -------     -------
Net Loss:
  As Reported                              $   (36,252)$(1,912,767)$(2,184,149)
  Pro Forma                                $   (36,252)$(1,687,420)$(2,454,566)

Net Loss Per Share:
  As Reported                              $      (.01)$     (.43) $     (.49)
  Pro Forma                                $      (.01)$     (.38) $     (.55)

All options are granted at an exercise price in excess of the stock price on the date of grant.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal year 1996: dividend yields of 0%; expected volatility of 116%, risk-free interest rate of 5.77%; and an expected life of five years. The weighted average fair value of options granted were $-0-, $-0- and $0.90 in 1998, 1997 and 1996, respectively.

Summary of stock option activity is as follows:

                                 1 9 9 8          1 9 9 7         1 9 9 6
                            ---------------  ---------------  -----------
                                   Weighted         Weighted          Weighted
                                    Average          Average           Average
                                   Exercise         Exercise          Exercise
                            Shares   Price   Shares   Price   Shares    Price

Outstanding - Beginning of
    Years                   256,839 $  3.13  565,667 $  3.11  268,445 $  3.22
Granted or Sold During the
 Years                           --      --      --       --  300,000    3.00
Canceled During the Years    (7,779)  0.984(304,167)    3.13     (556)  0.984
Expired During the Years         --      --  (4,661)   0.984       --      --
Exercised During the Years       --      --      --       --   (2,222)  0.984
                            ------- -------  ------  -------  ------- -------

  Outstanding - End of Years249,060 $  3.19  256,839 $  3.13  565,667 $  3.11
                            ======= =======  ======= =======  ======= =======

  Exercisable - End of Years249,060 $  3.19  256,839 $  3.13  565,667 $  3.11
                            ======= =======  ======= =======  ======= =======

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
------------------------------------------------------------------------------




[11] Stock Options [Continued]

The following table summarizes stock option information as of January 25, 1998:

                                        Weighted-Average
                                            Remaining         Weighted-Average
Range of Exercise Prices        Shares  Contractual Life       Exercise Price

     $       0.984            $  36,560      1.8 Years            $   0.984
     $3.00 to $3.75             212,500      2.0 Years                 3.57
                              ---------      ---                  ---------

                                249,060      2.0 Years            $    3.19
                              =========                           =========

[12] Income Taxes

The significant components of deferred tax assets and liabilities are as follows:

                                           January 25, January 26,
                                             1 9 9 8     1 9 9 7
Deferred Tax Assets:
  Tax Loss Carryforwards                   $ 4,166,000 $5,100,000
  Impairment Loss                                   --    226,400
  Capital Loss Carryforward                    215,000    215,000
  Amortization                                  92,000     79,000
                                           ----------- ----------

  Totals                                     4,473,000  5,620,400
                                           ----------- ----------

Deferred Tax Liabilities:
  Depreciation                                 425,000    584,400
  Valuation Reserves                           294,000    294,000
                                           ----------- ----------

  Totals                                       719,000    878,400
                                           ----------- ----------

  Net Deferred Tax Assets                    3,754,000  4,742,000
  Less: Valuation Allowance                  3,754,000  4,742,000
                                           ----------- ----------

   Net Deferred Taxes                      $        -- $       --
   ------------------                      =========== ==========

For the fiscal years 1998 and 1997, the valuation allowance reduces the net deferred tax asset to zero. The net change in the valuation allowance was $988,000 for fiscal year 1998 and $320,000 for fiscal year 1997. The change in fiscal 1998 was primarily due to the sale of the subsidiary with substantial tax loss carryforwards [See Note 16].

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
------------------------------------------------------------------------------


[12] Income Taxes [Continued]

The Company used approximately $230,000 of operating loss carryforwards in fiscal 1998 as follows:

                                             1 9 9 8     1 9 9 7     1 9 9 6
                                             -------     -------     -------
Federal:
  Income Tax Expense                       $    73,000 $   55,000  $   43,000
  Operating Loss Carryforward                  (73,000)   (55,000)    (43,000)
                                           ----------- ----------  ----------

  Total                                    $        -- $       --  $       --
  -----                                    =========== ==========  ==========

State:
  Income Tax Expense                       $    18,000 $   20,000  $   31,000
  Operating Loss Carryforward                  (18,000)   (20,000)    (31,000)
                                           ----------- ----------  ----------

  Total                                    $        -- $       --  $       --
  -----                                    =========== ==========  ==========

The Company has available at January 25, 1998, operating loss carryforwards as follows:

     Year of                            Unused Operating
   Expiration                          Loss Carryforwards
      2000                                $ 1,740,749
      2001                                  1,838,179
      2002                                  1,509,463
      2003                                  2,072,345
      2004                                  2,942,316
      2005                                    472,062
      2006                                    220,595
      2007                                    215,047
      2008                                    196,704
      2009                                    155,075
      2010                                    103,553
      2011                                    144,559
      2012                                     88,405
                                          -----------

         Totals                           $11,699,052

A reconciliation of the Company's effective tax rate to the statutory U.S. federal tax rate is as follows:

                                               1 9 9 8      1 9 9 7    1 9 9 6
                                               -------      -------    -------

Statutory Rate                                      (34)%       (34)%      (34)%
State Taxes                                          (5)         (5)        (5)
Operating Loss Carryforwards                         39          39         39
                                              ---------    --------    -------

Effective Rate                                       --%         --%        --%

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
------------------------------------------------------------------------------




[13] Fair Value

The following table summarizes the carrying amount and estimated fair value of the Company's significant financial instruments, all of which are held for non-trading purposes.

                                     January 25, 1998       January 26, 1997
                                   Carrying    Estimated  Carrying   Estimated
                                    Amount    Fair Value   Amount   Fair Value

Long-Term Investments             $  685,000 $  685,000  $ 631,000  $  631,000
Related Party Long-Term Receivable$  222,866 $  222,866  $ 508,593  $  508,593
Long-Term Debt                    $ (843,914)$ (843,914) $(917,642) $ (917,642)

For certain short-term instruments, including cash and cash equivalents, investments, receivables, related party receivables, payables, and debt, it was assumed that the carrying amount approximated fair value for the majority of these instruments because of their short maturities. The fair value of long-term financial instruments is determined to be the same as the carrying amount, based on the similarity of current market interest rates with the interest rates of the financial instruments.

[14] 52-53 Week Period

The Company's year end is the last Sunday in January. The statements of operations are comprised of a 52-week period for fiscal 1998, 1997 and 1996.

[15] Capital Transactions

On November 22, 1996, the Company effected a one-for-three reverse stock split of its outstanding common stock, $.01 par value, without changing the par value of the common stock. All share data has been adjusted retroactively to reflect this change.

[16] Discontinued Operations

On February 20, 1997 [as of January 26, 1997], the Company sold 95% of the common stock of MCF, its ice cream production segment to a director for an aggregate purchase price of $1,600,000, consisting of a $500,000 cash payment and three notes totaling $1,100,000. The first note was due on or before March 24, 1997, the second note is due in installments through July 1, 2000, and the third note is due on or before February 20, 2004, with mandatory prepayments based on MCF's cash flow. The notes are secured by a first lien on all of MCF's assets, however, the Company has agreed to subordinate the loans up to $1,750,000 for additional financing obtained by the purchaser. Based on the estimated present value of the payments, management has set the aggregate value of the consideration at $998,950. An additional amount of $188,797 was due from the purchaser, representing the balance due on two capital leases which the Company will continue to pay. The purchaser has agreed to reimburse the Company for the payments. The equipment subject to the lease was transferred by the Company as part of the sale. The 5% of MCF capital stock retained by the company has been assigned a cost of $35,000.

On a per share basis, MCF's losses were $0.26 and $0.42 for fiscal years 1997 and 1996, respectively.

The Company recorded a loss of $572,883 or $0.13 per share on the disposal. MCF sales were $11,260,976 and $14,711,350 for the fiscal years 1997 and 1996, respectively.

The $500,000 down payment from the sale was used to retire bank debt in fiscal 1998.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12
------------------------------------------------------------------------------





[17] New Authoritative Pronouncements

In June 1997, the Financial Accounting Standards Board ["FASB"] issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is in the process of determining its preferred format. The adoption of SFAS No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

In June 1997, the FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations; financial position or cash flows.


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







                                          MOORE STEPHENS, P. C.
                                          Certified Public Accountants.
Cranford, New Jersey
March 20, 1998

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
------------------------------------------------------------------------------



                                               Additions
                            Balance at    Charged Charged to Deductions   Balance at
                             Beginning    Against    Other      from         Close
                             of Period    Income   Accounts   Reserves     of Period

For the period ended January 25, 1998:
  Amortization of Goodwill
   [See Note 4]             $ 409,768  $  27,392  $      -- $       --    $  437,160
                            =========  =========  ========= ==========    ==========

  Amortization of Other
   Intangibles
   [See Note 4]             $ 259,644  $  24,684  $      -- $             $  284,328
                            =========  =========  ========= ==========    ==========

For the period ended
 January 26, 1997:
  Amortization of Goodwill  $ 777,427  $  98,136  $      -- $ (465,795)[A]$  409,768
                            =========  =========  ========= ==========    ==========

  Amortization of Other
   Intangibles              $ 234,960  $  24,684  $      -- $       --    $  259,644
                            =========  =========  ========= ==========    ==========

For the period ended
  January 28, 1996:
  Amortization of Goodwill  $ 594,594  $ 182,833  $      -- $       --    $  777,427
                            =========  =========  ========= ==========    ==========

  Amortization of Other
   Intangibles              $ 210,276  $  24,684  $      -- $       --    $  234,960
                            =========  =========  ========= ==========    ==========




[A] Deduction Due to Sale of Business Segment.

Item 9: Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

None

                            CHEFS INTERNATIONAL, INC.

                                    PART III


Item 10.                    Directors and Executive Officers of the Registrant

  The following table sets forth certain information with respect to each of the directors and executive officers of the Company:

      Name                    Age           Office

Anthony Papalia                40           President, Treasurer, Chief
                                            Executive Officer, Chief Financial
                                            Officer and Director

James Fletcher                 67           Director

Martin W. Fletcher             45           Secretary and Director

Frank Koenemund                54           Director

Jack Mariucci                  58           Director
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

Compliance with Section 16 (a) of the Exchange Act

      Based solely upon a review of Forms 3 and 4 and on representations that no Forms 5 were required, the Company believes that with respect to fiscal 1998, all Section 16(a) filing requirements applicable to its officers, directors and beneficial owners of more than 10% of its equity securities were timely complied with.


Item 11.  Executive Compensation

      The following table sets forth information concerning the compensation paid or accrued by the Company during the three fiscal years ended January 25, 1998 to its Chief Executive Officer as well as to any other executive officer of the Company or a subsidiary who earned at least $100,000 during fiscal 1998. During the three-year period ended January 25, 1998, the Company did not grant any restricted stock awards or have any long-term incentive plan in effect. The Company maintains a Supplemental Employee Benefit Program for its officers, supervisors, restaurant managers and assistant managers paying annual contributions ranging from $1,000 to approximately $3,000 per individual. The Program provides life insurance death benefits, disability income benefits and retirement income benefits. James Fletcher is not covered under this Program but the Company agreed that if he remained in its employ until age 65 and left such employ at any time thereafter, the Company would pay him $20,000 annually for the ten year period following such termination of employment or until his death, if he dies prior thereto. The Company partially funded this obligation with an insurance policy paying an annual premium of approximately $5,000 until Mr. Fletcher's retirement at the conclusion of fiscal 1997.

                           SUMMARY COMPENSATION TABLE


                                           Annual Compensation
Name and                   Fiscal                                  Other Annual
Principal Position         Year            Salary        Bonus     Compensation

Anthony Papalia            1998            $150,000      $-0-        $2,088(a)
  President and            1997            $150,000      $-0-        $2,088(a)
  Chief Executive          1996            $119,692      $-0-        $2,088(a)
  Officer

(a) Represents contributions under the Supplemental Employee Benefit Program.

Employment Agreements

     At the annual meeting of the Company's stockholders held on December 19, 1995, stockholders ratified employment contracts between the Company and Anthony Papalia as chief executive officer and chief financial officer and between the Company and Martin Fletcher as controller. Each contract expires at the conclusion of the Company's 1999 fiscal year and is automatically renewed on a year by year basis for up to five consecutive additional one-year terms unless either party gives at least six months prior notice that he or it does not desire such renewal. Mr. Papalia's annual salary under the contract is $150,000 and Mr. Fletcher's annual salary under the contract is $87,000. Each individual's salary is subject to automatic increase in each Renewal Year based on increases in the Consumer Price Index. If the employment of either individual is terminated other than for cause, he will become entitled to a Severance Payment equal to the amount of his compensation over the balance of the contract term. Each individual is also entitled to terminate his employment and receive a Severance Payment equal to six months salary in the event of a "change of control" of the Company.

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

Stock Options

     On November 3, 1989, the Company's Board of Directors granted ten-year Incentive Stock Options ("ISOs") exercisable to purchase an aggregate 48,778 shares of Common Stock at $.984375 per share (equal to the mean between the closing bid price and the closing asked price for the Common Stock on NASDAQ on November 2, 1989), pursuant to the Company's 1982 Incentive Stock Option Plan (the "ISO Plan"), to ten employees including three officers. Anthony Papalia, James Fletcher and Martin W. Fletcher were granted 12,223, 6,667 and 11,000 of these options, respectively. To date, ISOs have been exercised to purchase an aggregate 2,222 shares and an aggregate 9,997 of such options including the ISOs granted to James Fletcher have been cancelled due to terminations of employment.

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
      (Director)

     At Chefs annual meeting of stockholders held on December 19, 1995, stockholders approved the grant to Messrs. Koenemund and Mariucci of stock options exercisable to purchase 250,000 shares and 50,000 shares of Common Stock respectively. The options were each exercisable over a term of five years from December 19, 1995 at an exercise price of $3.00 per share. On October 20, 1995, the last trading day prior to the date of grant of the options by the Board of Directors, the last sales price for the Common Stock on the NASDAQ Small-Cap System was $1.22. Each option was non-transferable (except on death) and was exercisable, in the case of Mr. Koenemund, only while serving as an officer, director or employee of the Company or a subsidiary, and in the case of Mr. Mariucci, only while rendering marketing and advertising services to the Company or a subsidiary.

     In  connection  with Chefs'  sale on  February  20, 1997 (as of January 26,
1997) of 95% of the outstanding capital stock of MCF back to Mr. Koenemund, all of Mr. Koenemund's options were cancelled.

     The following table sets forth certain information concerning unexercised options held by Mr. Papalia. No options were exercised in fiscal 1998.



                       1998 Fiscal Year-End Option Values

              Number of Unexercised Options at 1997 Fiscal Year-End

                                                           Value of Unexercised
                                                               In-The-Money
     Name              Exercisable        Unexercisable    Options at 1/25/98(1)

Anthony Papalia           12,223               -0-                  -0-
                          54,167               -0-                  -0-
----------
     (1) The option exercise price exceeded the closing bid price for the Common Stock in the over-the-counter market on the last trading day preceding January 25, 1998.

Directors' Compensation

     During fiscal 1998, Jack Mariucci, was compensated at a monthly rate of $1,500 for serving as a director. Such compensation is continuing in fiscal 1999. In addition, James Fletcher was paid a monthly director's fee of $1,250 in fiscal 1998, which compensation is continuing in fiscal 1999.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of March 31, 1998 with respect to their ownership of Chefs' Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of Chefs' outstanding Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all directors and executive officers as a group. The percentages have been calculated on the basis of treating as outstanding for a particular holder, all shares of Chefs' Common Stock outstanding on said date and all shares of Common Stock issuable to such holder in the event of exercise or conversion of outstanding options, warrants and convertible securities owned by such holder at said date which are exercisable or convertible within 60 days of such date.

                                    Shares of
Name and Address of                 Common Stock           Percentage
Beneficial Owner                    Beneficially Owned     Ownership
Directors*

Anthony Papalia                         71,390(1)              2%
James Fletche                              334                 --
Martin Fletcher                         65,167(2)              1%
Frank Koenemund                        233,334                 5%
Jack Mariucci                          104,167(3)              2%

All executive officers
and directors as a group
(five persons)                         474,392(1)(2)(3)       10%

Other

Robert E. Brennan                      1,766,557(4)           39%
264 Route 537 East
Colts Neck, New Jersey  07722

Michael F. Lombardi,                   358,665(5)              8%
Robert M. Lombardi,
Stephen F. Lombardi,
Joseph Lombardi,
Joseph S. Lombardi,
December '95 Investment
Club, Lombardi & Lombardi,
P.A., and Lombardi &
Lombardi, P.A. Defined
Benefit Plan c/o
Michael F. Lombardi
1862 Oak Tree Road
Edison, New Jersey 08820
----------
*The address of each executive officer and director is c/o the Company, 62 Broadway, Point Pleasant Beach, New Jersey 08742.

     (1) Includes 66,390 shares issuable upon exercise of stock options granted by the Company.
     (2) Includes 65,167 shares issuable upon exercise of stock options granted by the Company.
     (3) Includes 104,167 shares issuable upon exercise of stock options granted by the Company.
     (4) On June 10, 1997, Donald Conway, CPA was appointed as Trustee in the Chapter 11 Bankruptcy proceedings involving Mr. Brennan pending in the United States District Court for the District of New Jersey (Case No. 95-35502). As a result, Mr. Conway in his capacity as Trustee may also be deemed a beneficial owner of these shares.
     (5) The five individuals, the Investment Club and the firm and Defined Benefit Plan of Lombardi & Lombardi, P.A. (collectively the "Lombardi Group"), have filed a report on Schedule 13D and amendments thereto indicating their ownership of the Company's Common Stock as reflected in the table. The filing parties have indicated in the Schedule 13D that they are all acting separately and not as a group and that their acquisition of the Common Stock is for investment purposes. However, the Lombardi Group has offered to purchase the shares owned by Robert E. Brennan which purchase, if consummated, would give the Lombardi Group beneficial ownership of approximately 47% of the outstanding Common Stock and would thereby enable the Lombardi Group to control the Company. To date, the Lombardi Group offer has not been accepted.

     Robert E. Brennan through his stock ownership and Donald Conway as his Bankruptcy Trustee may each be deemed to be controlling stockholders of the Company.

Item 13.  Certain Relationships and Related Transactions

     Robert E. Brennan is a principal stockholder of the Company as well as the owner of Gourmet Associates ("Gourmet") which has leased the Vero Beach, Florida Lobster Shanty restaurant to the Company since 1979. During the Company's two most recently completed fiscal years and at present, the lease has been and continues to be a month to month "net" lease at a monthly rental of $10,000 with the Company also paying personal property taxes and insurance thereunder. In March 1998, the Company made an offer to purchase this restaurant. No assurances can be given that the offer will be accepted. See Item 1 herein.

     See Item 1 herein as to the sale by Chefs on February 20, 1997 (as of January 26, 1997) of 95% of the outstanding capital stock of MCF to Frank Koenemund.

                            CHEFS INTERNATIONAL, INC.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1)Financial Statements

        The consolidated financial statements of Chefs International, Inc. ("Chefs" or the "Company") and its wholly owned subsidiaries are included in
Part II, Item 8.

        (2)Financial Statement Schedules

        Schedule II, Valuation and Qualifying  Accounts is included in this Part
IV. All other schedules are omitted because the required information is not applicable, not material or included in the consolidated financial statements or notes thereto.

        (3)Exhibits

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

10.8 Employment Agreement dated as of December 19, 1995 between Chefs and Anthony Papalia(B)

10.9 Employment Agreement dated as of December 19, 1995 between Chefs and Martin Fletcher(B)

10.10 Consulting Agreement dated as of October 2, 1995 between Chefs and M&M Creative Services, Inc.(B)

10.11 Stock Option Agreement dated as of October 3, 1994 between Chefs and Anthony Papalia. Substantially similar option agreements were executed by Chefs with Martin Fletcher, Frank Koenemund and Jack Mariucci as of October 3, 1994 for 162,500 shares each at an exercise price of $1.25 per share and as of December 19, 1995 with Frank Koenemund (750,000 shares) and Jack Mariucci (150,000 shares) at an exercise price of $1.00 per share(B)

10.12 Stock Purchase/Sale Agreement as of January 26, 1997 between Chefs and Frank Koenemund concerning the sale of 95% of MCF and the three MCF Promissory Notes (A, B and C) issued thereunder(F)

22      Subsidiaries   -  The  following   table   indicates  the  wholly  owned
        subsidiaries of the Company, their respective states of incorporation and the restaurants operated by each

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

     The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended January 25, 1998.

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

Date                                   April 24, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



By/s/Anthony C. Papalia                By/s/Frank Koenemund
     Anthony C. Papalia, Principal          Frank Koenemund, Director
     Executive, Financial and
     Accounting Officer and Director   Date April 24, 1998

Date April 24, 1998


By/s/Martin Fletcher                   By/s/Jack Mariucci
     Martin Fletcher, Director              Jack Mariucci, Director

Date April 24, 1998                    Date April 24, 1998
     ---------------------------            --------------


By/s/James Fletcher
     James Fletcher, Director

Date April 24, 1998