Form 10-Q
period 1998-04-26
CHEFS INTERNATIONAL INC
filed 1998-06-10
CIK 201424

SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, DC 20549

                                         FORM 10-Q


(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended APRIL 26, 1998

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

                   Class                  Outstanding Shares at June 2, 1998
---------------------------------------   ----------------------------------
Common Stock, $.01 par value                        4,488,444

                                 CHEFS INTERNATIONAL, INC.

                                         I N D E X





PART I    FINANCIAL INFORMATION                                  PAGE NO.

          Consolidated Balance Sheets -                            1 - 2
          April 26, 1998 and January 25, 1998

          Consolidated Statements of Operations -                    3
          Three Months Ended April 26, 1998 and
          April 27, 1997

          Consolidated Statements of Cash Flows -                    4
          Three Months Ended April 26, 1998 and
          April 27, 1997

          Notes to Consolidated Financial Statements                 5

          Management's Analysis of Three Months' Income            6 - 7
          Statement


PART II   OTHER INFORMATION                                          8

                              PART I  - FINANCIAL INFORMATION

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                             April 26, 1998 January 25, 1998
Assets:                                        (Unaudited)
Current Assets:
   Cash and Cash Equivalents                   $  950,794     $ 1,136,063
   Investments                                    350,000         196,000
   Miscellaneous Receivables                       68,099          66,228
   Inventories                                  1,058,526       1,039,203
   Due on Sale of Discontinued Operations
      from Related Party  - Current               298,698         297,441
   Prepaid Expenses                               166,503          98,547
                                             ------------   -------------

   Total Current Assets                         2,892,620       2,833,482
                                              -----------     -----------

Property, Plant and Equipment - At Cost        18,815,358      18,591,633

Less: Accumulated Depreciation                  7,472,884       7,234,384
                                              -----------     -----------

   Property, Plant and Equipment - Net         11,342,474      11,357,249
                                               ----------      ----------

Other Assets:
   Investments                                    535,000         685,000
   Goodwill - Net                                 523,124         529,972
   Liquor Licenses - Net                          696,808         702,979
   Due on Sale of Discontinued Operations
      from Related Party - Long-Term              168,164         222,866
   Cash Surrender Value of Life Insurance         406,438         406,438
   Due from Related Parties                         4,190           4,702
   Other                                           36,068          62,144
                                             ------------    ------------

   Total Other Assets                           2,369,792       2,614,101
                                               ----------      ----------

   Total Assets                               $16,604,886     $16,804,832
                                              ===========     ===========



The accompanying notes are an integral part of these financial statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                 April 26, 1998 January 25, 1998
Liabilities and Stockholders' Equity:              (Unaudited)
Current Liabilities:
   Accounts Payable                                 $ 805,889      $ 945,067
   Accrued Payroll                                    101,178        120,470
   Accrued Expenses                                   446,855        305,688
   Notes and Mortgages Payable to Banks               630,000        630,000
   Capital Lease Obligations - Current                 87,454         85,727
   Other Liabilities                                  196,479        281,435
                                                  -----------    -----------

   Total Current Liabilities                        2,267,855      2,368,387
                                                   ----------     ----------

Long-Term Debt:
   Notes and Mortgages Payable to Banks               774,664        819,998
   Capital Lease Obligations - Long-Term                1,394         23,916
                                                -------------   ------------

   Total Long-Term Debt                               776,058        843,914
                                                  -----------    -----------

Other Liabilities                                     455,103        457,806
                                                  -----------    -----------

Stockholders' Equity:
   Capital Stock - Common, $.01 Par Value,
     Authorized 15,000,000 Shares; Issued and
     Outstanding   4,488,444 and  4,488,347
     Respectively                                      44,884         44,883

   Additional Paid-in Capital                      32,304,485     32,304,486

   Accumulated [Deficit]                          (19,243,499)   (19,214,644)
                                                  -----------    -----------

   Total Stockholders' Equity                      13,105,870     13,134,725
                                                   ----------     ----------

   Total Liabilities and Stockholders' Equity     $16,604,886    $16,804,832
                                                  ===========    ===========



The accompanying notes are an integral part of these financial statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------


                                                      Three Months Ended
                                               April 26, 1998   April 27, 1997

Sales                                           $  4,528,418    $   4,354,317

Cost of Goods Sold                                 1,455,016        1,421,007
                                                ------------    -------------

   Gross Profit                                    3,073,402        2,933,310
                                                ------------    -------------

Operating Expenses:
   Payroll and Related Expenses                    1,361,073        1,301,890
   Other Operating Expenses                        1,029,036          976,630
   Depreciation and Amortization                     251,519          246,907
   General and Administrative Expenses               465,104          437,811
                                                ------------    -------------

   Total Operating Expenses                        3,106,732        2,963,238
                                                ------------    -------------

   [Loss] from Operations                            (33,330)         (29,928)
                                                ------------    -------------

Other Income [Expense]:
   Interest Expense                                  (29,967)         (27,580)
   Interest Income                                    34,442           33,270
                                                ------------    -------------

   Other Income - Net                                  4,475            5,690
                                                ------------    -------------

   [Loss] from Operations
       Before Income Taxes                           (28,855)         (24,238)

Provision for Income Taxes                                 -                -
                                                ------------    -------------

   Net [Loss]                                   $    (28,855)   $     (24,238)
                                                ============    =============

   Basic [Loss] Per Common Share                $       (.01)   $        (.01)
                                                ============    =============

Weighted Average Shares                            4,488,444        4,488,291

The accompanying notes are an integral part of these financial statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------

                                                        Three Months Ended
                                                 April 26, 1998   April 27, 1997
Operating Activities:
   Net [Loss]                                       $  (28,855)      $  (24,238)
                                                    ----------       ----------
   Adjustments to Reconcile Net [Loss] to Net
      Cash Provided by Operating Activities:
      Depreciation and Amortization                    251,519          246,907

Change in Assets and Liabilities:
      [Increase] Decrease in:
        Inventories                                    (19,323)          66,724
        Prepaid Expenses                               (67,956)         (81,046)
        Other Assets                                    26,588            3,392
        Miscellaneous Receivable                        (1,871)         (12,163)

   Increase [Decrease] in:
        Accounts Payable                              (139,178)         (84,399)
        Accrued Expenses and Other Liabilities          34,215           35,931
                                                    ----------       ----------

   Total Adjustments                                    83,994          175,346
                                                    ----------       ----------

   Net Cash From Operations                             55,140          151,108
                                                    ----------       ----------


Investing Activities:
   Capital Expenditures                               (223,725)         (61,886)
   Sale or Redemption of Investments                    (4,000)         (50,000)
   Due on Sale of Discontinued Operations -
     Payments Received                                  53,445          619,201
                                                    ----------       ----------

   Net Cash - Investing Activities                    (174,280)         507,315
                                                    ----------       ----------

Financing Activities:
   Repayment of Debt                                   (66,129)        (688,034)
   Proceeds from Debt                                      ---              ---
                                                    ----------       ----------

   Net Cash - Financing Activities                     (66,129)        (688,034)
                                                    ----------       ----------

   Net [Decrease] in Cash and Cash Equivalents        (185,269)         (29,611)

Cash and Cash Equivalents - Beginning of Periods     1,136,063          951,668
                                                    ----------       ----------

   Cash and Cash Equivalents - End of Periods       $  950,794       $  922,057
                                                    ==========       ==========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the periods for:
      Interest                                      $   27,702       $   25,495


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

            The results of operations for the three month periods ended April 26, 1998 and April 27, 1997 are not necessarily indicative of the results to be expected for the full year.


NOTE 2:     EARNINGS PER SHARE

            Earnings per share have been computed based on the weighted average of outstanding common shares. (See note 4.)


NOTE 3:     INCOME TAXES

            Effective January 1, 1993, the Company adopted FAS 109 "Accounting for Income Taxes." The Company has a deferred tax asset of approximately $4,481,600 arising from net operating loss carry forwards. However, due to the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carry forwards, an allowance of $4,481,600 has been established to offset this asset. The effect of adoption on current and prior financial statements is immaterial.


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

NOTE 5:     DISCONTINUED OPERATIONS

            On February 20, 1997 (as of January 26, 1997), the Company sold 95% of the Common Stock of Mister Cookie Face, Inc. (MCF), its ice cream production segment to a director for an aggregate purchase price of $1,600,000, consisting of a $500,000 cash payment and three notes totaling $1,100,000. The notes are secured by a first lien on all of MCF's assets, however, the Company has agreed to subordinate its lien to any liens subsequently granted by MCF to its Senior Bank or Institutional Lender but only with respect to a maximum aggregate $1,750,000 of indebtedness. Based on the estimated present value of the payments, management set the aggregate value of the consideration at $998,950. An additional amount of $188,797 was due from MCF representing the balance due on two capital leases which the Company will continue to pay. MCF agreed to reimburse the Company for the payments. The total net amount due from MCF at April 26, 1998 was $466,862. The equipment subject to the lease was transferred by the Company as part of the sale. The 5% of MCF capital stock retained by the Company has been valued at $35,000.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


MANAGEMENT'S ANALYSIS OF THREE MONTH INCOME STATEMENT
------------------------------------------------------------------------------


RESULTS OF OPERATIONS

   Company sales were $4,528,400 for the quarter ended April 26, 1998, an increase of $174,100 or 4% over the year-ago period in 1997. The number of customers served increased by 1% during this year's first quarter and there was an increase of approximately 3% in the average check per customer. The Company operated the same nine restaurants during the comparative periods.

   The Company realized a net loss of $28,800 for the current year's first quarter compared to a net loss of $24,200 for the same period last year. Gross profit was 67.9% of sales this year compared to 67.4% for the corresponding first quarter last year. The improvement can be attributed to the addition of low cost menu items.

   Payroll and related expenses were 30% of sales for both this year's and last year's first quarter. Other operating expenses were 22.7% of sales, slightly higher than 22.4% for last year. The primary reason for the difference was an increase in advertising at Garcia's, the Company's Mexican restaurant. Depreciation and amortization expenses were $4,600 more during the quarter ended April 26, 1998 due to capital expenditures of approximately $425,000 at the Vero Beach, Florida, and Toms River, New Jersey restaurants during the latter part of last year. General and administrative expenses were $27,000 higher in the current quarter versus last year. Increases in training and recruiting expenses, and legal fees account for the majority of the increase.

   Interest expense was $2,400 higher during this year's first quarter primarily as a result of the interest expense associated with a December 1997 loan used to partially fund the Toms River renovation. Interest income was approximately the same amount as last year.

Liquidity and Capital Resources
   The Company's ratio of current assets to current liabilities was 1.28:1 at April 26, 1998, compared to 1.20:1 at the year ended January 25, 1998. Working capital was $624,700 at April 26, 1998 compared to $465,100 at the year end. The primary components of the first quarter's cash flow were a reduction in accounts payable of $139,100, capital expenditures of $223,700, primarily for the Toms River interior renovation and outdoor dining area, and debt payment of $66,100. Additionally, the Company received $53,400 in payments on notes receivable from the sale of its Mister Cookie Face ("MCF") subsidiary which was sold on February 20, 1997 (as of January 26, 1997.) During last year's first quarter the primary cash flow components were routine capital expenditures of $61,900 for restaurants, debt payment of $688,000 and payments of $619,200 received from the sale of MCF.

   Subsequent to April 26, 1998, the Company purchased a property next to the Toms River restaurant for $155,000. There are no immediate plans to develop the property at this time. The purchase was partially funded with a new four-year $124,000 term loan.

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

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------



                              PART II   -   OTHER INFORMATION

ITEM 5:     OTHER INFORMATION

   One June 2, 1998, the registrant announced that it had been notified that The Nasdaq Stock market, Inc. intends to initiate proceedings to delist its common stock from The Nasdaq ("Small Cap") Stock Market due to the failure of the common stock to maintain a $1 minimum bid price in over-the-counter trading. The registrant has requested a Nasdaq hearing to attempt to obtain a temporary exception to the minimum bid price requirement. No assurance can be given that it will be successful. In the event the common stock is delisted from Nasdaq, it is expected to trade on the OTC Bulletin Board under the symbol "CHEF."

                                         SIGNATURE


Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              CHEFS INTERNATIONAL, INC.



                                              /s/ANTHONY C. PAPALIA
                                              ---------------------
                                              ANTHONY C. PAPALIA
                                              Principal Financial Officer



DATED: June 9, 1998