Form 10-Q
period 1998-07-26
CHEFS INTERNATIONAL INC
filed 1998-09-09
CIK 201424

SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, DC 20549

                                         FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended JULY 26, 1998

                                            OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
      For the transition period from _________________ to _______________

                         Commission file number 0-8513

                                 CHEFS INTERNATIONAL, INC.
------------------------------------------------------------------------------

                  (Exact name of registrant as specified in its charter)

             DELAWARE                                   22-2058515
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                   62Broadway, Point Pleasant Beach, NJ 08742
                    (Address of principal executive offices)

(Registrant's telephone number, including area code)         (732) 295-0350
                                                         --------------------


------------------------------------------------------------------------------

(Former name, former address and former fiscal year, if changes since last report.)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days.
Yes   X     No


      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       Class                           Outstanding Shares at September 2, 1998
--------------------------------      ---------------------------------------
Common Stock, $.01 par value                        4,488,444

                                 CHEFS INTERNATIONAL, INC.

                                         I N D E X





PART I    FINANCIAL INFORMATION                                  PAGE NO.

          Consolidated Balance Sheets -                            1 - 2
          July 26, 1998 and January 25, 1998

          Consolidated Statements of Operations -                    3
          Six Months Ended July 26, 1998 and
          July 27, 1997

          Consolidated Statements of Cash Flows -                    4
          Six Months Ended July 26, 1998 and
          July 27, 1997

          Notes to Consolidated Financial Statements                 5

          Management's Analysis of Six Months' Income              6 - 7
          Statement


PART II   OTHER INFORMATION                                          8

                              PART I  - FINANCIAL INFORMATION

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                       July 26, 1998      January 25, 1998
Assets:                                                 (Unaudited)
Current Assets:
   Cash and Cash Equivalents                           $ 1,510,763          $ 1,136,063
   Investments                                             250,000              196,000
   Miscellaneous Receivables                               113,210               66,228
   Inventories                                           1,025,772            1,039,203
   Due on Sale of Discontinued Operations
       from Related Party - Current                        278,523              297,441
   Prepaid Expenses                                        113,248               98,547
                                                       -----------         ------------

   Total Current Assets                                  3,291,516            2,833,482
                                                        ----------           ----------

Property, Plant and Equipment - At Cost                 19,280,616           18,591,633

Less: Accumulated Depreciation                           7,707,438            7,234,384
                                                        ----------           ----------

   Property, Plant and Equipment - Net                  11,573,178           11,357,249
                                                       -----------           ----------

Other Assets:
   Investments                                             535,000              685,000
   Goodwill - Net                                          516,276              529,972
   Liquor Licenses - Net                                   690,637              702,979
   Due on Sale of Discontinued Operations
       from Related Party  - Long-Term                      98,949              222,866
   Surrender Value of Life Insurance                       406,438              406,438
   Due from Related Party                                    4,190                4,702
   Other                                                    33,840               62,144
                                                     -------------        -------------

   Total Other Assets                                    2,285,330            2,614,101
                                                       -----------          -----------

   Total Assets                                        $17,150,024          $16,804,832
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

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                       July 26, 1998      January 25, 1998
Liabilities and Stockholders' Equity:                   (Unaudited)
Current Liabilities:
   Accounts Payable                                    $   956,825          $   945,067
   Accrued Payroll                                         158,351              120,470
   Accrued Expenses                                        572,024              305,688
   Notes and Mortgages Payable to Banks                    554,800              630,000
   Capital Lease Obligations - Current                      67,634               85,727
   Other Liabilities                                       177,159              281,435
                                                       -----------          -----------

   Total Current Liabilities                             2,486,793            2,368,387
                                                       -----------          -----------

Long-Term Debt:
   Notes and Mortgages Payable to Banks                    741,398              819,998
   Capital Lease Obligations - Long-Term                       ---               23,916
                                                       -----------          -----------

   Total Long-Term Debt                                    741,398              843,914
                                                       -----------          -----------

Other Liabilities                                          450,893              457,806
                                                       -----------          -----------

Stockholders' Equity:
   Capital Stock - Common, $.01 Par Value,
     Authorized 15,000,000 Shares; Issued
     and Outstanding 4,488,444 and 4,488,347
     Respectively                                           44,884               44,883

   Additional Paid-in Capital                           32,304,485           32,304,486

   Accumulated [Deficit]                               (18,878,429)         (19,214,644)
                                                       -----------          -----------

   Total Stockholders' Equity                           13,470,940           13,134,725
                                                        ----------          -----------

   Total Liabilities and Stockholders' Equity          $17,150,024          $16,804,832
                                                       ===========          ===========



The accompanying notes are an integral part of these financial statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------


                                      Six Months Ended     Three Months Ended
                                July 26, 1998July 27, 1997    July 26, 1998 July 27, 1997

Sales                          $ 9,994,270  $ 9,838,524      $ 5,465,852    $ 5,484,207

Cost of Goods Sold               3,256,357    3,211,733        1,801,341      1,790,726
                               -----------  -----------      -----------    -----------

   Gross Profit                  6,737,913    6,626,791        3,664,511      3,693,481
                               -----------  -----------      -----------    -----------

Operating Expenses:
   Payroll and Related Expenses  2,909,310    2,841,626        1,548,237      1,539,736
   Other Operating Expenses      2,100,166    2,083,599        1,071,130      1,106,969
   Depreciation and Amortization   506,081      496,605          254,562        249,698
   General and Administrative
     Expenses                      890,361      879,527          425,257        441,716
                               -----------  -----------      -----------    -----------

   Total Operating Expenses      6,405,918    6,301,357        3,299,186      3,338,119
                               -----------  -----------      -----------    -----------

   Income from Operations          331,995      325,434          365,325        355,362
                               -----------  -----------      -----------    -----------

Other Income [Expense]:
   Interest Expense                (62,287)     (49,274)         (32,320)       (21,694)
   Interest Income                  66,507       66,678           32,065         33,408
                               -----------  -----------      -----------    -----------

   Other Income (Expense) - Net      4,220       17,404             (255)        11,714
                               -----------  -----------      -----------    -----------

   Income from Operations
       Before Income Taxes         336,215      342,838          365,070        367,076

   Provision for Income Taxes            -            -                -              -
                               -----------  -----------      -----------    -----------

   Net Income                  $   336,215  $   342,838      $   365,070    $   367,076
                               ===========  ===========      ===========    ===========

   Basic Per Common Share      $       .07  $       .08      $       .08    $       .08
                               ===========  ===========      ===========    ===========

Weighted Average Shares          4,488,444    4,488,347        4,488,444      4,488,347


The accompanying notes are an integral part of these financial statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------


                                                           Six  Months Ended
                                                    July 26, 1998    July 27, 1997
Operating Activities:
   Income from Operations                           $   336,215      $   342,838
                                                    -----------      -----------
   Cash Provided by Operating Activities:
      Depreciation and Amortization                     506,081          496,605

   Change in Assets and Liabilities:
      [Increase] Decrease in:
        Inventories                                      13,431          (90,798)
        Prepaid Expenses                                (14,701)         (86,655)
        Other Assets                                     28,817              687
        Miscellaneous Receivable                        (46,982)         (78,960)
   Increase [Decrease] in:
        Accounts Payable                                 11,758           79,229
        Accrued Expenses and Other Liabilities          193,027           93,001
                                                    -----------     ------------
   Total Adjustments                                    691,431          413,109
                                                    -----------      -----------

   Net Cash from Operations                           1,027,646          755,947
                                                     ----------      -----------

Investing Activities
   Capital Expenditures                                (695,972)        (289,555)
   Sale or Redemption of Investments                     96,000          (50,000)
   Due on Sale of Discontinued Operations -
     Payments Received                                  142,835          638,788
   Net Cash - Investing Activities                     (457,137)         299,233

Financing Activities:
   Repayment of Debt                                   (319,809)        (876,705)
   Proceeds from Debt                                   124,000           50,000
                                                     ----------     ------------
   Net Cash - Financing Activities                     (195,809)        (826,705)
                                                     ----------       ----------

   Net Increase [Decrease] in Cash and Cash Equivalents 374,700          228,475
Cash and Cash Equivalents - Beginning of Periods      1,136,063          951,668

   Cash and Cash Equivalents - End of Periods        $1,510,763       $1,180,143
                                                     ==========       ==========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the years for:
      Interest                                         $ 55,939         $ 47,416


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

            The results of operations for the six month periods ended July 26, 1998 and July 27, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2:     EARNINGS PER SHARE

            Earnings per share have been computed based on the weighted average of outstanding common shares. (See note 4.)

NOTE 3:     INCOME TAXES

            Effective January 1, 1993, the Company adopted FAS 109 "Accounting for Income Taxes." The Company has a deferred tax asset of approximately $4,347,100 arising from net operating loss carry forwards. However, due to the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carry forwards, an allowance of $4,347,100 has been established to offset this asset. The effect of adoption on current and prior financial statements is immaterial.

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

NOTE 5:     DISCONTINUED OPERATIONS

            On February 20, 1997 (as of January 26, 1997), the Company sold 95% of the Common Stock of Mister Cookie Face, Inc. (MCF), its ice cream production segment to a director for an aggregate purchase price of $1,600,000, consisting of a $500,000 cash payment and three notes totaling $1,100,000. The notes are secured by a first lien on all of MCF's assets, however, the Company has agreed to subordinate its lien to any liens subsequently granted by MCF to its Senior Bank or Institutional Lender but only with respect to a maximum aggregate $1,750,000 of indebtedness. Based on the estimated present value of the payments, management set the original aggregate value of the consideration at $998,950. An additional amount of $188,797 was due from MCF representing the balance due on two capital leases which the Company will continue to pay. MCF agreed to reimburse the Company for the payments. The equipment subject to the lease was transferred by the Company as part of the sale. The total net amount due from MCF at July 26, 1998 was $377,472. The 5% of MCF capital stock retained by the Company is valued at $35,000.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


MANAGEMENT'S ANALYSIS OF SIX MONTH INCOME STATEMENT
------------------------------------------------------------------------------


RESULTS OF OPERATIONS
   Company sales were $9,994,300 for the six months and $5,465,800 for the second quarter ended July 26, 1998 compared to $9,838,500 and $5,484,200 for the comparable periods in fiscal 1998. The number of customers served during this year's six month period was slightly less than last year while this year's average check paid per customer was approximately 2% higher. The Company operated the same nine restaurants during the comparable periods.

   The Company had net earnings of $336,200 for the six months this year compared to $342,800 for the same period last year. For the second quarter ended July 26, 1998 net earnings were $365,100 compared to net earnings of $367,100 for last year's second quarter.

   Gross profit was 67.4% of sales for the six month period and 67% for the quarter compared to 67.4% and 67.3% respectively for the fiscal 1998 periods. The lower gross profit during this year's second quarter can be attributed to increases in the cost of liquor. Management instituted a modest liquor price increase in the first week of August in an attempt to offset the higher costs.

   Payroll and related expenses were 29.1% of sales for the six months and 28.3% for the quarter compared to 28.9% and 28.1% respectively for the fiscal 1998 periods. The slight increases resulted from higher direct labor costs in the restaurants. Other operating expenses were 21% for the six months and 19.6% for the quarter versus 21.2% and 20.2% last year. Depreciation and amortization expenses were higher by $9,500 and $4,900 respectively for the six months and quarter compared to last year, primarily due to capital expenditures of approximately $650,000 for renovations at the Vero Beach, Florida and Toms River, New Jersey restaurants during the last three quarters. General and administrative expenses were $10,800 higher for the six months and $16,400 lower for the quarter versus last year. Increases in training and recruiting expenses, and legal fees account for the year to date increase while the second quarter decrease resulted primarily from lower group health insurance costs.

   Interest expense was $13,000 and $10,600 higher for the comparable periods this year primarily as a result of the interest expenses associated with a December 1997 loan used to partially fund the Toms River restaurant renovation and with a May 1998 loan used to purchase a property next to the Toms River restaurant. Interest income was approximately the same as last year for both the year to date and second quarter comparisons.

Liquidity and Capital Resources
   The ratio of current assets to current liabilities was 1.32:1 at July 26, 1998, compared to 1.20:1 at the year ended January 25, 1998. Working capital increased by $339,600 primarily due to operational profits. The primary components of the six month cash flow statement were an increase in accrued expenses of $193,000 due primarily to an increase in accrued legal expenses, capital expenditures of $696,000, primarily at the Toms River, New Jersey restaurant, debt repayment of $319,800, new debt of $124,000 used for the purchase of the property adjacent to the Toms River restaurant, and payments of $142,800 on notes receivable from the sale of Mister Cookie Face ("MCF"), the Company's former subsidiary which was sold on February 20, 1997 (as of January 26, 1997). During the corresponding six month period in fiscal 1998 working capital increased by $352,200. The major components of last year's cash flow were operational profits, capital expenditures of $289,500, debt repayment of $876,700 and payments of $638,800 received from MCF.

   During the second quarter of the current fiscal year the Company's bank line of credit was renewed for another year and was increased from $350,000 to $500,000.

   Subsequent to the quarter ended July 26, 1998, the Company paid down the outstanding balance on the line of credit leaving the entire $500,000 available for future use. Additionally, on August 31, 1998, the Company announced that the United States Bankruptcy Court for the District of New Jersey accepted the Company's $1,100,000 bid to purchase the Vero Beach, Florida real property where it currently operates a Lobster Shanty restaurant from the Chapter 11 Trustee of the Bankruptcy Estate of Robert E. Brennan. The Company's primary bank, First Union National Bank, has committed to fund $880,000 of the Vero Beach property purchase price.

   Management anticipates that funds from operations and the line of credit will be sufficient to meet obligations for the balance of fiscal 1999, including routine capital expenditures.

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

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


                              PART II - OTHER INFORMATION

Item 5.     Other Information

            (a) Listing of Common Stock on NASDAQ - On August 20, 1998, the Company announced that its common stock would continue to be listed on The Nasdaq SmallCap Market pursuant to an exception from the minimum $1 closing bid price requirement. While the Company failed to meet this requirement at May 28, 1998, it was granted a temporary exception subject to its meeting certain conditions. The exception will expire on October 30, 1998. There can be no assurance that the Company will be able to meet all of the conditions of the exception. If the Company's common stock should cease to be listed on The Nasdaq SmallCap Market, it may continue to be listed on the OTC Bulletin Board.

            (b) Potential  Change of Control - At the  conclusion of competitive bidding conducted in Trenton, New Jersey on August 31, 1998 at the United States Bankruptcy Court for the District of New Jersey, the Court ordered the sale of the 1,766,557 shares of the Company's common stock owned by the Bankruptcy Estate of Robert E. Brennan (comprising approximately 39% of the Company's outstanding common stock) to the highest bidder, JES Management Corp. ("JES"). The successful bid was $2.5625 per share or $4,526,802.30 in the aggregate. JES is a Florida corporation whose president and sole stockholder is Sheldon Maschler. The purchase of the shares is expected to be completed in mid-September 1998.

            (c) Purchase of Vero Beach Property - Also on August 31, 1998, the Court ordered acceptance of the Company's bid of $1,100,000 to purchase the Vero Beach, Florida real property where it currently operates a Lobster Shanty restaurant from the Chapter 11 Trustee of the Bankruptcy Estate of Robert E. Brennan. The Company has received an $880,000 mortgage loan commitment from its principal lending bank to apply towards the purchase which is expected to be completed on or before September 30, 1998.

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



DATED:   September 9, 1998