Form 10-Q
period 1998-10-25
CHEFS INTERNATIONAL INC
filed 1998-12-09
CIK 201424

SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, DC 20549

                                         FORM 10-Q


(Mark One)
( X  ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the quarterly period ended OCTOBER 25, 1998

                                            OR

(    ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from _________________ to _______________

                               Commission file number 0-8513

                                 CHEFS INTERNATIONAL, INC.
------------------------------------------------------------------------------

                  (Exact name of registrant as specified in its charter)

             DELAWARE                              22-2058515
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

                   62 Broadway, Point Pleasant Beach, NJ 08742
                    (Address of principal executive offices)

(Registrant's telephone number, including area code)      (732) 295-0350
                                                        -------------------


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

                   Class            Outstanding Shares at December 3, 1998
----------------------------------  ---------------------------------------
Common Stock, $.01 par value              4,488,461

                                 CHEFS INTERNATIONAL, INC.

                                         I N D E X





PART I    FINANCIAL INFORMATION                                  PAGE NO.

          Consolidated Balance Sheets -                            1 - 2
          October 25, 1998 and January 25, 1998

          Consolidated Statements of Operations -                    3
          Nine Months Ended October 25, 1998 and
          October 26, 1997

          Consolidated Statements of Cash Flows -                    4
          Nine Months Ended October 25, 1998 and
          October 26, 1997

          Notes to Consolidated Financial Statements               5 - 6

          Management's Analysis of Nine Months' Income             7 - 9
          Statement


PART II   OTHER INFORMATION                                         10

                              PART I  - FINANCIAL INFORMATION

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                              October 25, 1998 January 25, 1998
                                                 (Unaudited)
Assets:
Current Assets:
   Cash and Cash Equivalents                    $ 1,067,500      $ 1,136,063
     Investments                                    300,000          196,000
   Miscellaneous Receivables                         59,924           66,228
   Inventories                                    1,008,315        1,039,203
   Due on Sale of Discontinued Operations
     from Related Party - Current                    87,500          297,441
   Prepaid Expenses                                 106,140           98,547
   Other Assets                                     100,000              ---
                                                ------------     -----------

   Total Current Assets                           2,729,379        2,833,482
                                                 ----------       ----------

Property, Plant and Equipment - At Cost          19,351,330       18,591,633
Less: Accumulated Depreciation                    7,951,142        7,234,384
                                                 ----------       ----------
   Property, Plant and Equipment - Net           11,400,188       11,357,249
                                                 ----------       ----------

Other Assets:
   Investments                                      585,000          685,000
   Goodwill - Net                                   509,428          529,972
   Liquor Licenses - Net                            684,466          702,979
   Due on Sale of Discontinued Operations
     from Related Party - Long-Term                 173,807          222,866
   Cash Surrender Value of Life Insurance           442,438          406,438
   Due from Related Party                             3,143            4,702
   Other                                             24,845           62,144
                                               ------------       ----------

   Total Other Assets                             2,423,127        2,614,101
                                                 ----------       ----------

   Total Assets                                 $16,552,694      $16,804,832
                                                 ==========       ==========


The accompanying notes are an integral part of these financial statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                               October 25, 1998 January 25, 1998
                                                  (Unaudited)
Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable                               $   560,994      $   945,067
   Accrued Payroll                                     98,276          120,470
   Accrued Expenses                                   528,023          305,688
   Notes and Mortgages Payable to Banks               329,800          630,000
   Capital Lease Obligations - Current                    ---           85,727
   Other Liabilities                                  158,993          281,435
                                                 ------------     ------------

   Total Current Liabilities                        1,676,086        2,368,387
                                                  -----------      -----------

Long-Term Debt:
   Notes and Mortgages Payable to Banks               632,531          819,998
   Capital Lease Obligations - Long-Term                  ---           23,916
                                                 ------------    -------------

   Total Long-Term Debt                               632,531          843,914
                                                 ------------     ------------

Other Liabilities                                     481,980          457,806
                                                 ------------     ------------

Stockholders' Equity:
   Capital Stock - Common, $.01 Par Value,
     Authorized 15,000,000 Shares; Issued and
     Outstanding 4,488,461 and 4,488,347,
     Respectively                                      44,884           44,883

   Additional Paid-in Capital                      32,304,485       32,304,486

   Accumulated [Deficit]                          (18,587,272)     (19,214,644)
                                                  ------------     ------------

   Total Stockholders' Equity                      13,762,097       13,134,725
                                                  -----------      -----------

   Total Liabilities and Stockholders' Equity     $16,552,694      $16,804,832
                                                   ==========       ==========



The accompanying notes are an integral part of these financial statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------


                                        Nine Months Ended                 Three Months Ended
                             October 25, 1998  October 26, 1997   October 25, 1998 October 26, 1997

Sales                           $15,213,143      $14,808,673        $ 5,218,873      $ 4,970,149
Cost of Goods Sold                5,000,752        4,848,063          1,744,395        1,636,330
                                 ----------       ----------         ----------       ----------
  Gross Profit                  $10,212,391      $ 9,960,610        $ 3,474,478      $ 3,333,819
                                 ----------       ----------         ----------       ----------

Operating Expenses:
  Payroll and Related Expenses  $ 4,362,161      $ 4,264,641        $ 1,452,851      $ 1,423,015
  Other Operating Expenses        3,130,031        3,099,324          1,029,865        1,015,725
  Depreciation and Amortization     762,804          748,966            256,723          252,361
  General and Administrative
   Expenses                       1,344,321        1,355,210            453,960          475,683
                                  ----------      ----------         ----------      -----------

  Total Operating Expenses      $ 9,599,317      $ 9,468,141        $ 3,193,399      $ 3,166,784
                                 ----------       ----------         ----------       ----------

  Income from Operations       $    613,074     $    492,469       $    281,079     $    167,035
                                -----------      -----------        -----------      -----------

Other Income [Expense]:
  Interest Expense             $    (84,391)    $    (69,529)      $    (22,104)    $    (20,255)
  Interest Income                    98,689          113,228             32,182           46,550
                                -----------       ----------        -----------      -----------

  Other Income - Net           $     14,298     $     43,699       $     10,078     $     26,295
                                -----------      -----------        -----------      -----------

  Income from Operations
    Before Income Taxes             627,372          536,168            291,157          193,330

  Provision for Income Taxes            ---              ---                ---              ---
                                -----------     ------------        ------------     -----------

  Net Income                   $    627,372      $   536,168        $   291,157       $  193,330
                                 ==========       ==========         ==========        =========

  Net Income Per Share      $           .14  $           .12    $           .06      $        .04
                             ==============   ==============     ==============     =============

Weighted Average Shares           4,488,461        4,488,347          4,488,461        4,488,347



The accompanying notes are an integral part of these financial statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------


                                                             Nine Months Ended

                                               October 25, 1998 October 26, 1997
Operating Activities:
   Income from Continuing Operations              $  627,372      $    536,168
                                                  ----------       -----------
   Cash Provided by Operating Activities:
      Depreciation and Amortization                  762,804           748,966
   Change in Assets and Liabilities:
      [Increase] Decrease in:
        Inventories                                   30,888          (215,686)
        Prepaid Expenses                              (7,593)           (8,109)
        Other Assets                                 (97,142)             (708)
        Miscellaneous Receivables                      6,304            22,838
   Increase [Decrease] in:
        Accounts Payable                            (384,073)         (181,969)
        Accrued Expenses and Other Liabilities       101,873           (31,465)
                                                  ----------      ------------
   Total Adjustments                                 413,062           333,867
                                                  ----------       -----------

   Net Cash from Operations                        1,040,434           870,035
                                                  ----------       -----------


Investing Activities
   Capital Expenditures                             (766,686)         (497,649)
   Sale or Redemption of Investments                  (4,000)           10,000
   Due on Sale of Discontinued Operations -
    Payments Received                                259,000           658,770
                                                  ----------        ----------
   Net Cash - Investing Activities                  (511,686)          171,121
                                                  ----------        ----------

Financing Activities
   Repayment of Debt                                (721,310)       (1,032,853)
   Proceeds from Debt                                124,000           100,000
                                                  ----------        ----------
   Net Cash - Financing Activities                  (597,310)         (932,853)
                                                  ----------        ----------


   Net Increase [Decrease] in Cash and
     Cash Equivalents                                (68,563)          108,303
Cash and Cash Equivalents - Beginning of Periods   1,136,063           951,668
                                                   ---------         ---------

   Cash and Cash Equivalents - End of Periods     $1,067,500        $1,059,971
                                                   =========         =========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the periods for:
      Interest                                    $   80,707        $   67,763

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

            The results of operations for the nine month periods ended October 25, 1998 and October 26, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2:     EARNINGS PER SHARE

            Earnings per share have been computed based on the weighted average of outstanding common shares (see Note 4).

NOTE 3:     INCOME TAXES

            Effective January 1, 1993, the Company adopted FAS 109 "Accounting for Income Taxes." The Company has a deferred tax asset of approximately $4,230,700 arising from net operating loss carry forwards. However, due to the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carry forwards, an allowance of $4,230,700 has been established to offset this asset. The effect of adoption on current and prior financial statements is immaterial.

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

NOTE 5:     DISCONTINUED OPERATIONS

            On February 20, 1997 (as of January 26, 1997), the Company sold 95% of the Common Stock of Mister Cookie Face, Inc. (MCF), its ice cream production segment to a director for an aggregate purchase price of $1,600,000, consisting of a $500,000 cash payment and three notes totaling $1,100,000. The notes are secured by a first lien on all of MCF's assets, however, the Company has agreed to subordinate its lien to any liens subsequently granted by MCF to its Senior Bank or Institutional Lender but only with respect to a maximum aggregate $1,750,000 of indebtedness. Based on the estimated present value of the payments, management set the aggregate value of the consideration at $998,950. An additional amount of $188,797 was due from MCF representing the balance due on two capital leases. The Company agreed to continue to pay these lease payments and MCF agreed to reimburse the Company for the payments. The equipment subject to the lease was transferred by the Company as part of the sale. MCF paid off the capital leases during the quarter ended October 25, 1998 so that no further amounts are being paid by the Company pursuant to these leases. The total net amount due from MCF at October 25, 1998 was $261,307. At the present time MCF is in arrears in the payment of approximately $42,800 of its indebtedness to the Company but is continuing to make partial payments of such indebtedness. The 5% of MCF capital stock retained by the Company is valued at $35,000.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------------------------------


NOTE 6:     SUBSEQUENT EVENT

            On August 31, 1998, the Court ordered acceptance of the Company's bid of $1,100,000 to purchase the Vero Beach, Florida real property where it currently operates a Lobster Shanty restaurant, from the Chapter 11 Trustee of the Bankruptcy Estate of Robert E. Brennan. On October 30, 1998, the Company completed the purchase of this property for $1,100,000. To fund the purchase, the Company obtained an $880,000 first mortgage loan from its principal lending bank, First Union National Bank, and paid the balance of the purchase price from working capital. The Company's successful bid was based upon an independent appraisal of the property and was equal to the appraised value. The mortgage loan is repayable with annual interest of 7.82% in monthly installments of principal and interest based upon a 15-year amortization schedule with the balance of the loan being due and payable on November 3, 2008.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


MANAGEMENT'S ANALYSIS OF NINE MONTH INCOME STATEMENT
------------------------------------------------------------------------------


RESULTS OF OPERATIONS

   Sales for the nine months ended October 25, 1998, were $15,213,100 as compared with $14,808,700 for the nine months ended October 26, 1997, an increase of $404,400 or 2.7%. The Company's sales for the third quarter ended October 25, 1998, were $5,218,900 as compared with $4,970,100 for last year's third quarter, an increase of $248,800 or 5%. The increase in sales this year occurred in the New Jersey restaurants primarily as a result of good weather and the successful renovation of the Toms River restaurant which has experienced a 13% sales increase this year. Overall, customer counts are about the same as last year while this year's average check paid per customer was approximately 3% higher. The Company operated the same nine restaurants during the comparable periods.

   The Company had net earnings of $627,400 for the nine months this year compared to $536,200 for the same period last year. For the third quarter ended October 25, 1998, net earnings were $291,100 compared to net earnings of $193,300 for last year's third quarter.

   Gross profit was 67.1% of sales for the nine months and 66.6% for the quarter compared with 67.3% and 67.1% respectively for the fiscal 1998 periods. The lower gross profit in both periods can be attributed to increases in the cost of liquor and increases in food costs primarily in dairy and poultry products.
Management instituted a modest liquor price increase in August in order to offset some of the higher liquor costs. Additionally, restaurant menus were modified to promote lower cost items.

   Payroll and related expenses were 28.7% of sales for the nine months and 27.8% for the quarter compared to 28.8% and 28.6% respectively for the prior year's periods. The increase in sales accounts for the improvement in the third quarter. Other operating expenses were 20.6% for the nine months and 19.7% for the quarter versus 20.9% and 20.4% last year. Depreciation and amortization expenses were higher in both periods this year primarily due to capital expenditures of approximately $650,000 at the Vero Beach, Florida and Toms River, New Jersey restaurants during the last 12 months. General and administrative expenses were lower by approximately $11,000 for the nine months and $21,700 for the quarter compared to last year. Lower property and group health insurance costs offset higher legal fees.

   Interest expense was $15,000 and $2,000 higher for the comparable periods this year primarily as a result of the interest expense associated with a December 1997 loan used to partially fund the Toms River restaurant renovation and with a May 1998 loan used to purchase a property next to the Toms River restaurant. Interest income was approximately $14,500 lower this year for both of the comparable periods primarily due to less interest received on notes associated with the sale of the Company's wholly-owned Mister Cookie Face, Inc. ("MCF") subsidiary which was sold on February 20, 1997 (effective January 26, 1997.) During the third quarter of last year, MCF paid an additional $10,700 in interest due to a calculation associated with cash flows in accordance with terms of the sale.


Liquidity and Capital Resources

   The ratio of current assets to current liabilities was 1.63:1 at October 25, 1998, compared to 1.20:1 at the year ended January 25, 1998. Working capital increased by $588,200 primarily due to operational profits. The primary components of the nine month cash flow statement were an increase in other assets of approximately $100,000 reflecting a deposit made toward the purchase of the Vero Beach, Florida restaurant, a decrease in accounts payable of $384,000, an increase in accrued expenses of $101,000 due primarily to accrued legal expenses, capital expenditures of $766,600, primarily at the Toms River, New Jersey restaurant, debt repayment of $721,300, new debt of $124,000 used for the purchase of the property adjacent to the Toms River restaurant and payments of $259,000 on notes receivable from the MCF sale. During the corresponding nine month period in fiscal 1998, working capital increased by $630,000. The major components of last year's cash flow were operational profits, capital expenditures of approximately $500,000, $125,000 of which was used to build an outdoor dining area at the Vero Beach, Florida restaurant, debt repayment of $1,032,800 and payments of $658,700 received from MCF.

   During the second quarter of the current fiscal year, the Company's bank line of credit was renewed for another year and was increased from $350,000 to $500,000.

   During the third quarter MCF paid off the two capital leases due the Company. The equipment subject to the lease was transferred by the Company as part of the February 20, 1997 sale.

   Subsequent to the quarter ended October 25, 1998, the Company completed the purchase of the Vero Beach, Florida restaurant real property for $1,100,000 from the Chapter 11 Trustee of the Bankruptcy Estate of Robert E. Brennan. To fund the purchase, the Company obtained an $880,000 first mortgage from its principal lending bank and paid the balance of the purchase price from working capital.

   Additionally, the Company closed its Belmar, New Jersey restaurant because of unsatisfactory operating results. The Company had leased the restaurant since October 1994 and will continue to make monthly lease payments until February 28, 1999.

   In November 1998, the Company borrowed $175,000 for inventory on its bank line of credit leaving an available balance of $325,000.

   Management anticipates that funds from operations and the line of credit will be sufficient to meet obligations for the balance of fiscal 1999, including routine capital expenditures.


Year 2000

   The "Year 2000 Problem" ("Y2K") arose because many existing computer programs use only the last two digits to refer to a year. If not addressed, computer programs that are date sensitive may not have the ability to properly recognize dates in year 2000 and beyond. The result could be a temporary disruption of operations and the processing of transactions.

   Beginning in 1997, the Company began a review of all its restaurant and corporate computer systems to identify compliance with Y2K. As a result of the review, the Company determined that certain systems would require remediation, specifically, the corporate mainframe computer, some of the restaurant point of sale systems (POS) and personal computers (PCs) used throughout the Company. The mainframe required software changes and as of October 25, 1998 the changes were near completion with final testing to take place by the end of 1998. POS manufacturers are being contacted to determine Y2K compliance and systems will be replaced if necessary. The Company recently surveyed all corporate PCs and anticipates that a majority of them will need to be upgraded or replaced.

   Additionally, the Company has contacted third party vendors regarding their compliance with Y2K issues. Beginning in January 1999, this monitoring will occur on a monthly basis. To date, several key vendors such as payroll/human resources, major food service companies, and credit card processors have indicated in writing that they are Y2K compliant. The Company is also contacting vendors as to the issue of embedded chips which may effect the operations of such systems as freezers, HVAC, fire sprinklers and alarms. The Company believes there are multiple vendors of the goods and services it receives from its suppliers and this risk of non-compliance with Y2K by any of its suppliers is minimal.

   To date, the Company has incurred expenses of approximately $11,000 to become Y2K compliant. The current estimate to complete the Y2K compliance plan is not expected to exceed an additional $100,000.


Inflation

   It is not possible for the Company to predict with any accuracy the effect of inflation upon the results of its operations in future years. The price of food is extremely volatile and projections as to its performance in the future vary and are dependent upon a complex set of factors..

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------



                              PART II   -   OTHER INFORMATION

ITEM 5:     OTHER INFORMATION

   (a) Potential Change of Control - At the conclusion of competitive bidding conducted in Trenton, New Jersey on August 31, 1998 at the United States Bankruptcy Court for the District of New Jersey, the Court ordered the sale of the 1,766,557 shares of the Company's Common Stock (the "Brennan Shares") owned by the Bankruptcy Estate of Robert E. Brennan (comprising approximately 39% of the Company's outstanding Common Stock) to the highest bidder, JES Management Corp. ("JES"). The successful bid was $2.5625 per share or $4,526,802.30 in the aggregate. Subsequent to the auction, JES demanded that the Trustee of the Bankruptcy Estate satisfy certain additional conditions before it would close the purchase. The Trustee has taken the position that he was not required to satisfy such conditions and that by failing to close the purchase, JES is in breach of its contractual obligation.

   On October 28, 1998, the Trustee filed an application with the Bankruptcy Court for an order declaring that JES is in breach of its stock purchase obligation thereby disqualifying JES as the purchaser of the Brennan Shares and declaring that JES has forfeited its $100,000 good faith escrow deposit. The Court recently signed an order granting the Trustee's application so that JES has now been disqualified as a purchaser. Presumably, the Trustee will attempt another auction although the timing of same cannot be predicted.

   (b) Purchase of Vero Beach Property - Also on August 31, 1998, the Court ordered acceptance of the Company's bid of $1,100,000 to purchase the Vero Beach, Florida real property where it currently operates a Lobster Shanty restaurant, from the Chapter 11 Trustee of the Bankruptcy Estate of Robert E. Brennan. On October 30, 1998, the Company completed the purchase of this property for $1,100,000. To fund the purchase, the Company obtained an $880,000 first mortgage loan from its principal lending bank, First Union National Bank, and paid the balance of the purchase price from working capital. The Company's successful bid was based upon an independent appraisal of the property and was equal to the appraised value. The mortgage loan is repayable with annual interest of 7.82% in monthly installments of principal and interest based upon a 15-year amortization schedule with the balance of the loan being due and payable on November 3, 2008.

   (c) Closing of the Belmar, New Jersey Restaurant - During the third quarter of fiscal 1999, the Company closed its Belmar, New Jersey Lobster Shanty restaurant due to unsatisfactory operating results. The Company had been leasing and operating this restaurant since October 1994 and will continue to make monthly lease payments through February 1999 when the lease expires.

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



DATED:   December 9, 1998
        --------------------