Form 10KSB
period 1999-01-31
CHEFS INTERNATIONAL INC
filed 1999-05-17
CIK 201424

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended January 31, 1999
                          ----------------


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the Transition period from_________________to________________

                          Commission File Number 0-8513

                            CHEFS INTERNATIONAL, INC.
                            -------------------------
                 [Name of small business issuer in its charter]

            DELAWARE                               22-2058515
            --------                               ----------
  (State or other jurisdiction of                 (IRS Employer
   incorporation or organization)              Identification Number)

62 Broadway, P.O. Box 1332
Pt. Pleasant Beach, New Jersey                              08742
---------------------------------------                   ---------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code (732) 295-0350

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the issuer [1] has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months [or for such shorter period that the issuer was required to file such reports], and [2] has been subject to such filing requirements for the past ninety days.
YES [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.        [ ]

The issuer's revenues for the year ended January 31, 1999 totalled $18,693,692. On April 30, 1999, the aggregate market value of the voting stock of the issuer (consisting of Common Stock, $.01 par value) held by non-affiliates was approximately $2,175,000 based upon the last sale price for such Common Stock on said date on the OTC Bulletin Board as reported by the National Quotation Bureau, Inc. On such date, there were 4,488,369 shares of Common Stock of the Issuer outstanding.

                            CHEFS INTERNATIONAL, INC.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

         (a) BUSINESS DEVELOPMENT - Chefs International, Inc. ("Chefs" or the "Company") was organized under the laws of the State of Delaware in March 1975. The Company currently operates eight restaurants on a year-round basis, seven of which are free-standing seafood restaurants in New Jersey (four) and Florida (three) and one of which is a Mexican theme restaurant operated under the name "Garcia's," located in a shopping mall in New Jersey. Six of the seafood restaurants are operated under the name "Lobster Shanty" and one under the name "Baker's Wharfside." The Company opened its first seafood restaurant in November 1978 and opened its Garcia's restaurant in April 1996. The Company had operated La Crepe restaurants in various shopping malls in New Jersey, Pennsylvania and Florida (the first such restaurant opening in November 1975), but closed its last La Crepe restaurant in December 1995 at its present Garcia's restaurant site. (As used herein, the term the "Company" may also at times include Chefs and its various subsidiaries.)

         The Company's executive offices are located at 62 Broadway, Point Pleasant Beach, New Jersey 08742. Its telephone number is (732) 295-0350.

         Effective November 22, 1996, the Company completed a one-for-three reverse stock split of its outstanding Common Stock in an effort to increase the bid price of the Common Stock to $1.00 or more so as to preserve the listing of the Common Stock on the NASDAQ Stock Market Small Cap System. Despite the reverse stock split, the Common Stock was delisted from the NASDAQ Stock Market Small Cap System at the close of business on December 16, 1998 because of the failure of the Common Stock to maintain a closing bid price at or above $1.00 per share. Unless otherwise indicated, all share and per share information contained in this report gives effect to the said one-for-three reverse stock split. In addition, unless otherwise indicated, actual price quotations for the Common Stock as quoted on the NASDAQ System have been adjusted throughout this report by multiplying the actual price for the Common Stock for periods prior to November 23, 1996 by three. No assurances can be given that the actual price quotations for the Common Stock during such pre-split period would have approximated such adjusted prices if the one-for-three reverse stock split had been effectuated at such time.

DEVELOPMENTS SINCE THE BEGINNING OF THE LAST FISCAL YEAR

         At the conclusion of competitive bidding conducted in Trenton, New Jersey on August 31, 1998 at the United States Bankruptcy Court for the District of New Jersey, the Court ordered the sale of the 1,766,557 shares of the Company's Common Stock (the "Brennan Shares") owned by the Bankruptcy Estate of Robert E. Brennan (comprising approximately 39% of the Company's outstanding Common Stock) to the highest bidder, JES Management Corp. ("JES"). The successful bid was $2.5625 per share or $4,526,802.30 in the aggregate.
Subsequent to the auction, JES demanded that the Trustee of the Bankruptcy Estate satisfy certain additional conditions before it would close the purchase. The Trustee took the position that he was not required to satisfy such conditions and that by failing to close the purchase, JES was in breach of its contractual obligation.

         On October 28, 1998, the Trustee filed an application with the Bankruptcy Court for an order declaring that JES was in breach of its stock purchase obligation thereby disqualifying JES as the purchaser of the Brennan Shares and declaring that JES had forfeited its $100,000 good faith escrow deposit. The Court signed an order in November 1998 granting the Trustee's application so that JES has been disqualified as a purchaser. Presumably, the Trustee will attempt another auction although the timing of same cannot be predicted.

         Also on August 31, 1998, the Bankruptcy Court ordered acceptance of the Company's bid of $1,100,000 to purchase the Vero Beach, Florida real property where it has been operating a Lobster Shanty restaurant since 1979 pursuant to a "month to month" lease with a partnership in which Robert E. Brennan had been, and the Chapter 11 Trustee of his Bankruptcy Estate was the principal partner, from the partnership. On October 30, 1998, the Company completed the purchase of this property for $1,100,000. To fund the purchase, the Company obtained an $880,000 first mortgage loan from its principal lending bank, First Union National Bank, and paid the balance of the purchase price from working capital. The Company's successful bid was based upon an independent appraisal of the property and was equal to the appraised value. See "Bank Loans" herein as to the repayment terms of this loan.

         At January 25, 1998 in connection with its sale of 95% of the outstanding capital stock of its Mister Cookie Face, Inc. ("MCF") subsidiary to a Company director, Frank "Doc" Koenemund, the Company held two MCF promissory notes. One note with a principal balance of $500,000 outstanding (Note X) was payable in monthly principal amounts, commencing March 1, 1998, of $16,667 or $33,333 in each month other than the months of January, February and December through July 2000 together with interest at the rate of 9 1/4% per annum. The second note (Note Y) in the principal amount of $500,000 is payable together with interest at an annual rate of 8

1/4% on or before February 20, 2004 but is mandatorily prepayable quarterly from 30% of MCF's "cash flow" (if any) on a consolidated basis. Both Note X and Note Y are secured by a first lien on all of MCF's assets but are subordinated to any liens granted by MCF to its senior lending bank or institutional lender up to a maximum of $1,750,000. MCF was also obligated to pay certain monthly amounts to the Company equal to the monthly rental payments being paid by the Company under two Master Lease Finance Schedules with respect to ice cream manufacturing and packaging equipment installed at MCF's Lakewood, New Jersey plant, as follows:

         Schedule #1 - $6,214 monthly commencing February 24, 1997 through March 24, 1999 with a final payment of $6,215 on April 30, 1999.

         Schedule #2 - $1,403 monthly commencing February 15, 1997 through April 15, 1999 with a final payment of $1,404 on May 30, 1999.

         MCF advised the Company that it was unable to make the $33,333 principal payment under Note X which was due on September 1, 1998 due to cash shortages and requested that the remaining indebtedness under Notes X and Y be restructured. At the same time, MCF advised that it was obtaining a $450,000 working capital loan and requested that the Company subordinate its lien to the lien of MCF's lending bank. In consideration for MCF applying $54,068 of the loan proceeds to prepay the remaining balance outstanding under the two Master Lease Schedules thereby releasing it from any further liability thereunder, the Company agreed to so subordinate its lien.

         Since October 1998, MCF has been making monthly payments of $10,000 to the Company which the Company has applied to interest and to reduce the outstanding principal amount of Note X. At January 31, 1999, an aggregate $337,843 of principal was outstanding under Note X and the entire $500,000 principal amount was outstanding under Note Y. Management believes that permitting MCF to continue to pay $10,000 per month under Note X, based on its current financial condition, maximizes MCF's ability to pay the outstanding balance of the Note. Because of MCF's lack of positive cash flow, no payments were required to be made by MCF in fiscal 1999 with respect to Note Y. See Note 5 of Notes to the Consolidated Financial Statements.

         At the end of the third quarter of fiscal 1999, the Company closed its Belmar, New Jersey Lobster Shanty restaurant due to unsatisfactory operating results. The Company had been leasing and operating this restaurant since October 1994 and continued to make monthly lease payments through February 1999 when the lease expired.

         Pursuant to a decision of a Nasdaq Listing Qualifications Panel, the Company's Common Stock was delisted from The Nasdaq Stock Market, effective at the close of business on December 16, 1998. The cited cause of the delisting was the failure of the Common Stock to maintain a closing bid price at or above $1.00 per share for a minimum of ten consecutive days. Since December 17, 1998, the Common Stock has been traded on the OTC Bulletin Board under the symbol "CHEF."

         On April 1, 1999, by mutual agreement, the Company and Moore Stephens P.C. ("Moore Stephens") agreed to the replacement of Moore Stephens as the Company's independent accountants for the audit of its financial statements for the fiscal year ended January 31, 1999. The agreement was reached after the Company was advised by the staff of the Securities and Exchange Commission that in the staff's opinion, the existence of a relationship between a member of Moore Stephens and an entity which held a direct or indirect interest in the Company's securities adversely impacted Moore Stephens' independence with respect to the Company. The staff further advised that for this reason, the Company's financial statements for the three years ended January 25, 1998 contained in its annual report on Form 10-K for the year ended January 25, 1998 are considered by the staff to be unaudited. Moore Stephens has advised that it disagrees with the staff's position and believes that it was at all times independent with respect to the Company's audits. Excluding the above issue, the staff has not alleged any inaccuracies in the Company's financial statements.

         On April 1, 1999, the Company engaged the certified public accounting firm of Edward Isaacs & Company LLP ("Edward Isaacs LLP") to serve as its principal independent accounting firm to audit its balance sheet as of January 31, 1999 and the related statements of operations, stockholders' equity, and cash flows for each of the two fiscal years in the period ended January 31, 1999. Prior to the engagement of Edward Isaacs LLP, the Company did not consult with such firm on any accounting, auditing or financial reporting issue.

BANK LOANS

         At January 25, 1998, the Company's principal bank financing was provided pursuant to a $1,000,000 term loan ("Term Loan A") and a $525,000 term loan ("Term Loan B") from First Union National Bank ("First Union") as well as a $350,000 revolving line of credit ("L/C line") from First Union. At said date, approximately $600,000 was outstanding under Term Loan A, payable in installments of principal with interest at an annual rate of 7.51% through November 2000; an aggregate $525,000 was outstanding under Term Loan B payable in monthly installments of principal with interest at an annual rate of 9 1/4% through December 2002 and approximately $325,000 was outstanding under the L/C line, due June 30, 1998. Term Loan A and the L/C line were secured by first mortgages on the

Company's two Point Pleasant Beach, New Jersey seafood restaurants and Term Loan B was secured by a first mortgage on the Toms River, New Jersey seafood restaurant.

         During fiscal 1999, the Company reduced the outstanding principal balance of Term Loan A to approximately $400,000 and reduced the outstanding principal balance of Term Loan B to approximately $420,000. At June 30, 1998, the L/C line was renewed for the fifth consecutive year for an additional one year term and increased to $500,000, repayable with interest at an annual rate of LIBOR plus 2 1/4%. Approximately $225,000 was outstanding under the L/C line at January 31, 1999.

         In May 1998, the Company borrowed $124,000 from First Union to partially fund the purchase of property adjoining its Toms River, New Jersey seafood restaurant. The loan is repayable in monthly installments of principal with interest at an annual rate of LIBOR plus 2 1/4% through May 2003 and is secured by a first mortgage on the property. At January 31, 1999, approximately $107,500 was outstanding under this loan.

         In October 1998, the Company borrowed $880,000 from First Union to fund the $1,100,000 purchase of its Vero Beach, Florida seafood restaurant. This loan is repayable in monthly installments of principal and interest at an annual rate of 7.82% through November 2008 and is secured by a first mortgage on the Vero Beach property. At January 31, 1999, approximately $876,500 was outstanding under this loan (which provides for a $431,429 "balloon" payment in November
2008).

         Repayment of the Company's term loans and of borrowings under its line of credit is guaranteed by each of the Company's subsidiaries.

         Pursuant to its principal Loan Agreements, the Company has made certain affirmative and negative covenants to First Union. The covenants contained in the prior loan agreements were superseded by the covenants contained in the Vero Beach Loan Agreement. Included in the Vero Beach Loan Agreement are covenants not to pay dividends, effect stock redemptions, sell or issue shares of its stock, make a material change of ownership that changes control of the Company or its management structure, create certain liens or encumbrances, enter into sale-leaseback transactions, sell assets not in the ordinary course of business, merge with or acquire another entity, or enter into certain other transactions without First Union's written consent, and to maintain on a consolidated basis, tangible net worth of at least $11,650,000 increasing by $50,000 at each subsequent fiscal year-end commencing with fiscal 1999; a debt to Tangible Net Worth ratio of no greater than .50:1.00; a net income, depreciation and amortization less Maintenance Capital Expenditures (defined as those expenditures required on an annual basis to maintain existing restaurant locations) to the current portion of long term debt and capital leases ratio of not less than 1.20:1.0; and cash and cash equivalents of not less than $750,000. A failure by the Company to satisfy any such covenant would constitute an event of default under the Loan Agreement enabling First Union to accelerate payment of all outstanding indebtedness.

         At the end of fiscal 1998, the Company was not in compliance with certain of its covenants under its Loan Agreements by failing to maintain the requisite Debt Service Coverage Ratio. However, the Company requested and First Union granted a waiver of its right to declare a default based on the Company's failure to comply with this covenant at January 25, 1998. The Company was in compliance with all applicable covenants at January 31, 1999.

         (B) BUSINESS OF ISSUER - The Company is engaged in one business; the operation of eight restaurants in New Jersey and Florida on a year-round basis.

                              RESTAURANT OPERATIONS

         The Company is principally engaged in the operation of eight restaurants on a year-round basis, seven of which are free-standing seafood restaurants in New Jersey (four) and Florida (three) and one of which is a Mexican theme restaurant operated under the name "Garcia's," located in a shopping mall in New Jersey. Six of the seafood restaurants are operated under the name "Lobster Shanty" and one under the name "Baker's Wharfside." The Company opened its first seafood restaurant in November 1978 and opened its sole Garcia's restaurant in April 1996. The Company had operated La Crepe restaurants in various shopping malls in New Jersey, Pennsylvania and Florida (the first such restaurant opening in November 1975), but closed its last La Crepe restaurant in December 1995 at its present Garcia's restaurant site. The Company's restaurants, all of which are operated on a year-round basis, are as follows:

                                             Date of Opening
                                            Under the Company's
         Location                               Management
         --------                           -------------------

SEAFOOD RESTAURANTS

Lobster Shanty
--------------

Vero Beach, Florida                         December 1979
Pt. Pleasant Beach, New Jersey              October 1980
Toms River, New Jersey                      October 1980
Jensen Beach, Florida                       December 1980
Cocoa Beach, Florida                        September 1981
Hightstown, New Jersey                      December 1981

                                             Date of Opening
                                            Under the Company's
         Location                               Management
         --------                           -------------------

Baker's Wharfside
-----------------

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

LOBSTER SHANTY RESTAURANTS

         VERO BEACH, FLORIDA - This restaurant, consisting of approximately 6,900 square feet, is free standing in Vero Beach, Florida approximately 100 yards off U.S. Highway #60 on the intracoastal waterway, and seats approximately
200. It opened in December,  1979  pursuant to a lease from  Gourmet  Associates
("Gourmet") owned by Robert E. Brennan, the principal stockholder of the Company. Gourmet had purchased the property for $700,000 in April, 1979 by making a $200,000 down payment and issuing its $500,000 promissory note for the balance, payable with 9 1/2% annual interest over 18 years secured by a first mortgage. Gourmet expended approximately $315,000 in extensions and improvements to the facility as well as for equipment therein prior to leasing this restaurant to the Company. During fiscal 1998, the Company constructed an outdoor deck with a bar and dining facilities at this restaurant at a cost of approximately $125,000.

         See "Developments Since the Beginning of the Last Fiscal Year" as to the Company's purchase of this restaurant in October 1998.

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

         TOMS RIVER, NEW JERSEY - This restaurant, consisting of approximately 10,750 square feet, is free standing on Robbins Parkway with a waterfront location on the Toms River in Toms River, New Jersey and seats approximately
375. Municipal parking facilities are available nearby. The Company purchased this restaurant and three others (including the land, buildings, improvements, and businesses including personal property and fixtures, liquor licenses and all of the outstanding stock of the four corporations operating these restaurants) from Robert E. Brennan, the principal stockholder of the Company, and from three partnerships owned by him, in October, 1980 for an aggregate $7,750,000 less a subsequent $250,000 prepayment discount. During fiscal 1998, the Company commenced an interior renovation of this restaurant, the bulk of which was completed in fiscal 1998 with the balance completed early in fiscal 1999. The total cost of this renovation was approximately $338,000. In fiscal 1999, the Company constructed an outdoor deck with a bar and dining facilities at this restaurant adding approximately 125 seats at a cost of approximately $188,000.

         In May 1998, the Company spent $166,000 to purchase a lot and building with a waterfront location adjacent to the Toms River Lobster Shanty. The Company partially funded the purchase price with the bank loan previously described. The Company is currently applying for the variances necessary for it to develop an outdoor patio dining area with seating for 125 on this site. If it is successful, it estimates the total costs of construction and outfitting at approximately $350,000 for an opening anticipated in fiscal 2001.

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

GARCIA'S RESTAURANT

         In November 1995, the Company entered into an agreement (the "Agreement") with Garcimex of New Jersey, Inc. ("Garcimex"), the exclusive owner of the "Garcia's" trade mark, service mark and trade name along with the goodwill and recipes of a Mexican restaurant business associated with the marks. Pursuant to the Agreement, the

Company was granted the exclusive right to establish and open Mexican restaurants using the marks, goodwill and recipes in six New Jersey counties, Hunterdon, Mercer, Middlesex, Monmouth, Ocean and Somerset (the "Territory"). The Company was granted the right but not the obligation to open a restaurant utilizing the marks and goodwill in each of the first five 12-month periods, in the Territory, with a six-month grace period with respect to each such 12-month period. If the Company did not open a Garcia's restaurant in each of the first five 12-month periods (including the grace period), the Agreement provided that it would lose the right to develop additional restaurants within the Territory. The Company did not open an additional Garcia's restaurant within the prescribed time period after the April 1996 opening of its initial Garcia's restaurant. The Company retains the right to utilize the marks, goodwill and recipes at its Garcia's restaurant and Garcimex has agreed not to open another Mexican restaurant within an 18-mile radius of any Company operated Garcia's restaurant.

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

COMPETITION

         The restaurant business is highly competitive and the success of any restaurant depends to a great extent upon the services it supplies and its location. The Company's seafood restaurants compete primarily with other local seafood restaurants and to a lesser extent, with local restaurants serving a more general fare. The principal national competition to the Company's seafood restaurants is the Red Lobster restaurant chain. This chain has substantially greater resources than the Company. The Company's Florida seafood restaurants also face competition from Shells seafood restaurants operating in their area. There are other restaurants in the mall and in the vicinity of the mall where the Company is now operating a Garcia's restaurant, all of which supply competition to the Company's Garcia's unit. Although there are no Mexican style restaurants in the mall, there are other Mexican style restaurants in the area. Typical "chain" competitors, all of which are affiliated with better established and more prominent national chains, are the Friendly Ice Cream chain, Ruby Tuesdays and TGI Fridays. There can be no assurance that the Company's units will be able to successfully compete with any of such other restaurants.

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

         Each of the Company's New Jersey and Florida restaurants holds a state liquor license and is subject to the liquor licensing laws of New Jersey or Florida (depending on location). Management regards the aggregate and per claim liability insurance which it carries to be adequate for the nature of its operations taking into account the fact that it serves liquor at each location.

EMPLOYEES

         The Company maintains its administrative employees at its executive offices including its principal officers (see "Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act"), secretarial and bookkeeping personnel. Each of the Company's seafood restaurant units employs a general manager, two assistant managers and between 40 and 130 other employees to serve as waitresses, waiters, busboys, bartenders, cooks, dishwashers, kitchen help, hostesses and cashiers (some on a part-time basis). The Company's Garcia's restaurant employs approximately 40 employees serving similar functions. The Company also presently employs three area supervisors, each responsible for certain of the Company's restaurants. Managerial candidates are recruited for the Company's restaurants from hotel and restaurant management schools, restaurant recruiting agencies, through advertising in restaurant management magazines and by promotion from within the Company's own organization. At January 31, 1999, the Company had a total of approximately 415 employees (including part-time workers). The Company is not a party to any collective bargaining agreements and has enjoyed satisfactory employee relations since inception.


ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's executive and administrative offices are located in an approximately 4,000 square foot two story Company owned building of cinder block construction at 62 Broadway, Point Pleasant Beach, New Jersey.

         See Item 1 herein for a description of the Company's operating restaurants.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceeding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the quarter ended January 31, 1999.

                            CHEFS INTERNATIONAL, INC.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS


         The Common Stock was listed on the NASDAQ Stock Market Small Cap System under the symbol "CHEF" until the close of business on December 16, 1998 when it was delisted because of the failure of the Common Stock to maintain a closing bid price at or above $1.00 per share. Commencing December 17, 1998, the Common Stock has been traded on the OTC Bulletin Board under the symbol "CHEF."

                  Quarter                        Bid Prices
                  Ended                     --------------------
                                              High          Low

                  April 27, 1997            $ .65625    $  .5625
                  July 27, 1997             $   .625    $    .50
                  October 26, 1997          $   1.00    $  .5625
                  January 25, 1998          $ .90625    $ .53125

                  April 26, 1998            $  .9375    $ .46875
                  July 26, 1998             $   .875    $   .625
                  October 25, 1998          $   1.25    $   .625
                  October 26
                   through
                  December 16, 1998         $ .90625    $ .71875

                  OTC BULLETIN BOARD TRADING

                  December 17, 1998
                   through
                  January 31, 1999          $ .71875    $   .625

         The above quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. They do not necessarily represent actual transactions.

         At April 30, 1999, the number of record holders of the Common Stock was 6,853. Such number of record owners was determined from the Company's shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

         Pursuant to the Company's Term Loan Agreement with First Union National Bank, the Company is restricted during the period any loans are outstanding under such agreement from paying dividends on any of its outstanding stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         The Company currently operates eight restaurants in Florida and New Jersey. The three Florida restaurants trade under the name of Jack Baker's Lobster Shanty and offer a predominantly seafood menu. The five New Jersey restaurants include three Jack Baker's Lobster Shantys and Jack Baker's Wharfside restaurant, which feature a seafood menu and Garcia's, the Company's Mexican restaurant. At the end of the third quarter, the Company closed its Belmar, New Jersey restaurant because of unsatisfactory operating results. The Company operated nine restaurants, including Belmar, for all of fiscal 1998. The statement of operations for fiscal 1999 was comprised of 53 weeks as compared to 52 weeks for fiscal 1998.

RESULT OF OPERATIONS

         Sales for the 53 weeks ended January 31, 1999 were $18,693,700, an increase of $596,600 or 3.3%, as compared to $18,097,100 for the 52 weeks ended January 25, 1998. The extra week of sales accounted for approximately $260,000 of the increase and the Belmar restaurant, which did not operate during the fourth quarter of fiscal 1999, had sales of $147,900 during the fourth quarter of 1998. The increase in sales this year occurred in the New Jersey restaurants primarily as a result of good weather and a successful renovation of the Toms River restaurant which enjoyed a 16% sales increase over last year. Customer counts for the chain were less than 1% higher in fiscal 1999 while the customer check average increased by approximately 2.8%.

         Gross profit was 67.1% of sales for fiscal 1999 as compared to 67.2% of sales for fiscal 1998. The slight decrease can be attributed entirely to higher liquor costs. Management instituted a modest liquor price increase in August 1998 to offset some of the higher costs. Overall food costs were unchanged versus the prior year. While some food products did increase in cost during fiscal 1999, management was able to offset those increases by raising selective menu item prices and adjusting the menu meal mix to highlight lower cost items.

         Payroll and related expenses were 29.9% of gross sales for fiscal 1999 compared to 30% for 1998. The sales increase offset the effects of higher salaries and health and worker's compensation costs. Other operating expenses were 20.5% of sales for fiscal 1999 versus 21.7% in 1998. The primary components of the improvement were the increase in sales, the closure of the Belmar
restaurant,   and  lower  miscellaneous  operating  expenses  resulting  from  a reduction in the overhead costs of maintaining the Company corporate food freezers.

         Depreciation and amortization expenses were $12,600 higher than fiscal 1998 due primarily to capital expenditures of $650,000 at the Vero Beach, Florida and Toms River, New Jersey restaurants offset by a decrease in depreciation expense at the Wharfside restaurant due to the expiration (fully depreciated) of a large portion of the costs associated with rebuilding the restaurant after a 1987 fire. The Vero Beach restaurant real property was purchased during the fourth quarter of fiscal 1999 for $1,189,000, inclusive of closing costs of $89,000 from a partnership, the principal partner of which is the Chapter 11 Trustee of the Bankruptcy Estate of Robert E. Brennan. During fiscal 1999, the Company expended approximately $224,200 to complete the renovation of the interior of the Toms River restaurant and to build a seasonal outdoor dining area.

         General and administrative expenses were $119,000 less in fiscal 1999 versus 1998 primarily due to a reduction of $61,300 in legal expenses, lower insurance costs of $18,000 and a reduction in annual report costs of $28,500.
Legal expenses were higher in fiscal 1998 primarily due to $100,000 in legal costs associated with a lawsuit brought against the Company's directors which was dismissed in September 1997. The Company did not print annual reports during fiscal 1999.

         The loss on the closing of the Belmar restaurant consists primarily of the loss associated with the abandonment of fixed assets totaling $43,700 and rent payments of $25,900 which were required to be paid through February 28, 1999.

         Interest expense was $12,900 higher in fiscal 1999 primarily because of the interest expense associated with a May 1998 $124,000 five year term loan used to partially fund the purchase of a property next to the Toms River restaurant and with a November 1998 $880,000 first mortgage used to partially fund the purchase of the Vero Beach property. Interest income was $20,000 higher in fiscal 1999 due to interest collected on notes associated with the February 1997 sale of the Company's Mister Cookie Face ("MCF") ice cream subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's ratio of current assets to current liabilities was 1.32:1 at January 31, 1999, compared to 1.20:1 at the end of fiscal 1998. Working capital was $653,200 at the end of fiscal 1999 versus $465,100 at the end of the prior year. During the year ended January 31, 1999, net cash decreased by $264,100. Net cash provided from operating activities was $1,217,200. The primary changes in assets and liabilities were a reduction of $287,700 in accounts payable due to fiscal 1999's profitability and an increase of $104,100 in accrued liabilities primarily due to a successful holiday gift certificate promotion. Investing activities during fiscal 1999 resulted in a net cash outflow of $1,070,400. Capital expenditures totaled $2,079,400 with the major components including $1,188,500 associated with the purchase of the Vero Beach restaurant property, $166,000 to purchase the Toms River property, approximately $224,200 to complete the Toms River restaurant interior renovation and build the outdoor dining area and the balance of $500,000 spent on routine restaurant improvements. Investing inflows included payments of $240,800 by MCF on notes and capital leases (leases paid off during the third quarter) receivable from the February 1997 sale. During the third quarter of fiscal 1999, MCF requested a restructuring of the terms of the notes it owes to the Company. Management has not yet agreed to new terms and MCF was in arrears at January 31, 1999 in the payment of approximately $37,800 of its indebtedness to the Company. MCF continues to make partial payments of such indebtedness including months where the original terms called for interest only. Financing activities netted a cash outflow of $410,800 as a result of new debt proceeds totaling $349,000 offset by debt repayments of $759,800. The new debt included the $124,000 bank loan incurred for the Toms River property purchase and $225,000 in advances under the Company's $500,000 bank line of credit for inventory purchases, leaving an available balance of $275,000 at year end. The line was renewed in June of 1998 and increased from $350,000 to $500,000.

         During fiscal 1998, net cash increased by $98,700. Fiscal 1998 cash provided by operating activities was $847,300 with the primary component being an increase in inventories of $113,700. Investing activities had a net outflow of $303,000 resulting primarily from capital expenditures of $790,700 for restaurant improvements including approximately $425,000 for the Vero Beach and Toms River restaurants, offset by $670,500 received from MCF. Net cash outflows from financing activities in fiscal 1998 were $445,700 resulting from debt repayment of $1,295,600 offset by new debt proceeds of $850,000 which included a December 1997 $525,000 five-year term loan, a portion of which was used to partially finance the Toms River renovation, and $325,000 in borrowings under the Company's $350,000 bank line of credit used for inventory purchases.

         At the end of fiscal 1999, the Company was in compliance with all of the covenants under its Loan Agreement with its primary bank, First Union. At the end of fiscal 1998 the Company was not in compliance with one of the covenants by failing to maintain the requisite funds Flow Coverage Ratio. However, First Union granted a waiver of its right to declare a default under the Loan Agreement.

         Subsequent to the year ended January 31, 1999 the Company entered into a contract to sell the Belmar liquor license to an unaffiliated buyer for $150,000 cash pending approval by the Belmar, New Jersey municipal and New Jersey state liquor board authorities.

         Management anticipates that funds from operations, the liquor license sale proceeds, and the bank line of credit will be sufficient to meet obligations in fiscal 2000, including projected capital expenditures of approximately $535,000. Those capital expenditures include approximately $80,000 for Y2K expenses including computers and phone systems, $55,000 for one restaurant point of sale system that may need to be replaced and $400,000 for routine restaurant improvements. A majority of the capital expenses are expected to occur during the second and third quarters.

YEAR 2000

         Commencing in 1997, the Company began a review of its restaurant and corporate computer systems to identify potential problems with the "Year 2000 Issue" ("Y2K"). As a result of that review, it was determined that certain systems would require remediation, specifically, the corporate main frame computer, various restaurant point of sale systems (POS) and personal computers ("PC"s) used throughout the Company.

         At January 31, 1999, the Company was at various stages of completion of the remediation process. The main frame software programming changes have been completed and final testing will occur in May 1999. Mainframe Y2K expenditures to date have not been material and have been expensed as incurred. The restaurant POS process, including those systems not affected by Y2K issues, is 63% compliant and vendors for the impacted systems indicate that fixes should be available during the second quarter of calendar 1999. It is anticipated that the cost of such fixes will not be material and will be expensed as incurred and funded from operating cash flows. The Company is in the final stages of the bid process to replace non-compliant corporate PCs. It is anticipated that the new PCs will be in place sometime during the third quarter ending October 31, 1999 and the cost is estimated to be $50,000 which will also be funded out of operating cash flows.

         Additionally, the Company contacted its various suppliers of goods and services regarding their compliance with Y2K issues. Although the Company is unable to verify the Y2K readiness of all third party vendors, the Company believes that there are multiple vendors of goods and services it receives from its suppliers and the risk of non-compliance with Y2K by any of its suppliers is minimal. To date, several key vendors such as payroll/human resources, credit card processors, the major food and liquor suppliers, and various public utility companies have indicated that they are or will be compliant. At least 50% of the remaining vendors contacted have indicated in writing that they will be Y2K compliant or that they will not be affected.

INFLATION

         It is not possible for the Company to predict with any accuracy the effect of inflation upon the results of its operations in future years. The price of food is extremely volatile and projections as to its performance in the future vary and are dependent upon a complex set of factors.


ITEM 7.  FINANCIAL STATEMENTS

         Attached.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         See Item 1, "Developments Since the Beginning of the Last Fiscal Year" as to the replacement of Moore Stephens P.C. ("Moore Stephens") as the Company independent accountants for the audit of its financial statements for the fiscal year ended January 31, 1999 with the certified public accounting firm of Edward Isaacs & Company LLP. The latter firm has rendered its audit opinion with respect to the Company's consolidated balance sheet as of January 31, 1999 and the related consolidated statement of operations, stockholders equity, and cash flows for each of the two fiscal years in the period ended January 31, 1999 contained in this report.

         Moore Stephens' report with respect to the Company's financial statements for the two fiscal years ended January 25, 1998 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

         The agreement to replace Moore Stephens and to retain a new principal independent accounting firm was approved by the Company's audit committee and by its board of directors.

         During the two most recent fiscal years ended January 25, 1998, there were no disagreements between the Company and Moore Stephens on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Moore Stephens, would have caused it to make a reference to the subject matter of the disagreement in connection with its report.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                           YEAR ENDED JANUARY 31, 1999

                                TABLE OF CONTENTS

                                                               Page
                                                               ----

FINANCIAL STATEMENTS:

   Independent Auditors' Report                                 F-1

   Consolidated Balance Sheet - January 31, 1999               F-2-3

   Consolidated Statements of Operations -
      Years Ended January 31, 1999 and January 25, 1998         F-4

   Consolidated Statements of Stockholders' Equity -
      Years Ended January 31, 1999 and January 25, 1998         F-5

   Consolidated Statements of Cash Flows
      Years Ended January 31, 1999 and January 25, 1998         F-6

   Notes to Consolidated Financial Statements                 F-7-17

                          INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors
Chefs International, Inc. and Subsidiaries
Point Pleasant, New Jersey



We have audited the accompanying consolidated balance sheet of Chefs International, Inc. and subsidiaries as of January 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two fiscal years in the period ended January 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financials statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chefs International, Inc. and subsidiaries as of January 31, 1999, and the consolidated results of their operations and their cash flows for each of the two fiscal years in the period ended January 31, 1999, in conformity with generally accepted accounting principles.



April 26, 1999

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                JANUARY 31, 1999



                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                    $   871,950
     Investments                                      400,000
     Miscellaneous receivables                         71,278
     Inventories                                      995,647
     Due on sale of discontinued operations
         from related party                            68,355
     Assets held for sale                             135,000
     Prepaid expenses                                 157,472
                                                  -----------

             TOTAL CURRENT ASSETS                   2,699,702
                                                  -----------

PROPERTY, PLANT AND EQUIPMENT, at cost             19,747,731

Less: Accumulated depreciation                      7,322,169
                                                  -----------

             PROPERTY, PLANT AND EQUIPMENT, net    12,425,562
                                                  -----------

OTHER ASSETS:
     Investments                                      534,000
     Goodwill - net                                   502,580
     Liquor licenses - net                            544,233
     Due on sale of discontinued operations
         from related party                           211,149
     Equity in life insurance policies                458,600
     Due from related party                             2,427
     Other                                             22,482
                                                  -----------

             TOTAL OTHER ASSETS                     2,275,471
                                                  -----------

                                                  $17,400,735
                                                  ===========


See notes to consolidated financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                                JANUARY 31, 1999



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes and mortgages payable              $    586,342
     Accounts payable                              657,363
     Accrued payroll                                91,328
     Accrued expenses                              370,548
     Other liabilities                             321,263
     Income taxes payable                           19,700
                                              ------------

             TOTAL CURRENT LIABILITIES           2,046,544
                                              ------------

NOTES AND MORTGAGES PAYABLE                      1,442,470
                                              ------------

OTHER LIABILITIES                                  486,404
                                              ------------

STOCKHOLDERS' EQUITY:
     Capital stock - common $.01 par value,
         Authorized 15,000,000 shares,
         Issued and outstanding 4,488,369           44,884
     Additional paid-in capital                 32,304,485
     Accumulated deficit                       (18,924,052)
                                              ------------

             TOTAL STOCKHOLDERS' EQUITY         13,425,317
                                              ------------

                                              $ 17,400,735
                                              ============


See notes to consolidated financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                YEARS ENDED JANUARY 31, 1999 AND JANUARY 25, 1998



                                                 1999            1998
                                             ------------    ------------

SALES                                        $ 18,693,692    $ 18,097,100

COST OF GOODS SOLD                              6,141,920       5,943,083
                                             ------------    ------------

         GROSS PROFIT                          12,551,772      12,154,017
                                             ------------    ------------

OPERATING EXPENSES:
     Payroll and related expenses               5,582,361       5,424,262
     Other operating expenses                   3,840,887       3,929,281
     Depreciation and amortization              1,014,895       1,002,238
     General and administrative expenses        1,749,789       1,868,706
     Loss on closing of restaurant                 93,909              --
                                             ------------    ------------

         TOTAL OPERATING EXPENSES              12,281,841      12,224,487
                                             ------------    ------------

         INCOME (LOSS) FROM OPERATIONS            269,931         (70,470)
                                             ------------    ------------

OTHER INCOME (EXPENSE):
     Interest expense                            (128,132)       (115,181)
     Interest income                              169,393         149,399
                                             ------------    ------------

         OTHER INCOME, NET                         41,261          34,218
                                             ------------    ------------

         INCOME (LOSS) BEFORE INCOME TAXES        311,192         (36,252)

PROVISION FOR INCOME TAXES                         20,600              --
                                             ------------    ------------

         NET INCOME (LOSS)                   $    290,592    $    (36,252)
                                             ============    ============

BASIC INCOME (LOSS) PER COMMON SHARE         $        .06    $       (.01)
                                             ============    ============


See notes to consolidated financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                YEARS ENDED JANUARY 31, 1999 AND JANUARY 25, 1998



                                                Capital       Additional                        Total
                                 Number         Stock          Paid-in        Accumulated   Stockholders'
                                of Shares      Par Value       Capital          Deficit         Equity
                               ------------   ------------   ------------    ------------    ------------

BALANCE at January 26, 1997       4,488,291   $     44,883   $ 32,304,486    $(19,178,392)   $ 13,170,977

Fractional shares conversion             56             --             --              --              --

Net loss                                 --             --             --         (36,252)        (36,252)
                               ------------   ------------   ------------    ------------    ------------

BALANCE at January 25, 1998       4,488,347         44,883     32,304,486     (19,214,644)     13,134,725

Fractional shares conversion             22              1             (1)             --              --

Net income                               --             --             --         290,592         290,592
                               ------------   ------------   ------------    ------------    ------------

BALANCE at January 31, 1999       4,488,369   $     44,884   $ 32,304,485    $(18,924,052)   $ 13,425,317
                               ============   ============   ============    ============    ============


See notes to consolidated financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                YEARS ENDED JANUARY 31, 1999 AND JANUARY 25, 1998

                                                                                      1999            1998
                                                                                   -----------    -----------
OPERATING ACTIVITIES:
     Net income (loss)                                                             $   290,592    $   (36,252)
     Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
           Depreciation and amortization                                             1,014,895      1,002,238
           Loss on closing of restaurant                                                93,909             --
           Loss on disposal of assets                                                    2,045          6,558
                                                                                   -----------    -----------

              CASH PROVIDED BY OPERATIONS                                            1,401,441        972,544

           Increase  (decrease)  in cash  attributable  to changes in assets and liabilities:
                  Miscellaneous receivables                                             (5,050)        (7,942)
                  Inventories                                                           43,556       (113,740)
                  Prepaid expenses                                                     (58,925)       (10,038)
                  Accounts payable                                                    (287,704)       (22,179)
                  Accrued expenses and other liabilities                               104,144         28,699
                  Income taxes payable                                                  19,700             --
                                                                                   -----------    -----------

              NET CASH PROVIDED BY OPERATING ACTIVITIES                              1,217,162        847,344
                                                                                   -----------    -----------

INVESTING ACTIVITIES:
     Capital expenditures                                                           (1,199,438)      (790,701)
     Proceeds from sale of restaurant assets                                               800            430
     Loss on closing of restaurant                                                     (49,386)            --
     Sale or redemption of investments                                                 196,000        160,000
     Purchase of investments                                                          (249,000)      (250,000)
     Proceeds from notes receivable - discontinued operations - related party          240,803        670,544
     Equity in life insurance policies                                                 (52,162)       (48,032)
     Other assets                                                                       41,937        (45,246)
                                                                                   -----------    -----------

              NET CASH USED IN INVESTING ACTIVITIES                                 (1,070,446)      (303,005)
                                                                                   -----------    -----------

FINANCING ACTIVITIES:
     Repayment of debt                                                                (759,829)    (1,295,655)
     Proceeds from debt                                                                349,000        850,000
                                                                                   -----------    -----------

              NET CASH USED IN FINANCING ACTIVITIES                                   (410,829)      (445,655)
                                                                                   -----------    -----------

              NET (DECREASE) INCREASE IN CASH AND
                  CASH EQUIVALENTS                                                    (264,113)        98,684

CASH AND CASH EQUIVALENTS at beginning                                               1,136,063      1,037,379
                                                                                   -----------    -----------

              CASH AND CASH EQUIVALENTS at end                                     $   871,950    $ 1,136,063
                                                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                                                 $   122,819    $   113,399
                                                                                   ===========    ===========

     Income taxes paid                                                             $       900    $        --
                                                                                   ===========    ===========

NONCASH TRANSACTIONS:
     In fiscal 1999 the Company acquired the Vero Beach property and restaurant for $1,188,507, payable $308,587 in cash and a $880,000 mortgage.

See notes to consolidated financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

         Business:

         Chefs International, Inc. and its subsidiaries (the "Company") operate seven seafood restaurants, located in New Jersey and Florida, generally under the trade name, "Lobster Shanty". The Company also operates Garcia's, a franchised Mexican restaurant in New Jersey.

         Principals of Consolidation:

         The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

         Concentrations of Credit Risk:

         The Company maintains cash balances at several financial institutions in New Jersey and Florida. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured cash balances totaled approximately $632,000.

         Cash and Cash Equivalents:

         Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.

         Investments:

         Investments consist of certificates of deposit stated at actual cost, which approximates market value and are classified as current or long-term based on maturities at the balance sheet date. At January 31, 1999, investments include $35,000 representing the estimated fair value of 5% of the stock of the Mr. Cookie Face, a business segment the Company sold to a related party in 1997 (see Note 5).

         Inventories:

         Inventories consist of food, beverages and supplies. Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market.

         Property, Plant and Equipment and Depreciation:

         Property, plant and equipment are carried at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method ranging from 3 to 40 years.

         Goodwill:

         Goodwill represents cost in excess of fair value of businesses acquired and is being amortized over an estimated useful life of 40 years under the straight-line method.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES (Continued)

         Impairment:

         Certain long-term assets of the Company, including goodwill, liquor licenses and property, plant and equipment, are reviewed at least annually as to whether their carrying value has become impaired. This evaluation is done by comparing the carrying value of the asset to the value of the projected discounted net cash flow from related operations. Impairment, if any, is measured by the amount that the carrying value of the asset exceeds the fair value usually measured by projected discounted net cash flow.

         Management also re-evaluates annually the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of January 31, 1999, management expects these assets to be fully recoverable.

         Liquor Licenses:

         Liquor licenses are amortized over 40 years under the straight-line method.

         Use of Estimates:

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

         Income Taxes:

         The Company uses the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

         Advertising:

         The Company expenses advertising costs as incurred. Advertising costs for fiscal 1999 and 1998 were $541,464 and $548,355, respectively.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       INVENTORIES

         Inventories consist of the following:

         Food                                                $   522,253
         Beverages                                               104,301
         Supplies                                                369,093
                                                             -----------

              Totals                                         $   995,647
                                                             ===========

3.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

         Land                                                $ 3,262,159
         Buildings and improvements, including leaseholds     14,629,266
         Furniture and equipment                               1,696,460
         Construction in progress                                 57,011
         China, glassware and utensils (a)                       102,835
                                                             -----------

                                                             $19,747,731
                                                             ===========

         (a) Carried at original cost for each restaurant. All replacement purchases are charged to expense as incurred.

         Depreciation expense was $964,590 and $950,161 for fiscal 1999 and 1998, respectively.

4.       INTANGIBLE ASSETS

         Intangible assets consist of:

                                                           Liquor
                                            Goodwill       Licenses
                                          ------------   ------------
         Cost                             $    949,820   $    837,307
         Less: Accumulated amortization        447,240        293,074
                                          ------------   ------------

                                          $    502,580   $    544,233
                                          ============   ============


         Amortization expense was $51,138 and $52,077 for fiscal 1999 and 1998, respectively.

         The liquor license for the Company's Belmar restaurant, which was closed during fiscal 1999, is included in the accompanying consolidated balance sheet as asset held for sale. The offers in all of the negotiations for the sale of the license are in excess of its recorded value.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       DUE ON SALE OF DISCONTINUED OPERATIONS FROM RELATED PARTY

         On February 20, 1997 (as of January 26, 1997), the Company sold 95% of the common stock of Mr. Cookie Face ("MCF"), its ice cream production segment, to a director for an aggregate purchase price of $1,600,000, consisting of a $500,000 cash payment and three notes totaling $1,100,000. The first note for $100,000 was due on or before March 24, 1997, the second note for $500,000, is due in installments through July 1, 2000, and the third note for $500,000 is due on or before February 20, 2004, with mandatory prepayments based on MCF's cash flow. The notes are secured by a first lien on all of MCF's assets, however, the Company has agreed to subordinate the loans up to $1,750,000 for additional financing obtained by the purchaser. Based on the estimated present value of the payments, management recorded a valuation allowance of $601,050 against the second and third notes. During fiscal 1999, MCF requested a restructuring of the terms of the second and third notes. As of January 31, 1999 management has not yet agreed to the restructuring terms but has permitted MCF to make partial payments until a restructured agreement is finalized.

         Cash receipts for these notes are applied to principal and interest based on the discounted note payment schedules, which resulted in an additional $40,000 of interest income being recognized in fiscal 1999, and have been applied as follows for fiscal 1999 and 1998:

                                                      January 31,         January 25,
                                                        1999                 1998
                                                  ----------------      ---------------

          Interest income                         $         78,541      $        58,480
                                                  ================      ===============

          Average recorded investment in loans    $        326,222      $       398,950
                                                  ================      ===============

          Cash basis interest income              $         79,427      $        54,883
                                                  ================      ===============

          Valuation Allowance                     $        561,050      $       601,050
                                                  ================      ===============

6.       NOTES AND MORTGAGES PAYABLE

         Mortgage payable in monthly installments of $8,319,
         inclusive of interest at 7.82%, through November 2008,
         collateralized by real estate located in Vero Beach, Florida                       $   876,348

         Mortgage payable in various monthly installments to amortize the mortgage at the rate of  $105,000  annually,  through  December  2002  with  interest  at 9.25%,
         collateralized by real estate located in Toms River,  New Jersey                       420,000

         Mortgage  payable in  monthly  installments  of $2,067  through  May 2003,  plus interest at LIBOR plus  2.25%,  collateralized  by real  estate  located in Toms
         River, New Jersey                                                                      107,467
                                                                                            -----------

            Carried forward                                                                 $ 1,403,815
                                                                                            -----------

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       NOTES AND MORTGAGES PAYABLE (Continued)

         Brought forward                                                                        $       1,403,815

         Note payable in various monthly installments to amortize the note at the rate of
         $200,000   annually   through   November  15,  2000,  with  interest  at  7.51%,
         collateralized by real estate located in Point Pleasant Beach, New Jersey                        399,997

         Line  of  credit  due  June  30,  1999,  with  interest  at  LIBOR  plus  2.25%,
         collateralized by real estate located in Point Pleasant Beach, New Jersey                        225,000
                                                                                                 -----------------

                                                                                                         2,028,812
          Less: Current maturities                                                                         586,342
                                                                                                 -----------------

                                                                                                 $       1,442,470
                                                                                                 =================

         Annual maturities for fiscal years 2001 through 2004 are $364,087, $166,707, $169,746 and $51,492, respectively.

         At January 31, 1999 LIBOR and the prime rate were 5.08% and 7.75%, respectively, and the weighted average interest rate for short-term borrowings was 7.33%. The unused amount under the line of credit at January 31, 1999 was $275,000.

         All of the Company's mortgages and loans are with the same financial institution. The loan covenant governing the borrowings includes, among other items, requirements relating to tangible net worth, capital expenditures, working capital components and restrictions on dividends.

7.       TRANSACTIONS WITH RELATED PARTIES

         A principal stockholder of the Company is the principal owner of a partnership which leased the Vero Beach restaurant to the Company. In October 1998 the Company acquired the property for $1,100,000. Total rent expense was $90,000 and $120,000 for fiscal 1999 and 1998, respectively.

         A director  purchased  95% of a subsidiary  as of January 26, 1997 (see
         Note 5).

         The Company has a retirement agreement with a director/former employee (see Note 8).

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       RETIREMENT PROGRAMS

         The Company has a non-qualified supplemental retirement program which provides life insurance to certain eligible employees. The Company is the owner of all cash values of the policies. The death benefit is split, reimbursing the Company for premiums paid with the balance paid to the beneficiary designated by the employee. Employees vest in the program after ten years, with the option to take ownership of the policy at that time or let the Company continue to fund the policy for an additional 5 years. The Company has recorded, as a long-term asset in the accompanying balance sheet, its equity in life insurance for premiums advanced and has included in other long-term liabilities the Company's estimated liability for the amount of the equity in life insurance which the Company will be required to turn over to employees.

         Additionally, the Company has an agreement with a director/former employee which provides for the payment of $20,000 per year through 2007. The discounted present value of this agreement is included in other long-term liabilities. The amount has been partially insured with a life insurance contract owned by the Company.

         The Company's expense for these plans was $46,253 and $56,129, for fiscal 1999 and 1998, respectively.

9.       COMMITMENTS AND CONTINGENCIES

         The Company leases a restaurant, parking lot and equipment under operating leases expiring at various times through the year 2008.

         Minimum future rental payments under noncancelable operating leases as of January 31, 1999, are as follows:

                 Year Ending January

                         2000                             $         126,256
                         2001                                       114,114
                         2002                                       123,870
                         2003                                       138,398
                         2004                                       118,017
                      Thereafter                                    462,233
                                                          -----------------

                                                          $       1,082,888
                                                          =================

         Rent expense was $389,612 and $434,347, for fiscal 1999 and 1998, respectively.

         The Company has employment agreements terminating January 2000 with two employee/directors for annual amounts ranging from $92,800 to $160,000. These agreements provide for lump sum payments in the event of the termination of the employee/directors without cause or a change in control of the Company, as defined, for a portion of the unexpired term of the contracts.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      EARNINGS PER SHARE

         Effective January 25, 1998 the Company adopted SFAS No. 128, "Earnings Per Share", which established standards for computing and presenting both basic and diluted earnings per share. The weighted average number of shares outstanding used to compute basic earnings per share for fiscal 1999 and basic loss per share for fiscal 1998 was 4,488,369 and 4,488,347, respectively. Stock options to purchase 249,060 shares in fiscal 1999 were outstanding, but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares, and therefore the effect would be anti-dilutive. Stock options to purchase 249,060 shares in fiscal 1998 were outstanding but were not included in the computation of diluted loss per share because the effect would be anti-dilutive.

11.      STOCK OPTIONS

         Under its 1982 Incentive Stock Option Plan, the Company was permitted to grant key executives stock options through June 1992. Under the plan, an aggregate of 55,556 shares of common stock were reserved for issuance. Options vested immediately and were exercisable over a period of five or ten years. As of January 31, 1999 options for 36,560 shares were outstanding. The options expire November 1999.

         In October 1994 and 1995, the Company's stockholders approved grants of 216,667 and 300,000 non-qualified options to directors of the Company. The exercise prices for the 1994 and 1995 grants were $3.75 and $3.00, respectively. The options granted in both years vested immediately and were exercisable over five years. As part of the sale of Mister Cookie Face (see Note 5), a director forfeited 304,167 options issued in 1994 and 1995.

         The Company utilizes the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" and applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock option plans. Under APB No. 25, because the exercise prices of the Company's employee stock options are equal to or greater than the market prices of the underlying Company stock on the date of grant, no compensation expense is recognized. Since the options issued were for past service, there would have been no effect on net income for 1999 and 1998 if the options had been recorded at fair value under SFAS No. 123.

         Summary of stock option activity is as follows:

                                                         1999                        1998
                                             --------------------------  -----------------------------
                                                             Weighted                      Weighted
                                                             Average                       Average
                                                             Exercise                      Exercise
                                                Shares         Price         Shares         Price
                                             -------------   ----------  --------------  -------------

         Outstanding - beginning of year           249,060        $3.19         256,839         $ 3.13
         Granted or sold during the year                 -            -               -              -
         Canceled during the year                        -            -          (7,779)         0.984
         Expired during the year                         -            -               -              -
         Exercised during the year                       -            -               -              -
                                             -------------   ----------  --------------  -------------

           Outstanding - end of year               249,060        $3.19         249,060         $ 3.19
                                             =============   ==========  ==============  =============

           Exercisable - end of year               249,060        $3.19         249,060         $ 3.19
                                             =============   ==========  ==============  =============

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.      STOCK OPTIONS (Continued)

         The following table summarizes stock option information as of January 31, 1999:


                                                                           Weighted-Average
                                                                              Remaining           Weighted-Average
                  Range of Exercise Prices                  Shares         Contractual Life        Exercise Price
          ------------------------------------------    --------------   ---------------------   ------------------

          $             0.984                                $ 36,560          .7 Years          $           0.984
          $     3.00 to $3.75                                 212,500          .9 Years                      3.570
                                                        -------------        ----------          ------------------

                                                            $ 249,060          .9 Years          $           3.190
                                                        =============                            ==================

12.      INCOME TAXES

         The significant components of deferred tax assets and liabilities as of January 31, 1999 are as follows:

         Deferred Tax Assets:
          Tax loss carryforwards                              $ 3,726,000
          Capital loss carryforwards                              215,000
          Other                                                    86,000
                                                       ------------------

             Totals                                             4,027,000
                                                       ------------------

        Deferred Tax Liabilities:
         Depreciation                                             249,000
         Valuation reserves                                       230,000
                                                       ------------------

             Totals                                               479,000
                                                       ------------------

        Net Deferred Tax Assets                                 3,548,000
        Less: Valuation allowance                               3,548,000
                                                       ------------------

                                                       $                -
                                                       ==================

         As of January 31, 1999 the valuation allowance reduces the net deferred tax asset to zero. The net change in the valuation allowance was $102,000 for fiscal year 1999. The change in fiscal 1999 was primarily due to the utilization of tax loss carryfowards.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




12.      INCOME TAXES (Continued)

         The Company used approximately $567,000 and $230,000 of operating loss carryforwards in fiscal 1999 and 1998, respectively. The tax effect was as follows:

                                              1999           1998
                                         ------------    ------------

         Federal:
           Income tax expense            $    182,000    $     73,000
           Operating loss carryforward       (182,000)        (73,000)
                                         ------------    ------------

              Total                      $         --    $         --
                                         ============    ============

         State:
           Income tax expense            $     44,000    $     18,000
           Operating loss carryforward        (23,400)        (18,000)
                                         ------------    ------------

              Total                      $     20,600    $         --
                                         ============    ============


         The  Company  has  available  at  January  31,  1999,   operating  loss
         carryforwards as follows:


              Year of Expiration
              ------------------

                   2000                                   $  1,104,930
                   2001                                      1,565,887
                   2002                                      1,509,463
                   2003                                      2,072,345
                   2004                                      2,942,316
                   2005                                        472,062
                   2006                                        220,595
                   2007                                        215,047
                   2008                                        196,704
                   2009                                        155,075
                   2010                                        103,553
                   2011                                        144,559
                   2012                                         88,405
                                                          ------------

                     TOTAL                                $ 10,790,941
                                                          ============

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.    INCOME TAXES (Continued)

       A reconciliation of the Company's effective tax rate to the statutory U.S. Federal tax rate is as follows:

                                                   1999             1998
                                                ----------       ----------

       Federal statutory rate                         34.0  %         (34.0) %
       State taxes net of Federal benefit              5.0             (5.0)
       Valuation allowance change                     28.6                -
       Operating loss carryforwards                  (61.0)            39.0
                                                ----------       ----------

         Effective Rate                                6.6  %             -  %
                                                ==========       ==========

13.    FAIR VALUE

       The following table summarizes the carrying amount and estimated fair value of the Company's significant financial instruments, all of which are held for non-trading purposes.

                                                          January 31, 1999
                                             -----------------------------------------
                                                 Carrying               Estimated
                                                  Amount               Fair Value
                                             -----------------      ------------------

       Long-term investments                       $   534,000         $       534,000
       Related party long-term receivables         $   211,149         $       211,149
       Long-term debt                              $ 1,442,470         $     1,442,470

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

14.    52-53 WEEK PERIOD

       The Company's year end is the last Sunday in January. The statements of operations are comprised of a 53-week period for fiscal 1999, and a 52-week period for fiscal 1998.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.    RECENTLY ISSUED ACCOUNTING STANDARDS

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which becomes effective for the Company's financial statements beginning January 31, 2000. SFAS No. 133 requires a company to recognize all derivative instruments as assets or liabilities in its balance sheet and measure them at fair value. The adoption of SFAS No. 130 will have no impact on the Company's consolidated financial statements.

       The American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use which are effective for the Company's fiscal 2000 financial statements. Adoption of SOP No. 98-1 will have no material effect on the Company's consolidated financial statements.

                            CHEFS INTERNATIONAL, INC.

                                    PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
         AND CONTROL PERSONS; COMPLIANCE WITH
         SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth certain information with respect to each of the directors and executive officers of the Company:

   Name                     Age     Office
   ----                     ---     ------

Anthony Papalia             41      President, Treasurer, Chief
                                    Executive Officer, Chief Financial
                                    Officer and Director

James Fletcher(a)           68      Director

Martin W. Fletcher(a)       46      Secretary and Director

Frank Koenemund             55      Director

Jack Mariucci               59      Director

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

         Jack Mariucci was principally engaged for more than the past five years and until October 1994 as Executive Vice President and Executive Creative
Director of DDB Needham Worldwide - New York. DDB Needham is a global advertising agency with offices in cities throughout the world. Mr. Mariucci was also a member of the New York Management Board of DDB Needham. Since October 1994, Mr. Mariucci has been principally engaged as an independent marketing consultant. He was elected a director of the Company in July 1993. Mr. Mariucci is also a director of International Thoroughbred Breeders, Inc., a publicly owned Delaware corporation which owns Garden State Park in Cherry Hill, New Jersey and the El Rancho Hotel in Las Vegas, Nevada.

COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

         Based solely upon a review of Forms 3 and 4 and on representations that no Forms 5 were required, the Company believes that with respect to fiscal 1999, all Section 16(a) filing requirements applicable to its officers, directors and beneficial owners of more than 10% of its equity securities were timely complied with.


ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information concerning the compensation paid or accrued by the Company during the three fiscal years ended January 31, 1999 to its Chief Executive Officer as well as to any other executive officer of the Company or a subsidiary who earned at least $100,000 during fiscal 1999. During the three-
year period ended January 31, 1999, the Company did not grant any restricted stock awards or have any long-term incentive plan in effect. The Company maintains a non-qualified Supplemental Employee Benefit Program for its officers, supervisors, restaurant managers and assistant managers paying annual contributions ranging from $1,000 to approximately $3,000 per individual. The Program provides life insurance death benefits, disability income benefits and retirement income benefits. James Fletcher is not covered under this Program but the Company agreed that if he remained in its employ until age 65 and left such employ at any time thereafter, the Company would pay him $20,000 annually for the ten year period following such termination of employment or until his death, if he dies prior thereto. The Company partially funded this obligation with an insurance policy paying an annual premium of approximately $5,000 until Mr. Fletcher's retirement at the conclusion of fiscal 1997.

                           SUMMARY COMPENSATION TABLE

                                    Annual Compensation
                                    -------------------
Name and                   Fiscal                      Other Annual
Principal Position         Year     Salary    Bonus    Compensation
------------------         ----     ------    -----    ------------

Anthony Papalia            1999     $150,000  $-0-     $2,088(a)
  President and            1998     $150,000  $-0-     $2,088(a)
  Chief Executive          1997     $150,000  $-0-     $2,088(a)
  Officer

----------
(a) Represents contributions under the Supplemental Employee Benefit
Program.

EMPLOYMENT AGREEMENTS

         At the annual meeting of the Company's stockholders held on December 19, 1995, stockholders ratified employment contracts between the Company and Anthony Papalia as chief executive officer and chief financial officer and between the Company and Martin Fletcher as controller. Each contract expired at the conclusion of the Company's 1999 fiscal year and is automatically renewed on a year by year basis for up to five consecutive additional one-year terms unless either party gives at least six months prior notice that he or it does not desire such renewal. As no such notice was given during fiscal 1999, each contract is currently in its first renewal year. Mr. Papalia's annual salary under the contract was $150,000 and Mr. Fletcher's annual salary under the contract was $87,000 but each individual's salary is subject to automatic increase in each Renewal Year based on increases in the Consumer Price Index. As a result, during fiscal 2000, Mr. Papalia's annual salary was increased to $160,000 and Mr. Fletcher's annual salary was increased to $92,800. If the employment of either individual is terminated other than for cause, he will become entitled to a Severance Payment equal to the amount of his compensation over the balance of the contract term. Each individual is also entitled to terminate his employment and receive a Severance Payment equal to six months salary in the event of a "change of control" of the Company.

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

                  Optionee                          Number of Shares
                  --------                          ----------------

         Anthony Papalia                                54,167
          (President, Treasurer, CEO,
           CFO and Director)

         Martin Fletcher                                54,167
          (Secretary and Director)

         Frank Koenemund                                54,167
          (President of Mr. Cookie Face
           and Director)

         Jack Mariucci                                  54,167
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

         The  following   table  sets  forth  certain   information   concerning
unexercised  options held by Mr.  Papalia.  No options were  exercised in fiscal
1999.

                       1999 FISCAL YEAR-END OPTION VALUES

              Number of Unexercised Options At 1999 Fiscal Year-end
              -----------------------------------------------------

                                                        Value of Unexercised
                                                            In-The-Money
   Name              Exercisable      Unexercisable     Options At 1/31/99(1)
   ----              -----------      -------------     ---------------------

Anthony Papalia        12,223             -0-                   -0-
                       54,167             -0-                   -0-

----------
         (1) The option exercise price exceeded the closing bid price for the Common Stock in the over-the-counter market on the last trading day preceding January 31, 1999.

DIRECTORS' COMPENSATION

         During fiscal 1999, Jack Mariucci, was compensated at a monthly rate of $1,500 for serving as a director. Such compensation is continuing in fiscal 2000. In addition, James Fletcher was paid a monthly director's fee of $1,250 in fiscal 1999, which compensation is continuing in fiscal 2000.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of April 30, 1999 with respect to their ownership of Chefs' Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of Chefs' outstanding Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all directors and executive officers as a group. The percentages have been calculated on the basis of treating as outstanding for a particular holder, all shares of Chefs' Common Stock outstanding on said date and all shares of Common Stock issuable to such holder in the event of exercise or conversion of outstanding options, warrants and convertible securities owned by such holder at said date which are exercisable or convertible within 60 days of such date.

                           Shares of
Name and Address of        Common Stock              Percentage
Beneficial Owner           Beneficially Owned        Ownership
----------------           ------------------        ---------
Directors*
----------

Anthony Papalia               71,390(1)                 2%
James Fletcher                   334                   --

                           Shares of
Name and Address of        Common Stock              Percentage
Beneficial Owner           Beneficially Owned        Ownership
----------------           ------------------        ---------
Directors*
----------

Martin Fletcher               65,167(2)                  1%
Frank Koenemund              233,334                     5%
Jack Mariucci                104,167(3)                  2%

All executive officers
and directors as a group
(five persons)               474,392(1)(2)(3)           10%

OTHER

Donald F. Conway           1,766,557(4)                 39%
Chapter 11 Trustee of
 the Bankruptcy Estate
 of Robert E. Brennan
Druker, Rahl & Fein
200 Canal Pointe Boulevard
Princeton, New Jersey 08540

Michael F. Lombardi,         358,665(5)                  8%
Robert M. Lombardi,
Stephen F. Lombardi,
Joseph Lombardi,
Joseph S. Lombardi,
December `95 Investment
Club, Lombardi & Lombardi,
P.A., and Lombardi &
Lombardi, P.A. Defined
Benefit Plan c/o
Michael F. Lombardi
1862 Oak Tree Road
Edison, New Jersey 08820

----------
*The address of each executive officer and director is c/o the Company, 62 Broadway, Point Pleasant Beach, New Jersey 08742.

         (1) Includes 66,390 shares issuable upon exercise of stock options granted by the Company.
         (2) Includes 65,167 shares issuable upon exercise of stock options granted by the Company.
         (3) Includes 104,167 shares issuable upon exercise of stock options granted by the Company.
         (4) On June 10, 1997, Donald Conway, CPA was appointed as Trustee in the Chapter 11 Bankruptcy proceedings involving Mr. Brennan pending in the United States District Court for the District of New Jersey (Case No. 95-35502). As a result, Mr. Conway in his capacity as Trustee is deemed the beneficial owner of these shares.

         (5) The five individuals, the Investment Club and the firm and Defined Benefit Plan of Lombardi & Lombardi, P.A. (collectively the "Lombardi Group"), have filed a report on Schedule 13D and amendments thereto indicating their ownership of the Company's Common Stock as reflected in the table. The filing parties have indicated in the Schedule 13D that they are all acting separately and not as a group and that their acquisition of the Common Stock is for investment purposes. However, the Lombardi Group offered to purchase the shares owned by Robert E. Brennan which purchase, if consummated, would give the Lombardi Group beneficial ownership of approximately 47% of the outstanding Common Stock and would thereby enable the Lombardi Group to control the Company. To date, the Lombardi Group offer has not been accepted.

         Donald F. Conway in his capacity as Chapter 11 Trustee of the Bankruptcy Estate of Robert E. Brennan may be deemed to be the controlling stockholder of the Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See Item 1 herein, "Developments Since the Beginning of the Last Fiscal Year" as to the Company's purchase in October 1998 of the Vero Beach, Florida real property where it had been operating a Lobster Shanty restaurant since 1979 from a partnership, the principal partner of which was the Chapter 11 Trustee of the Bankruptcy Estate of Robert E. Brennan, and as to Management's acceptance, pending further negotiation, of a modified schedule of installment payments under a promissory note issued to the Company by MCF in connection with the Company sale on February 20, 1997 (as of January 26, 1997) of 95% of the outstanding capital stock of MCF to a director, Frank "Doc" Koenemund.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

3.1               Restated Certificate of Incorporation of the Company

3.2               By-Laws of the Company, as amended(A)

4.1               Specimen Common Stock Certificate(A)

10.1              Monmouth Mall Shopping Center Lease for Garcia's restaurant(B)

10.2 Employment Agreement dated as of December 19, 1995 between Chefs and Anthony Papalia(B)

10.3 Employment Agreement dated as of December 19, 1995 between Chefs and Martin Fletcher(B)

10.4 Stock Option Agreement dated as of October 3, 1994 between Chefs and Anthony Papalia. Substantially similar option agreements were executed by Chefs with Martin Fletcher, Frank Koenemund and Jack Mariucci as of October 3, 1994 for 54,167 shares each at an exercise price of $3.75 per share and as of December 19, 1995 with Frank Koenemund (250,000 shares) and Jack Mariucci (50,000 shares) at an exercise price of $3.00 per share(B)

10.5 Stock Purchase/Sale Agreement as of January 26, 1997 between Chefs and Frank Koenemund concerning the sale of 95% of MCF and the three MCF Promissory Notes (A, B and C) issued thereunder(C)

10.6 Agreement of Sale dated August 1998 between Gourmet Associates and the Company concerning the purchase by the Company of the Vero Beach, Florida Lobster Shanty Restaurant

10.7 Loan Agreement dated October 30, 1998 between the Company and First Union National Bank and the Company's $880,000 Promissory Note issued pursuant thereto for funding utilized by the Company to purchase the Vero Beach, Florida Lobster Shanty Restaurant

16                Letter of the Company's former auditors,  Moore Stephens, P.C.
                  dated  April  6,  1999  as  required  by  Item   304(a)(3)  of
                  Regulation S-B(D)

21 Subsidiaries - The following table indicates the wholly owned subsidiaries of the Company, their respective states of incorporation and the restaurants operated by each

                           State of
Name                       Incorporation    Restaurants
----                       -------------    -----------

Chefs International        Florida          Lobster Shantys -
  Palm Beach, Inc.                          Vero Beach and Jensen
                                            Beach, Florida

Kev, Inc.                  New Jersey       Lobster Shanty -
                                            Pt. Pleasant Beach,
                                            New Jersey

Robbins Parkway            New Jersey       Lobster Shanty - Toms
  Realty Co., Inc.                          River, New Jersey

Hightstown REB, Inc.       New Jersey       Lobster Shanty -
                                            Hightstown, New Jersey

27                Financial Data Schedule

-----------
         (A) Incorporated by reference to exhibit filed with the Company's Registration Statement on Form SB-2 (File no. 33-66936)
         (B) Incorporated by reference to exhibit filed with the Company's annual report on Form 10-K for the fiscal year ended January 28, 1996
         (C) Incorporated by reference to exhibit filed with the Company's current report on Form 8-K for February 20, 1997
         (D) Incorporated by reference to exhibit filed with Amendment No. 1 to the Company's current report on Form 8-K/A for April 1, 1999

         (b)      REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended January 31, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)                                Chefs International, Inc.
                                            -------------------------



By                                          /s/ANTHONY C. PAPALIA
                                            ------------------------------------
                                            Anthony C. Papalia, President,
                                            Principal Executive, financial
                                            and accounting officer and director


Date                                        May 14, 1999
                                            ------------------------------------


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



By /s/ ANTHONY C. PAPALIA                  By /s/ FRANK KOENEMUND
   -----------------------------------        ----------------------------------
       Anthony C. Papalia, Principal              Frank Koenemund, Director
       executive, financial and
       accounting officer and director     Date May 14, 1999
                                                --------------------------------
Date May 14, 1999
     ---------------------------------




By /s/ MARTIN FLETCHER                     By /s/ JACK MARIUCCI
   -----------------------------------        ----------------------------------
       Martin Fletcher, Director                  Jack Mariucci, Director

Date May 14, 1999                          Date May 14, 1999
     ---------------------------------          --------------------------------

By /s/ JAMES FLETCHER
   -----------------------------------
       James Fletcher, Director

Date May 14, 1999
     ---------------------------------

                                 EXHIBIT INDEX


3.1       Restated Certificate of Incorporation of the Company

3.2       By-Laws of the Company, as amended(A)

4.1       Specimen Common Stock Certificate(A)

10.1      Monmouth Mall Shopping Center Lease for Garcia's restaurant(B)

10.2 Employment Agreement dated as of December 19, 1995 between Chef and Anthony Papalia(B)

10.3 Employment Agreement dated as of December 19, 1995 between Chefs and Martin Fletcher(B)

10.4 Stock Option Agreement dated as of October 3, 1994 between Chefs and Anthony Papalia. Substantially similar option agreements were executed by Chefs with Martin Fletcher, Frank Koenemund and Jack Mariucci as of October 3, 1994 for 54,167 shares each at an exercise price of $3.75 per share and as of December 19, 1995 with Frank Koenemund (250,000 shares) and jack Mariucci (50,000 shares) at an exercise price of $3.00 per share(B)

10.5 Stock Purchase/Sale Agreement as of January 26, 1997 between Chefs and Frank Koenemund concerning the sale of 95% of MCF and the three MCF Promissory Notes (A, B and C) issued thereunder(C)


10.6 Agreement of Sale dated August 1998 between Gourmet Associates and the Company concerning the purchase by the Company of the Vero Beach, Florida Lobster Shanty Restaurant

10.7 Loan Agreement dated October 30, 1998 between the Company and First Union National Bank and the Company's $880,000 Promissory Note issued pursuant thereto for funding utilized by the Company to purchase the Vero Beach, Florida Shanty Restaurant

16 Letter of the Company's former auditors, Moore Stephens, P.C. dated April 6, 1999 as required by Item 304(a)(3) of Regulation S-B(D)

21        Subsidiaries  -  The  following   table  indicates  the  wholly  owned
          subsidiaries of the Company, their respective states of incorporation and the restaurants operated by each


                              State of
Name                          Incorporation              Restaurants
----                          -------------              -----------

Chefs International           Florida                    Lobster Shanty -
Palm Beach, Inc.                                         Vero Beach and Jensen
                                                         Beach, Florida

Kev, Inc.                     New Jersey                 Lobster Shanty -
                                                         Pt. Pleasant Beach,
                                                         New Jersey

Robbins Parkway               New Jersey                 Lobster Shanty -
  Realty Co., Inc.                                       Toms River, New Jersey

Highstown REB, Inc.           New Jersey                 Lobster Shanty -
                                                         Highstown, New Jersey

27        Financial Data Schedule

                              EXHIBIT INDEX CONT'D

---------------
          (A) Incorporated by reference to exhibit filed with the Company's Registration Statement on Form SB-2 (File no 33-66936)
          (B) Incorporated by reference to exhibit filed with the Company's annual report on Form 10-K for the fiscal year ended January 28, 1996
          (C) Incorporated by reference to exhibit filed with the Company's current report on Form 8-K for February 20, 1997
          (D) Incorporated by reference to exhibit filed with Amendment No. 1 to the Company's current report on Form 8-K/A for April 1, 1999