Form 10QSB
period 1999-05-02
CHEFS INTERNATIONAL INC
filed 1999-06-16
CIK 201424

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended MAY 2, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT
                                     OF 1934

       For the transition period from _________________ to _______________

                          Commission file number 0-8513
                                                 ------

                            CHEFS INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                    22-2058515
-------------------------------              -----------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

                   62 Broadway, Point Pleasant Beach, NJ 08742
                   -------------------------------------------
                    (Address of principal executive offices)

(Registrant's telephone number, including area code)         (732) 295-0350
                                                         ----------------------


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changes since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements of the past 90 days. Yes  X     No
                                             ---.      ---.


     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                           Outstanding Shares at April 30, 1999
----------------------------               ------------------------------------
Common Stock, $.01 par value                            4,488,369

                            CHEFS INTERNATIONAL, INC.

                                    I N D E X

PART I     FINANCIAL INFORMATION                                  PAGE NO.
           ---------------------                                  --------

           Consolidated Balance Sheet -                            1 - 2
           May 2, 1999

           Consolidated Statements of Operations -                   3
           Three Months Ended May 2, 1999 and
           April 26, 1998

           Consolidated Statements of Cash Flows -                   4
           Three Months Ended May 2, 1999 and
           April 26, 1998

           Notes to Consolidated Financial Statements                5

           Management's Analysis of Three Months' Income           6 - 7
           Statement


PART II    OTHER INFORMATION                                         8
           -----------------

                         PART I - FINANCIAL INFORMATION

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                             MAY 2, 1999 (Unaudited)

                                     ASSETS
                                     ------

CURRENT ASSETS:
      Cash and cash equivalents                                   $   950,842
      Investments                                                     250,000
      Miscellaneous receivables                                        78,166
      Inventories                                                   1,052,744
      Due on sale of discontinued operations
         from related party                                            71,311
      Assets held for sale                                            135,000
      Prepaid expenses                                                214,065
                                                                  -----------

               TOTAL CURRENT ASSETS                                 2,752,128
                                                                  -----------

PROPERTY, PLANT AND EQUIPMENT, at cost                             19,873,342

Less: Accumulated depreciation                                      7,565,101
                                                                  -----------

               PROPERTY, PLANT AND EQUIPMENT, net                  12,308,241
                                                                  -----------

OTHER ASSETS:
      Investments                                                     695,000
      Goodwill - net                                                  496,565
      Liquor licenses - net                                           538,999
      Due on sale of discontinued operations
         from related party                                           192,498
      Equity in life insurance policies                               458,600
      Due from related party                                            2,064
      Other                                                            24,880
                                                                  -----------

               TOTAL OTHER ASSETS                                   2,408,606
                                                                  -----------

                                                                  $17,468,975
                                                                  ===========
The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (CONTINUED)

                             MAY 2, 1999 (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
      Notes and mortgages payable                                     $ 586,395
      Accounts payable                                                  704,483
      Accrued payroll                                                   121,974
      Accrued expenses                                                  462,290
      Other Liabilities                                                 236,563
      Income taxes payable                                                4,500
                                                                   ------------
                TOTAL CURRENT LIABILITIES                              2,116,105
                                                                   ------------

NOTES AND MORTGAGES PAYABLE                                           1,381,788
                                                                   ------------

OTHER LIABILITIES                                                       484,877
                                                                   ------------
STOCKHOLDERS' EQUITY:
      Capital stock - common $.01 par value,
         Authorized 15,000,000 shares,
         Issued and outstanding 4,488,369                                44,884
      Additional paid-in capital                                     32,304,485
      Accumulated deficit                                           (18,863,164)
                                                                    -----------
               TOTAL STOCKHOLDERS' EQUITY                            13,486,205
                                                                    -----------

                                                                    $17,468,975
                                                                    ============



The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

          THREE MONTHS ENDED May 2, 1999 AND APRIL 26, 1998 (Unaudited)

                                                       1999            1998
                                                    -----------     -----------

SALES                                               $ 4,399,715     $ 4,528,418
COST OF GOODS SOLD                                    1,399,575       1,455,016
                                                    -----------     -----------
          GROSS PROFIT                                3,000,140       3,073,402
                                                    -----------     -----------

OPERATING EXPENSES:
     Payroll and related expenses                     1,285,890       1,361,073
     Other operating expenses                           918,762       1,029,036
     Depreciation and amortization                      254,180         251,519
     General and administrative expenses                471,967         465,104
                                                    -----------     -----------
          TOTAL OPERATING EXPENSES                    2,930,799       3,106,732
                                                    -----------     -----------
          INCOME (LOSS) FROM OPERATIONS                  69,341         (33,330)
                                                    -----------     -----------

OTHER INCOME (EXPENSE):
     Interest expense                                   (38,840)        (29,967)
     Interest income                                     34,887          34,442
                                                    -----------     -----------
          OTHER INCOME (EXPENSE), NET                    (3,953)          4,475
                                                    -----------     -----------
          INCOME (LOSS) BEFORE INCOME TAXES              65,388         (28,855)
PROVISION FOR INCOME TAXES                                4,500            --
                                                    -----------     -----------
          NET INCOME (LOSS)                         $    60,888     $   (28,855)
                                                    ===========     ===========
BASIC INCOME (LOSS) PER COMMON SHARE                $       .01     $      (.01)
                                                    ===========     ===========
Number of shares outstanding                          4,488,369       4,488,347


The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

          THREE MONTHS ENDED May 2, 1999 AND APRIL 26, 1998 (Unaudited)

                                                                             1999           1998
                                                                             ----            ----
OPERATING ACTIVITIES:

     Net income (loss)                                                    $    60,888    $   (28,855)
     Adjustments to reconcile net income (loss) to net
          cash provided by operating activities:
                Depreciation and amortization                                 254,180        251,519


                Increase  (decrease) in cash  attributable  to
                    changes in assets and liabilities:
                           Miscellaneous receivables                           (6,888)        (1,871)
                           Inventories                                        (57,097)       (19,323)
                           Prepaid expenses                                   (56,593)       (67,956)
                           Accounts payable                                    47,120       (139,178)
                           Accrued expenses and other liabilities              36,061         34,215
                           Income taxes payable                               (15,200)          --
                                                                          -----------    -----------
                Total Adjustments                                             201,583         57,406
                                                                          -----------    -----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                           262,471         28,551
                                                                          -----------    -----------

INVESTING ACTIVITIES:
     Capital expenditures                                                    (125,610)      (223,725)
     Sale or redemption of investments                                        250,000         96,000
     Purchase of investments                                                 (261,000)      (100,000)
     Proceeds from notes receivable -
          discontinued operations - related party                              15,695         53,445
     Other assets                                                              (2,035)        26,589
                                                                          -----------    -----------
          NET CASH USED IN INVESTING ACTIVITIES                              (122,950)      (147,691)
                                                                          -----------    -----------

FINANCING ACTIVITIES:
     Repayment of debt                                                        (60,629)       (66,129)
     Proceeds from debt                                                          --             --
                                                                          -----------    -----------
          NET CASH USED IN FINANCING ACTIVITIES                               (60,629)       (66,129)
                                                                          -----------    -----------
          NET INCREASE (DECREASE)  IN CASH AND
                CASH EQUIVALENTS                                               78,892       (185,269)

CASH AND CASH EQUIVALENTS at beginning                                        871,950      1,136,063
                                                                          -----------    -----------

          CASH AND CASH EQUIVALENTS at end                                $   950,842    $   950,794
                                                                          ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                                        $    37,235    $    27,702
                                                                          ===========    ===========

     Income taxes paid                                                    $    19,700    $         0
                                                                          ===========    ===========


The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE  1:   BASIS OF PRESENTATION
           ---------------------

           The financial information included herein is unaudited, however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results of the interim period.

           The results of operations for the three month periods ended May 2, 1999 and April 26, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2:    EARNINGS PER SHARE
           ------------------

           Earnings per share have been computed based on the weighted average of outstanding common shares.

NOTE 3:    INCOME TAXES
           ------------

           At May 2,1999 the Company had net deferred tax assets of approximately $3,502,000 arising principally from net operating loss carryforwards. However, due to the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carryforwards, an allowance of $3,502,000 has been established to offset these assets.

NOTE 4:    DISCONTINUED OPERATIONS
           -----------------------

           On February 20, 1997 (as of January 26, 1997), the Company sold 95% of the common stock of Mr. Cookie Face ("MCF"), its ice cream production segment, to a director for an aggregate purchase price of $1,600,000, consisting of a $500,000 cash payment and three notes totaling $1,100,000. The first note for $100,000 was due on or before March 24, 1997 and was paid in full on a timely basis. The second note for $500,000, is due in installments through July 1, 2000, and the third note for $500,000 is due on or before February 20, 2004, with mandatory prepayments based on MCF's cash flow. The notes are secured by a first lien on all of MCF's assets, however, the Company has agreed to subordinate the notes up to $1,750,000 of additional financing for MCF. Based on the estimated present value of the payments, management recorded a valuation allowance of $601,050 against the second and third notes. During fiscal 1999, MCF requested a restructuring of the terms of the second and third notes. As of May 2, 1999 management has not yet agreed to the restructuring terms but has permitted MCF to make partial payments until a restructured agreement is finalized.

Cash receipts for these notes are applied to principal and interest based on the discounted note payment schedules, which resulted in an additional $6,500 of interest income being recognized during the quarter ended May 2, 1999. The 5% of MCF capital stock retained by the Company has been valued at $35,000.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

        MANAGEMENT'S ANALYSIS OF THREE MONTH INCOME STATEMENT (unaudited)

Overview
--------

The Company currently operates eight restaurants in Florida and New Jersey. At the end of the third quarter of the fiscal year ended January 31,1999, the Company closed its Belmar, New Jersey restaurant due to unsatisfactory operating results. The Company operated nine restaurants, including Belmar, during the quarter ended April 26, 1998.

Results of Operations
---------------------

Sales for the first quarter ended May 2,1999 were $4,399,700, a decrease of $128,700 or 2.8 %, as compared to $4,528,400 for the quarter ended April 26,1998. Last year's first quarter sales included $216,500 at the Belmar restaurant. As a result, sales for the restaurants that operated during the comparable quarters were $87,800 or 2% higher this year primarily due to a mild winter. The number of customers served in the eight restaurants declined by 1% during the first quarter this year and there was an increase of approximately 3% in the average check paid per customer.

Gross profit was 68.2% of sales for the first quarter ended May 2, 1999 compared to 67.9% for the corresponding quarter of the previous year. The improvement can be attributed to the addition of lower cost menu items and the closure of Belmar, which had a lower gross profit margin than the combined results of the other eight restaurants.

Payroll and related expenses for the first quarter were 29.2% of sales versus 30.1% for the corresponding quarter of the previous year. Higher health insurance benefit costs were offset by improved payroll performance at the restaurants and the closure of Belmar with its higher payroll costs. The Vero Beach, Florida restaurant real property, which was previously rented at $10,000 per month, was purchased during the fourth quarter last year. As a result of the reduced occupancy costs at the Vero Beach restaurant, lower operating expenses of maintaining the corporate food freezers and the closure of Belmar, other operating expenses were reduced by approximately $110,000 this year. Depreciation and amortization expenses were approximately $2,600 higher during this year's first quarter. Higher depreciation associated with fiscal 1999 capital expenditures, primarily at the Toms River, New Jersey and Vero Beach restaurants was offset by the elimination of depreciation costs at Belmar. General and administration costs were $6,900 higher for the quarter ended May 2, 1999 primarily due to salary increases of $10,600 offset by reductions of $6,000 in travel expenses and other services.

Interest expense was $8,900 higher during this year's first quarter as a result of the interest expenses associated with a $880,000 first mortgage used to partially fund the Vero Beach real property purchase and with a $124,000 loan used to partially fund the purchase of a property next to the Toms River restaurant. Interest income was essentially the same for the comparable periods.

Liquidity and Capital Resources

The Company's ratio of current assets to current liabilities was 1.30:1 at May 2, 1999 compared to

1.32:1 at the year ended January 31, 1999. Working capital was $636,000 at the end of the quarter compared to $653,000 at the year-end. During the first quarter, net cash increased by $78,900. The primary components of the quarterly cash flow were net income of $60,900, capital expenditures of $125,000 for routine restaurant improvements and debt repayment of $60,600. For the quarter ended April 26, 1998, net cash decreased by $185,200. The primary components of the decrease were a reduction in accounts payable of $139,100, capital expenditures of $223,700, primarily for renovations at the Toms River restaurant, and debt repayment of $66,100.

Subsequent to May 2, 1999, the Company sold the Belmar liquor license to an unaffiliated buyer for $150,000 cash.

Management believes that funds from operations, the liquor license sale proceeds and its $500,000 bank line of credit will be sufficient to meet obligations for the balance of fiscal 2000, including projected capital expenditures of approximately $475,000 in addition to those expenditures incurred during the first quarter. The projected capital expenditures include approximately $75,000 for Year 2000 ("Y2K") expenses, which are expected to be incurred during the second and third quarters.

Year 2000
---------

Commencing in 1997, the Company began a review of its restaurant and corporate computer systems to identify potential problems with the Y2K issue. As a result of that review, it was determined that certain systems would require remediation, specifically, the corporate mainframe computer, various restaurant point of sale systems ("POS") and personal computers ("PC"s) used throughout the Company.

At May 2, 1999, the Company was at various stages of completion of the remediation process. The mainframe software programming changes were completed and successfully tested in May 1999. Mainframe Y2K software expenditures to date have not been material and have been expensed as incurred. The restaurant POS remediation process, including those systems not affected by Y2K issues, is 63% compliant and vendors for the impacted systems indicate that fixes should be available during the second and third quarters of calendar 1999. It is anticipated that the cost of such fixes will not be material and will be expensed as incurred and funded from operating cash flows. Additionally, the Company is at the final stage of the process of replacing the non-compliant PCs and software. It is anticipated that the new PCs will be installed sometime during the third quarter ending October 31, 1999 and the cost estimate has been increased to $60,000, which will also be funded out of operating cash flows.

The Company has been in contact with its various suppliers of goods and services regarding their compliance with Y2K issues. Although the Company is unable to verify the Y2K readiness of all third party vendors, the Company believes that there are multiple vendors of goods and services it receives from its suppliers and the risk of non-compliance with Y2K by any of its suppliers is minimal. To date, several key vendors such as payroll / human resources, credit card processors, the major food and liquor vendors, and various public utility companies have indicated that they are or will be compliant. At least 50% of the remaining vendors contacted have indicated in writing that they will be Y2K compliant or that they will not be affected.

Inflation
---------

It is not possible for the Company to predict with any accuracy the effect of inflation upon the results of its operations in future years. The price of food is extremely volatile and future projections vary and are dependent upon a complex set of factors.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                                     PART II

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

           (b) Reports on Form 8-K. During the quarter ended May 2, 1999, the Company filed a current report on Form 8-K for April 1, 1999 and Amendment No. 1 thereto on Form 8-K/A reporting in Item 4 thereto, the replacement of Moore Stephens P.C. as the Company's independent accountants with Edward Isaacs & Company LLC and the retaining by the Company of Edward Isaacs & Company LLC to audit the Company's financial statements for the year ended January 31, 1999 and if necessary, to reaudit its financial statements for the year ended January 25, 1998.

           On June 4, 1999 (after completion of the quarter), the Company filed a current report on Form 8-K for May 20, 1999 reporting in Item 1 therein, a change in control through the ownership by "Lombardi related persons and entities" (the "Lombardi Group") of in excess of 50% of the Company's issued and outstanding shares of common stock. Robert M. Lombardi, M.D. was elected a director of the Company and Frank "Doc" Koenemund resigned from the board. The four "holdover" directors agreed to elect four additional Lombardi Group nominees to the board and to resign from the board at such time as such nominees are able to serve as directors in accordance with applicable law.

                                    SIGNATURE

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEFS INTERNATIONAL, INC.

/s/ Anthony C. Papalia
----------------------
ANTHONY C. PAPALIA
Principal Executive and Financial Officer




DATED:  June 14, 1999
        -------------