Form 10QSB
period 1999-08-01
CHEFS INTERNATIONAL INC
filed 1999-09-14
CIK 201424

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


                                   (Mark One)

(X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                  For the quarterly period ended AUGUST 1, 1999

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the transition period from _________________ to _______________


                          Commission file number 0-8513

                            CHEFS INTERNATIONAL, INC.

        (Exact name of small business issuer as specified in its charter)

             DELAWARE                                    22-2058515
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                   62 Broadway, Point Pleasant Beach, NJ 08742
                    (Address of principal executive offices)

(Issuer's telephone number, including area code)        (732) 295-0350
                                                  ______________________________


________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements of the past 90 days.   Yes X     No__.


          Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Class                         Outstanding Shares at September 7, 1999
------------------------------           ---------------------------------------
Common Stock, $.01 par value                        4,488,291

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX





PART I         FINANCIAL INFORMATION                                   PAGE NO.

               ITEM 1.  Consolidated Financial Statements

               Consolidated Balance Sheets -                           1 - 2
               August 1, 1999 and January 31, 1999

               Consolidated Statements of Operations -                  3
               Six and Three Months Ended August 1, 1999 and
               July 26, 1998

               Consolidated Statements of Cash Flows -                  4
               Six Months Ended August 1, 1999 and
               July 26, 1998

               Notes to Consolidated Financial Statements               5

               ITEM 2.  Management's Discussion and Analysis           6 - 9
               of Financial Condition and Results of Operations


PART II        OTHER INFORMATION

               ITEM 6.  Exhibits and Reports on Form 8-K                 10


                         PART I - FINANCIAL INFORMATION

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS


                                                                             August 1, 1999                   January 31, 1999
                                                                             --------------                   ----------------
                                                                               (Unaudited)

CURRENT ASSETS:
     Cash and cash equivalents                                                  $ 1,592,844                      $    871,950
     Investments                                                                    250,000                           400,000
     Miscellaneous receivables                                                      107,198                            71,278
     Inventories                                                                  1,026,111                           995,647
     Due on sale of discontinued operations
          from related party                                                         75,071                            68,355
     Assets held for sale                                                               ---                           135,000
     Prepaid expenses                                                               190,544                           157,472
                                                                               ------------                      ------------

               TOTAL CURRENT ASSETS                                               3,241,768                         2,699,702
                                                                                -----------                       -----------

PROPERTY, PLANT AND EQUIPMENT, at cost                                           19,971,517                        19,747,731

     Less: Accumulated depreciation                                               7,806,017                         7,322,169
                                                                                -----------                       -----------

               PROPERTY, PLANT AND EQUIPMENT, net                                12,165,500                        12,425,562
                                                                                 ----------                        ----------


OTHER ASSETS:
     Investments                                                                    695,000                           534,000
     Goodwill - net                                                                 490,550                           502,580
     Liquor licenses - net                                                          533,766                           544,233
     Due on sale of discontinued operations
        from related party                                                          172,787                           211,149
     Equity in life insurance policies                                              458,600                           458,600
     Due from related party                                                           1,327                             2,427
     Other                                                                           15,870                            22,482
                                                                                ------------                      -----------

               TOTAL OTHER ASSETS                                                 2,367,900                         2,275,471
                                                                                 ----------                        ----------

TOTAL ASSETS                                                                    $17,775,168                       $17,400,735
                                                                                ===========                       ===========


The accompanying notes are an integral part of these financial statements.


                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES


                     CONSOLIDATED BALANCE SHEETS (CONTINUED)



                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                             August 1, 1999                   January 31, 1999
                                                                             --------------                   ----------------
                                                                               (Unaudited)

CURRENT LIABILITIES:
     Notes and mortgages payable                                                  $ 362,034                         $ 586,342
     Accounts payable                                                               715,041                           657,363
     Accrued payroll                                                                122,489                            91,328
     Accrued expenses                                                               601,879                           370,548
     Other Liabilities                                                              205,362                           321,263
     Income taxes payable                                                            21,775                            19,700
                                                                               ------------                        ----------

               TOTAL CURRENT LIABILITIES                                          2,028,580                         2,046,544
                                                                                -----------                        ----------

NOTES AND MORTGAGES PAYABLE                                                       1,238,768                         1,442,470
                                                                                -----------                        ----------

OTHER LIABILITIES                                                                   479,492                           486,404
                                                                               ------------                      ------------

STOCKHOLDERS' EQUITY:
     Capital stock - common $.01 par value,
          Authorized 15,000,000 shares,
          Issued and outstanding 4,488,291
          and 4,488,369 respectively                                                 44,884                            44,884
     Additional paid-in capital                                                  32,304,485                        32,304,485
     Accumulated deficit                                                        (18,321,041)                      (18,924,052)
                                                                               ------------                      ------------

               TOTAL STOCKHOLDERS' EQUITY                                        14,028,328                        13,425,317
                                                                               ------------                       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $17,775,168                       $17,400,735
                                                                                ===========                       ===========



The accompanying notes are an integral part of these financial statements.



                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Six Months Ended                               Three Months Ended
                                                           ----------------                               ------------------
                                                 August 1, 1999         July 26, 1998            August 1, 1999       July 26, 1998
                                                 --------------         -------------            --------------       -------------


SALES                                              $ 9,979,400          $ 9,994,270                $ 5,579,685         $ 5,465,852

COST OF GOODS SOLD                                   3,210,808            3,256,357                  1,811,233           1,801,341
                                                  ------------         ------------               ------------        ------------

           GROSS PROFIT                              6,768,592            6,737,913                  3,768,452           3,664,511
                                                  ------------         ------------               ------------        ------------

OPERATING EXPENSES:
    Payroll and related expenses                     2,794,031            2,909,310                  1,508,141           1,548,237
    Other operating expenses                         1,927,105            2,100,166                  1,008,343           1,071,130
    Depreciation and amortization                      506,345              506,081                    252,165             254,562
    General and administrative expenses                918,495              890,361                    446,528             425,257
    Gain on sale of asset                              (13,947)                 ---                    (13,947)                ---
                                                  -------------       -------------                ------------       ------------

           TOTAL OPERATING EXPENSES                  6,132,029            6,405,918                  3,201,230           3,299,186
                                                    ----------        -------------               ------------       -------------

           INCOME FROM OPERATIONS                      636,563              331,995                    567,222             365,325
                                                   -----------          -----------                 -----------        -----------

OTHER INCOME (EXPENSE):
    Interest expense                                   (77,092)             (62,287)                   (38,252)            (32,320)
    Interest income                                     70,440               66,507                     35,553              32,065
                                                   -----------         ------------                ------------        ------------

           OTHER INCOME (EXPENSE), NET                  (6,652)               4,220                     (2,699)               (255)
                                                  ------------        -------------                ------------       -------------

           INCOME BEFORE INCOME TAXES                  629,911              336,215                    564,523             365,070

PROVISION FOR INCOME TAXES                              26,900                  ---                     22,400                 ---
                                                   -----------     ----------------                ------------     ---------------

           NET INCOME                                $ 603,011          $   336,215                 $  542,123          $  365,070
                                                     =========          ===========                  =========          ==========

BASIC INCOME PER COMMON SHARE                        $     .13          $       .07                 $      .12          $      .08
                                                   ===========          ===========                  ===========        ==========

Number of shares outstanding                         4,488,291            4,488,444                   4,488,291          4,488,444



The accompanying notes are an integral part of these financial statements.



                                                  CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         SIX MONTHS ENDED AUGUST 1, 1999 AND JULY 26, 1998 (Unaudited)


                                                                                      1999                  1998
                                                                                      ----                  ----
OPERATING ACTIVITIES:
     Net income                                                                $    603,011              $ 336,215
     Adjustments to reconcile net income to net
          cash provided by operating activities:
                Depreciation and amortization                                       506,345                506,081
                Gain on sale of asset                                               (13,947)                   ---


                Increase  (decrease) in cash  attributable  to changes in assets and liabilities:
                           Miscellaneous receivables                                (35,920)               (46,982)
                           Inventories                                              (30,464)                13,431
                           Prepaid expenses                                         (33,072)               (14,701)
                           Accounts payable                                          57,678                 11,758
                           Accrued expenses and other liabilities                   139,679                193,027
                           Income taxes payable                                       2,075                    ---
                                                                                -----------              ----------

                Total Adjustments                                                   592,374                662,614
                                                                                -----------            -----------

          NET CASH PROVIDED BY OPERATING ACTIVITIES                               1,195,385                998,829
                                                                                -----------            -----------


INVESTING ACTIVITIES:
     Capital expenditures                                                          (223,786)              (695,972)
     Net proceeds from sale of asset                                                148,947                    ---
     Sale or redemption of investments                                              250,000                 96,000
     Purchase of investments                                                       (261,000)                   ---
     Proceeds from notes receivable -
          discontinued operations - related party                                    31,646                142,835
     Other assets                                                                     7,712                 28,817
                                                                                -----------            -----------

          NET CASH USED IN INVESTING ACTIVITIES                                     (46,481)              (428,320)
                                                                                ------------            -----------

FINANCING ACTIVITIES:
     Repayment of debt                                                             (428,010)              (319,809)
     Proceeds from debt                                                                 ---                124,000
                                                                                ------------           ------------

          NET CASH USED IN FINANCING ACTIVITIES                                    (428,010)              (195,809)
                                                                                ------------             ----------

          NET INCREASE IN CASH AND
                CASH EQUIVALENTS                                                    720,894                374,700

CASH AND CASH EQUIVALENTS at beginning                                              871,950              1,136,063
                                                                                -----------             ----------

          CASH AND CASH EQUIVALENTS at end                                      $ 1,592,844             $1,510,763
                                                                                ===========             ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                                              $   65,957              $   55,939
                                                                                ==========              ==========

     Income taxes paid                                                          $   24,825              $      ---
                                                                                ==========              ==========


The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE  1:  BASIS OF PRESENTATION

          The accompanying financial statements have been prepared by Chefs International, Inc. (the "Company") and are unaudited. In the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements pursuant to the rules and regulations of the SEC. The consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 31, 1999 and notes thereto included in the Company's Annual Report on Form 10-KSB filed with the SEC. The results of operations and the cash flows for the three and six month periods presented in the consolidated financial statements are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

NOTE 2:   EARNINGS PER SHARE

          Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period.

NOTE 3:   INCOME TAXES

          At August 1,1999, the Company had net deferred tax assets of approximately $3,304,000 arising principally from net operating loss carryforwards. However, due to the uncertainty that the Company will generate sufficient income in the future to fully or partially utilize these carryforwards, an allowance of $3,304,000 has been established to offset these assets.

NOTE 4:   DUE ON SALE OF DISCONTINUED OPERATIONS

          On February 20, 1997 (as of January 26, 1997), the Company sold 95% of the common stock of Mr. Cookie Face ("MCF"), its ice cream production segment, to a former director for an aggregate purchase price of $1,600,000, consisting of a $500,000 cash payment and three notes totaling $1,100,000. The first note for $100,000 was due on or before March 24, 1997 and was paid in full on a timely basis. The second note for $500,000 is due in installments through July 1, 2000, and the third note for $500,000 is due on or before February 20, 2004, with mandatory prepayments based on MCF's cash flow. The notes are secured by a first lien on all of MCF's assets, however, the Company has agreed to subordinate the notes up to $1,750,000 of additional financing for MCF. Based on the estimated present value of the payments, management recorded a valuation allowance of $601,050 against the second and third notes. During fiscal 1999, MCF requested a restructuring of the terms of the second and third notes. As of August 1, 1999 management has not yet agreed to the restructuring terms but has permitted MCF to make partial payments until a restructured agreement is finalized.

          Cash receipts for these notes are applied to principal and interest based on the discounted note payment schedules, which resulted in an additional $13,400 of interest income being recognized during the six months ended August 1, 1999. The 5% of MCF capital stock retained by the Company has been valued at $35,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS (Unaudited)


Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

          Statements regarding future performance in this Quarterly Report on Form 10-QSB constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company's actual results and could cause those results to differ materially from the forward-looking statements. Such factors include, but are not limited to, changing market conditions, the impact of competitive products, pricing and acceptance of the Company's products.

Business Overview

          The Company's principal source of revenue is from the operations of its restaurants. The Company's cost of sales includes food and liquor costs. Operating expenses include labor costs, supplies and occupancy costs (rent and utilities), marketing and maintenance costs. General and administrative expenses include costs incurred for corporate support and administration, including the salaries and related expenses of personnel and the costs of operating the corporate office at the Company's headquarters in Point Pleasant Beach, New Jersey.

          The Company currently operates eight restaurants on a year-round basis. Seven of the restaurants are free-standing seafood restaurants in New Jersey and Florida and are operated under the names "Lobster Shanty" or "Baker's Wharfside." The other restaurant is a Mexican theme restaurant in New Jersey operated under the name "Garcia's." The Company opened its first seafood restaurant in November 1978 and opened its Garcia's restaurant in April 1996.

          Generally, the Company's New Jersey seafood restaurants derive a significant portion of their sales from May through September, while the Company's Florida seafood restaurants derive a significant portion of their sales from January through April. The Company's Garcia's restaurant derives a significant portion of its sales during the holiday season from Thanksgiving through Christmas.

          At the end of the third quarter for the fiscal year ended January 31, 1999, the Company closed its Belmar, New Jersey Lobster Shanty restaurant due to unsatisfactory operating results. The Company operated nine restaurants, including the Belmar Lobster Shanty, during the six months ended July 26, 1998.

Results of Operations

          Sales. Sales for the six months ended August 1, 1999 were $9,979,400, a decrease of $14,900 or .1%, as compared to $9,994,300 for the six months ended July 26, 1998. For the second quarter ended August 1, 1999, sales were $5,579,700, an increase of $113,800 or 2.1%, as compared to last year's second quarter. The now closed Belmar Lobster Shanty had sales of $599,600 and $383,100 for the six and three month periods of last year. Accordingly, sales for the restaurants that operated during the comparable periods of this year and last year increased $584,700 or 6.2% for the first six months and $496,900 or 9.8% for the second quarter of this year. The improvement can be attributed to both a mild winter and an unusually dry New Jersey summer. The number of customers served in the eight restaurants increased by 1.1% for first the six months and by 3.1% for the second quarter of this year, while the average check paid per customer also increased by 5.1% and 6.5% for the respective six and three month periods of this year.

          Gross Profit; Gross Margin. Gross profit was $6,768,600 or 67.8% of sales for the six month period and $3,768,500 or 67.5% of sales for the quarter ended August 1, 1999, compared to $6,737,900 or 67.4% and $3,664,500 or 67.0%
for the comparable periods of fiscal 1999. The increase in gross profit and gross margin reflects lower food costs, primarily lower dairy and shrimp costs, and the closure of the Belmar restaurant which had a lower gross profit margin than the combined results of the other eight restaurants.

          Operating Expenses. Total operating expenses decreased by 4.3% from $6,405,900 during the first six months of fiscal 1999 to $6,132,000 during the first six months of fiscal 2000, and by 3% from $3,299,200 during the second quarter of fiscal 1999 to $3,201,200 during the second quarter of fiscal 2000. Payroll and related expenses were 28% of sales for the six months and 27% for the second quarter of fiscal 2000, compared to 29.1% and 28.3%, respectively, for the comparable periods of fiscal 1999. The decrease in payroll and related expenses as a percentage of sales is primarily attributable to the increase in sales and the closure of the Belmar restaurant with its higher payroll costs. Other operating expenses decreased by approximately $173,000 for the six months ended August 1, 1999. This decrease is attributable to the Vero Beach, Florida restaurant, which was previously rented at $10,000 per month, and was purchased during the fourth quarter last year, the reduced occupancy costs at the Vero Beach restaurant, and the closure of the Belmar restaurant. Depreciation and amortization expenses were essentially unchanged from last year. General and administrative expenses increased $28,100 and $21,300 for the six and three month periods ended August 1, 1999 versus last year. Higher salaries and payroll taxes and group health insurance costs account for the majority of the increase.

          During the quarter ended August 1, 1999, the Belmar Lobster Shanty liquor license was sold to an unaffiliated buyer for $150,000 resulting in a gain of $13,900.

          Other Income and Expense. Interest income increased $3,900 and $3,500 for the six and three month periods ended August 1, 1999, as compared to the comparable periods last year. This increase was primarily a result of additional interest income associated with notes receivable from the February 1997 sale of discontinued operations (see note 4 to consolidated financial statements). Interest expense increased $14,800 and $5,900 for the six and three month periods ended August 1, 1999, as compared to the comparable periods last year. This increase was primarily the result of the interest expenses associated with a $880,000 first mortgage used to partially fund the Vero Beach Lobster Shanty restaurant purchase and with a $124,000 loan used to partially fund the purchase of a property next to the Toms River, New Jersey Lobster Shanty restaurant.

          Net Income. Net income was $603,000 or $.13 per share for the six months and $542,100 or $.12 per share for the quarter ended August 1, 1999, as compared to $336,200 or $.07 per share and $365,100 or $.08 per share for the comparable periods last year.

Liquidity and Capital Resources

          The Company has financed its operations principally from revenues derived from its restaurants. The Company's ratio of current assets to current liabilities was 1.60:1 at August 1, 1999, compared to 1.32:1 at January 31, 1999 (the end of the last fiscal year). Working capital was $1,213,200 at August 1, 1999, compared to $653,000 at the year-end, an increase of $560,200. During the six months ended August 1, 1999, net cash increased by $720,900. The primary components of this year's cash flow statement were net income of $625,400, the sale of the Belmar liquor license for $150,000, an increase in accrued expenses of $134,600 due to the timing of funding for the Company's new group health insurance plan, capital expenditures of $223,800 for routine restaurant improvements and debt repayment of $428,000. During the corresponding six month period in fiscal 1999 working capital increased by $339,600 and net cash increased by $374,700. The primary components of last year's cash flow statement were net income of $336,200, an increase in accrued expenses of $193,000 due primarily to legal costs, capital expenditures of approximately $696,000, primarily at the Toms River restaurant, and debt repayment of $319,800.

          During the second quarter of the current fiscal year the Company's $500,000 bank line of credit was renewed for another year. The interest rate on the line is variable, equal to the monthly fluctuating LIBOR rate plus 2.25%. The entire $500,000 is currently available for use.

          Management believes that funds from operations and its $500,000 bank line of credit will be sufficient to meet obligations for the balance of fiscal 2000, including projected capital expenditures of $410,000 in addition to those expenditures incurred during the first six months. The projected capital expenditures include approximately $75,000 for Year 2000 ("Y2K") expenses, which are expected to be incurred during the third and fourth quarters.

          The Company's future capital requirements and the adequacy of available funds will depend on numerous factors, including changing market conditions, the impact of competitive products, pricing and acceptance of the Company's products. To the extent that funds generated from the Company's operations, together with its existing capital resources (including its credit facility), and the net interest earned thereon, are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financing, or through other sources. The terms of any equity financing may be dilutive to stockholders and the terms of any debt financing may contain restrictive covenants, which limit the Company's ability to pursue certain courses of action. The Company does not have any committed sources of additional financing beyond that described above, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, the Company's business, financial condition and results of operations could be materially and adversely affected.

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

          At August 1, 1999, the Company was at various stages of completion of the remediation process. The mainframe software programming changes were completed and successfully tested in May 1999. Mainframe Y2K software expenditures to date have not been material and have been expensed as incurred. The restaurant POS remediation process, including those systems not affected by Y2K issues, is 63% complete and vendors for the impacted systems indicate that fixes should be available during the third and fourth quarters of calendar 1999. It is anticipated that the cost of such fixes will not be material and will be expensed as incurred and funded from operating cash flows. Additionally, the Company is at the final stage of replacing the non-compliant PCs and software. It is anticipated that the new PCs will be installed sometime prior to the end of November 1999 and the cost estimate has been increased to $65,000, which will also be funded out of operating cash flows.

          The Company has been in contact with its various suppliers of goods and services regarding their compliance with Y2K issues. To date, several key vendors such as payroll/human resources, credit card processors, the major food and liquor vendors, and various public utility companies have indicated that they are or will be Y2K compliant. At least 50% of the remaining vendors contacted have indicated in writing that they will be Y2K compliant or that they will not be affected. Although the Company is unable to verify the Y2K readiness of all third party vendors, the Company believes that there are multiple vendors for the goods and services it receives from its suppliers and that the risk of non-compliance with Y2K by any of its suppliers is minimal.

          Considering the substantial progress made to date, the Company does not anticipate delays in finalizing internal Y2K remediation within the remaining time schedules. There can be no assurances, however, that the Company's internal systems or those of a third party on which the Company relies will be Y2K compliant by the year 2000. An interruption of the Company's ability to conduct its business due to a Y2K readiness problem could have a material adverse effect on the Company, its operations, financial condition and liquidity.

          Pending the results of the Company's review of the Y2K preparedness of its critical third parties, the Company will then determine what course of action and contingencies will need to be made, if any.

Inflation

          It is not possible for the Company to predict with any accuracy the effect of inflation upon the results of its operations in future years. The price of food is extremely volatile and future projections vary and are dependent upon a complex set of factors.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES



                            PART II OTHER INFORMATION


ITEM 6:           Exhibits and Reports on Form 8-K

                  (a) The following exhibits are filed as part of this Quarterly Report on Form 10-QSB:

                              No. 27.1 Financial Data Schedule

                  (b) The following Current Reports on Form 8-K were filed by the Company during the quarter ended August 1, 1999:

                              (i) A Current Report on Form 8-K was filed on June 4, 1999 reporting under Item 1 a change in control of the Company due to ownership by a group of stockholders of in excess of 50% of the Company's issued and outstanding shares of common stock.

                              (ii) A Current Report on Form 8-K was filed on July 20, 1999 reporting under Item 1 that on July 7, 1999, Michael F. Lombardi, Joseph S. Lombardi, Stephen F. Lombardi and Anthony M. Lombardi were elected as directors of the Company to fill the vacancies created by the resignations of Anthony Papalia, Martin W. Fletcher, Jack Mariucci and James Fletcher.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CHEFS INTERNATIONAL, INC.



/s/ Anthony C. Papalia
-----------------------
ANTHONY C. PAPALIA
Principal Executive and Financial Officer



DATED:  September 13, 1999