Form 10-Q
period 1999-10-31
CHEFS INTERNATIONAL INC
filed 1999-12-14
CIK 201424

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended OCTOBER 31, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT
                                     OF 1934

       For the transition period from _________________ to _______________

                          Commission file number 0-8513
                                                 ------

                            CHEFS INTERNATIONAL, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             DELAWARE                                     22-2058515
-------------------------------                 --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                   62 BROADWAY, POINT PLEASANT BEACH, NJ 08742
                   -------------------------------------------
                    (Address of principal executive offices)

(Issuer's telephone number, including area code)           (732) 295-0350
                                                     --------------------------

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements of the past 90 days. Yes  X    No
                                             ---.    ---.

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           CLASS                         OUTSTANDING SHARES AT DECEMBER 8, 1999
---------------------------              ---------------------------------------
Common Stock, $.01 par value                              4,488,162

                            CHEFS INTERNATIONAL, INC.

                                    I N D E X

PART I   FINANCIAL INFORMATION                                         PAGE NO.
         ---------------------                                         --------

         ITEM 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -                                   1 - 2
         October 31, 1999 and January 31, 1999

 .         Consolidated Statements of Operations -                           3
         Nine and Three Months Ended October 31, 1999 and
         October 25, 1998

         Consolidated Statements of Cash Flows -                           4
         Nine Months Ended October 31, 1999 and
         October 25, 1998

         Notes to Consolidated Financial Statements                      5 - 6

         ITEM 2.  Management's Discussion and Analysis                  7 - 10
         of Financial Condition and Results of Operations

                         PART I - FINANCIAL INFORMATION

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                     OCTOBER 31, 1999    JANUARY 31, 1999
                                                     ----------------    ----------------
                                                       (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                           $ 1,599,678        $    871,950
     Investments                                             200,000             400,000
     Miscellaneous receivables                                60,650              71,278
     Inventories                                           1,031,025             995,647
     Due on sale of discontinued operations
          from related party                                  78,981              68,355
     Assets held for sale                                        ---             135,000
     Prepaid expenses                                        114,552             157,472
                                                        ------------         -----------

               TOTAL CURRENT ASSETS                        3,084,886           2,699,702
                                                         -----------         -----------

PROPERTY, PLANT AND EQUIPMENT, at cost                    20,054,072          19,747,731

     Less: Accumulated depreciation                        8,047,122           7,322,169
                                                          ----------         -----------

               PROPERTY, PLANT AND EQUIPMENT, net         12,006,950          12,425,562
                                                          ----------         -----------


OTHER ASSETS:

     Investments                                             775,000             534,000
     Goodwill - net                                          484,536             502,580
     Liquor licenses - net                                   528,532             544,233
     Due on sale of discontinued operations
        from related party                                   149,824             211,149
     Equity in life insurance policies                       458,600             458,600
     Due from related party                                      764               2,427
     Other                                                    36,430              22,482
                                                         -----------         -----------
               TOTAL OTHER ASSETS                          2,433,686           2,275,471
                                                         -----------         -----------
TOTAL ASSETS                                             $17,525,522         $17,400,735
                                                         ===========         ===========


The accompanying notes are an integral part of these financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                         OCTOBER 31, 1999       JANUARY 31, 1999
                                                         ----------------       ----------------
                                                            (Unaudited)
CURRENT LIABILITIES:

     Notes and mortgages payable                            $   362,870           $   586,342
     Accounts payable                                           549,468               657,363
     Accrued payroll                                            102,771                91,328
     Accrued expenses                                           500,689               370,548
     Other Liabilities                                          180,460               321,263
     Income taxes payable                                        35,374                19,700
                                                            -----------           -----------

               TOTAL CURRENT LIABILITIES                      1,731,632             2,046,544
                                                             ----------           -----------

NOTES AND MORTGAGES PAYABLE                                   1,112,891             1,442,470
                                                            -----------           -----------

OTHER LIABILITIES                                               474,877               486,404
                                                            -----------           -----------

STOCKHOLDERS' EQUITY:

     Capital stock - common $.01 par value,
          Authorized 15,000,000 shares, Issued
          and outstanding 4,488,162
          and 4,488,369 respectively                             44,882                44,884
     Additional paid-in capital                              32,304,487            32,304,485
     Accumulated deficit                                    (18,143,247)          (18,924,052)
                                                            -----------           -----------

               TOTAL STOCKHOLDERS' EQUITY                    14,206,122            13,425,317
                                                            -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $17,525,522           $17,400,735
                                                            ===========           ===========


The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        NINE MONTHS ENDED                         THREE MONTHS ENDED
                                                        -----------------                         ------------------
                                               OCTOBER 31, 1999   OCTOBER 25, 1998      OCTOBER 31, 1999    OCTOBER 25, 1998
                                               ----------------   ----------------      ----------------    -----------------
SALES                                            $  14,640,834       $ 15,213,143         $  4,661,434        $  5,218,873

COST OF GOODS SOLD                                   4,755,477          5,000,752            1,544,669           1,744,395
                                                 -------------       ------------         ------------        ------------

           GROSS PROFIT                              9,885,357         10,212,391            3,116,765           3,474,478
                                                 -------------       ------------         ------------        ------------

OPERATING EXPENSES:
    Payroll and related expenses                     4,126,368          4,362,161            1,332,337           1,452,851
    Other operating expenses                         2,838,634          3,130,031              911,529           1,029,865
    Depreciation and amortization                      758,698            762,804              252,353             256,723
    General and administrative expenses              1,358,433          1,344,321              439,938             453,960
    Gain on sale of asset                              (13,947)               ---                  ---                 ---
                                                 -------------       ------------         ------------        ------------

           TOTAL OPERATING EXPENSES                  9,068,186          9,599,317            2,936,157           3,193,399
                                                 -------------       ------------         ------------        ------------

           INCOME FROM OPERATIONS                      817,171            613,074              180,608             281,079
                                                 -------------       ------------         ------------        ------------

OTHER INCOME (EXPENSE):
    Interest expense                                  (108,536)           (84,391)             (31,444)            (22,104)
    Interest income                                    118,670             98,689               48,230              32,182
                                                 -------------       ------------         ------------        ------------

           OTHER INCOME, NET                            10,134             14,298               16,786              10,078
                                                 -------------       ------------         ------------        ------------

           INCOME BEFORE INCOME TAXES                  827,305            627,372              197,394             291,157

PROVISION FOR INCOME TAXES                              46,500                ---               19,600                 ---
                                                 -------------       ------------         ------------        ------------

           NET INCOME                                $ 780,805        $   627,372            $ 177,794           $ 291,157
                                                     =========        ===========            =========           =========

BASIC INCOME PER COMMON SHARE                    $         .17       $        .14                  .04       $         .06
                                                 =============       ============        =============       =============

Number of shares outstanding                         4,488,162          4,488,461            4,488,162           4,488,461

The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

       NINE MONTHS ENDED OCTOBER 31, 1999 AND OCTOBER 25, 1998 (Unaudited)

                                                                              1999           1998
                                                                              ----           ----
OPERATING ACTIVITIES:
     Net income                                                            $   780,805    $   627,372
     Adjustments to reconcile net income to net
          cash provided by operating activities:

                Depreciation and amortization                                  758,698        762,804
                Gain on sale of asset                                          (13,947)            --

                Increase  (decrease) in cash  attributable
                    to changes in assets and liabilities:

                           Miscellaneous receivables                            10,628          6,304
                           Inventories                                         (35,378)        30,888
                           Prepaid expenses                                     42,920         (7,593)
                           Accounts payable                                   (107,895)      (384,073)
                           Accrued expenses and other liabilities              (10,746)       101,873
                           Income taxes payable                                 15,674            --
                                                                           -----------    -----------

                Total Adjustments                                              659,954        510,203
                                                                           -----------    -----------

          NET CASH PROVIDED BY OPERATING ACTIVITIES                          1,440,759      1,137,575
                                                                           -----------    -----------

INVESTING ACTIVITIES:
     Capital expenditures                                                     (306,341)      (766,686)
     Net proceeds from sale of asset                                           148,947             --
     Sale or redemption of investments                                         300,000         96,000
     Purchase of investments                                                  (341,000)      (100,000)
     Proceeds from notes receivable -
          discontinued operations - related party                               50,699        259,000
     Other assets                                                              (12,285)       (97,142)
                                                                           -----------    -----------

          NET CASH USED IN INVESTING ACTIVITIES                               (159,980)      (608,828)
                                                                           -----------    -----------

FINANCING ACTIVITIES:
     Repayment of debt                                                        (553,051)      (721,310)
        Proceeds from debt                                                          --        124,000
                                                                           -----------    -----------

          NET CASH USED IN FINANCING ACTIVITIES                               (553,051)      (597,310)
                                                                           -----------    -----------

          NET INCREASE IN CASH AND

                CASH EQUIVALENTS                                               727,728        (68,563)

CASH AND CASH EQUIVALENTS at beginning                                         871,950      1,136,063
                                                                           -----------    -----------

          CASH AND CASH EQUIVALENTS at end                                 $ 1,599,678    $ 1,067,500
                                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Interest paid                                                         $    99,013    $    80,707
                                                                           ===========    ===========

     Income taxes paid                                                     $    35,951    $        --
                                                                           ===========    ===========

The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE  1:  BASIS OF PRESENTATION
          ---------------------

          The accompanying financial statements have been prepared by Chefs International, Inc. (the "Company") and are unaudited. In the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements pursuant to the rules and regulations of the SEC. The consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 31, 1999 and notes thereto included in the Company's Annual Report on Form 10-KSB filed with the SEC. The results of operations and the cash flows for the three and nine month periods ended presented in the consolidated financial statements are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

NOTE 2:   EARNINGS PER SHARE
          ------------------

          Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period.

NOTE 3:   INCOME TAXES
          ------------

          At October 31,1999, the Company had net deferred tax assets of approximately $3,178,000 arising principally from net operating loss carryforwards. However, due to the uncertainty that the Company will generate sufficient income in the future to fully or partially utilize these carryforwards, an allowance of $3,178,000 has been established to offset these assets.

NOTE 4:   DUE ON SALE OF DISCONTINUED OPERATIONS FROM RELATED PARTY
          ---------------------------------------------------------

          On February 20, 1997 (as of January 26, 1997), the Company sold 95% of the common stock of Mr. Cookie Face ("MCF"), its ice cream production segment, to a former director for an aggregate purchase price of $1,600,000, consisting of a $500,000 cash payment and three notes totaling $1,100,000. The first note (Note A) for $100,000 was due on or before March 24, 1997 and was paid in full on a timely basis. The second note (Note B) for $500,000 is due in installments through July 1, 2000, and the third note (Note C) for $500,000 is due on or before February 20, 2004, with mandatory prepayments based on MCF's cash flow. The notes are secured by a first lien on all of MCF's assets, however, the Company has agreed to subordinate the notes up to $1,750,000 of additional financing for MCF. Based on the estimated present value of the payments, management recorded a valuation allowance of $601,050 against the second and third notes. During fiscal 1999, MCF requested a restructuring of the terms of the second and third notes. During the quarter ended October 31, 1999, the Company's Board of Directors ("Board") was advised by MCF that MCF had achieved a positive cash flow during its second quarter and pursuant to the requirements of Note C, owed the Company approximately $41,800 in interest. The Board agreed to allow MCF to make monthly payments of the said Note C interest amount with the final payment due June 1, 2000. Additionally, the Board agreed to allow MCF to continue making monthly partial payments on Note B and will address a formal restructuring of all MCF debt by July 2000.

          Cash receipts for these notes are applied to principal and interest based on the discounted note payment schedules, which resulted in an additional $19,900 of interest income being recognized during the nine months ended October 31, 1999. During the quarter ended October 31, 1999, MCF paid $5,000 in interest on Note C to the Company. The 5% of MCF capital stock retained by the Company has been valued at $35,000.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Unaudited)


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
--------------------------------------------------------------------------------
                  Certain statements regarding future performance in this Quarterly Report on Form 10-QSB constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company's actual results and could cause those results to differ materially from the forward-looking statements. Such factors include, but are not limited to, changing market conditions, weather, the state of the economy, the impact of competition to the Company's restaurants, pricing and acceptance of the Company's food products.

OVERVIEW
--------

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

          Generally, the Company's New Jersey seafood restaurants derive a significant portion of their sales from May through September. The Company's Florida seafood restaurants derive a significant portion of their sales from January through April. The Company's Garcia's restaurant derives a significant portion of its sales during the holiday season from Thanksgiving through Christmas.

          At the end of the third quarter for the fiscal year ended January 31, 1999, the Company closed its Belmar, New Jersey Lobster Shanty restaurant due to unsatisfactory operating results. The Company operated nine restaurants, including the Belmar Lobster Shanty, during the nine months ended October 25, 1998.


RESULTS OF OPERATIONS
---------------------
SALES.

          Sales for the nine months ended October 31, 1999 were $14,640,800, a decrease of $572,300 or 3.8%, as compared to $15,213,100 for the nine months ended October 25, 1998. For the third quarter ended October 31, 1999, sales were $4,661,400, a decrease of $557,500 or 10.7%, as compared to last year's third quarter. The now closed Belmar Lobster Shanty had sales of $960,100 and $360,500 for the nine and three month periods of last year. Accordingly, sales for the restaurants that operated during the comparable periods increased $387,800 or 2.7% for nine months and decreased by $197,000 or 4.1% for the third quarter of this year. The year-to-date improvement can be attributed to a mild winter and unusually dry summer in New Jersey. The decrease in sales for the third quarter resulted from the inclusion of different calendar weeks in the fiscal comparisons. This year's third quarter included the 13 weeks between August 2, 1999 and October 31, 1999, while last year's third quarter included the 13 weeks between July 27, 1998 and October 25, 1998, resulting in a decrease in sales of approximately $250,000. The number of customers served in the eight restaurants increased by .5% for the nine months and decreased by 4.3% for the third quarter, while the average check paid per customer increased this year by 2.3% and .3% for the respective nine and three month periods.

GROSS PROFIT; GROSS MARGIN.

          Gross profit was $9,885,400 or 67.5% of sales for the nine month period and $3,116,800 or 66.9% of sales for the quarter ended October 31, 1999 compared to $10,212,400 or 67.1% and $3,474,500 or 66.6% for the comparable periods of fiscal 1999. The increase in gross profit and gross margin reflects lower food costs, primarily lower dairy and shrimp costs, and the closure of the Belmar restaurant, which had a lower gross profit margin than the combined results of the other eight restaurants.

OPERATING EXPENSES.

          Total operating expenses decreased by 5.5% from $9,599,300 during the first nine months of fiscal 1999 to $9,068,200 during the first nine months of fiscal 2000, and by 8.1% from $3,193,400 during the third quarter of fiscal 1999 to $2,936,200 during the third quarter of fiscal 2000. Included in total operating expenses are payroll and related expenses which totaled 28.2% of sales for the nine months and 28.6% for the third quarter of fiscal 2000, compared to 28.7% and 27.8% respectively for the comparable periods of fiscal 1999. The decrease in payroll and related expenses as a % of sales for the nine months is primarily attributable to the increase in sales and the closure of the Belmar restaurant with its higher payroll costs. The increase for the third quarter is primarily related to the sales decrease. Other operating expenses decreased by approximately $291,400 for the nine months ended October 31, 1999. This decrease is attributable to the Vero Beach, Florida restaurant, which was previously rented at $10,000 per month, and was purchased during the fourth quarter last year, and the closure of the Belmar restaurant. Depreciation and amortization expenses were essentially unchanged from last year. General and administrative expenses increased $14,100 for the nine month period and decreased by $14,100 for the three month period ended October 31, 1999 versus last year. Higher salaries and payroll taxes and group health insurance costs account for the majority of the increase, offset by lower worker's compensation costs during the third quarter of the current year.

          During the quarter ended August 1, 1999, the Belmar Lobster Shanty liquor license was sold to an unaffiliated buyer for $150,000 cash resulting in a gain of $13,900.

OTHER INCOME AND EXPENSE.

          Interest expense increased $24,100 and $9,300 for the nine and three month periods ended October 31, 1999 as compared to the comparable periods last year. This increase was primarily the result of the interest expenses associated with a $880,000 first mortgage used to partially fund the Vero Beach Lobster Shanty restaurant purchase and with a $124,000 loan used to partially fund the purchase of a property next to the Toms River, New Jersey Lobster Shanty restaurant. Interest income increased $20,000 and $16,000 for the nine and three month periods ended October 31, 1999 as compared to the comparable periods last year. This increase was primarily a result of additional interest income associated with notes receivable from the February 1997 sale of discontinued operations (see note 4.)

NET INCOME.

          Net income was $780,800 or $.17 per share for the nine months and $177,800 or $.04 per share for the quarter ended October 31, 1999 as compared to $627,400 or $.14 per share and $291,200 or $.06 per share for the comparable periods last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

          The Company has financed its operations principally from revenues derived from its restaurants.

          The Company's ratio of current assets to current liabilities was 1.78:1 at October 31, 1999 compared to 1.32:1 at the year ended January 31, 1999. Working capital was $1,353,300 at October 31, 1999 compared to $653,200 at the year-end, an increase of $700,100. During the nine months ended October 31, 1999, net cash increased by $727,700. The primary components of this year's cash flow statement were net income of $780,800, the sale of the Belmar liquor license for $150,000, a decrease in accounts payable of $107,900, capital expenditures of $306,300 for routine restaurant improvements and debt repayment of $553,100. During the corresponding nine month period in fiscal 1999 working capital increased by $588,200 and net cash decreased by $68,600. The primary components of last years's cash flow statement were net income of $627,400, an increase in accrued expenses of $101,900 due primarily to legal costs, capital expenditures of approximately $766,700, primarily at the Toms River restaurant and debt repayment of $721,300.

          During the second quarter of the current fiscal year the Company's $500,000 bank line of credit was renewed for another year. The interest rate on the line is variable, equal to the monthly fluctuating LIBOR rate plus 2.25%. The entire $500,000 is currently available for use.

          Management believes that funds from operations and its $500,000 bank line of credit will be sufficient to meet obligations for the balance of fiscal 2000, including projected capital expenditures of $175,000 in addition to those expenditures incurred during the first nine months. The projected capital expenditures include approximately $50,000 for Year 2000 ("Y2K") expenses, which are expected to be incurred during the fourth quarter.

          The Company's future capital requirements and the adequacy of available funds will depend on numerous factors, including changing market conditions, weather, the state of the economy, the impact of competition to the Company's restaurants, pricing and acceptance of the Company's food products. To the extent that funds generated from the Company's operations, together with its existing capital resources (including its credit facility), and the net interest earned thereon, are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financing, or through other sources. The terms of any equity financing may be dilutive to stockholders and the terms of any debt financing may contain restrictive covenants, which limit the Company's ability to pursue certain courses of action. The Company does not have any committed sources of additional financing beyond that described above, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, the Company's business, financial condition and results of operations could be materially and adversely affected.

YEAR 2000.

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

          At October 31, 1999, the Company was at various stages of completion of the remediation process. The mainframe software programming changes were completed and successfully tested in May 1999. Mainframe Y2K software expenditures to date have not been material and have been expensed as incurred. The restaurant POS remediation process, including those systems not affected by Y2K issues, is 88% compliant and the last system is expected to be made Y2K compliant in December 1999. It is anticipated that the cost of such fixes will not be material and will be funded from operating cash flows. Additionally, the Company is at the final stage of the process of replacing the non-compliant PCs and software. Most of the new PCs have been installed and it is anticipated that the balance will be installed sometime prior to the end of December 1999 and the cost estimate for the entire project has been increased to $70,000, which will also be funded out of operating cash flows.

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

INFLATION.

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

Principal Executive and Financial Officer
DATED:   December 13, 1999