Form 10KSB
period 2000-01-30
CHEFS INTERNATIONAL INC
filed 2000-05-01
CIK 201424

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended JANUARY 30, 2000
                          ----------------

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the Transition period from_________________to________________

                          Commission File Number 0-8513
                                                 ------

                            CHEFS INTERNATIONAL, INC.
                            -------------------------
                 [Name of small business issuer in its charter]

       DELAWARE                                        22-2058515
------------------------                             ---------------
[State or other jurisdiction of                      [IRS Employer
 incorporation or organization]                    Identification Number]

62 Broadway, P.O. Box 1332
PT. PLEASANT BEACH, NEW JERSEY                                 08742
----------------------------------------                      ------
[Address of principal executive offices]                     [Zip Code]

Issuer's telephone number, including area code (732) 295-0350
                                               --------------

Securities registered pursuant to Section 12(b) of the Act: NONE
                                                            ----

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the issuer [1] has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months [or for such shorter period that the issuer was required to file such reports], and [2] has been subject to such filing requirements for the past ninety days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10- KSB. [ ]

The issuer's revenues for the year ended January 30, 2000 totalled $17,996,559.

On March 30, 2000, the aggregate market value of the voting stock of the issuer (consisting of Common Stock, $.01 par value) held by non-affiliates was approximately $1,820,000 based upon the last sale price for such Common Stock on said date on the OTC Bulletin Board as reported by the National Quotation Bureau, Inc. On such date, there were 4,488,162 shares of Common Stock of the issuer outstanding.

                            CHEFS INTERNATIONAL, INC.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         (a) BUSINESS DEVELOPMENT - Chefs International, Inc. ("Chefs" or the "Company") was organized under the laws of the State of Delaware in March 1975. The Company currently operates nine restaurants on a year-round basis, seven of which are free-standing seafood restaurants in New Jersey (four) and Florida (three); one of which is a Mexican theme restaurant operated under the name "Garcia's," located in a shopping mall in New Jersey and one of which is a free-standing restaurant in Freehold, New Jersey, which the Company commenced to operate in February 2000 under the name "Moore's Tavern and Restaurant." Six of the seafood restaurants are operated under the name "Lobster Shanty" and one under the name "Baker's Wharfside." The Company opened its first seafood restaurant in November 1978 and opened its Garcia's restaurant in April 1996. (As used herein, the term the "Company" may also at times include Chefs and its various subsidiaries.)

         The Company's executive offices are located at 62 Broadway, Point Pleasant Beach, New Jersey 08742. Its telephone number is (732) 295-0350.

DEVELOPMENTS SINCE THE BEGINNING OF THE LAST FISCAL YEAR

Change of Accountants

         On April 1, 1999, by mutual agreement, the Company and Moore Stephens P.C. ("Moore Stephens") agreed to the replacement of Moore Stephens as the Company's independent accountants for the audit of its financial statements for the fiscal year ended January 31, 1999. The agreement was reached after the Company was advised by the staff of the Securities and Exchange Commission that in the staff's opinion, the existence of a relationship between a member of Moore Stephens and an entity which held a direct or indirect interest in the Company's securities adversely impacted Moore Stephens' independence with respect to the Company. The staff further advised that for this reason, the Company's financial statements for the three years ended January 25, 1998 contained in its annual report on Form 10-K for the year ended January 25, 1998 were considered by the staff to be unaudited. Moore Stephens advised that it disagreed with the staff's position and believed that it was at all times independent with respect to the Company's audits. Excluding the above issue, the staff has not alleged any inaccuracies in the Company's financial statements.

         On April 1, 1999, the Company engaged the certified public accounting firm of Edward Isaacs & Company LLP ("Edward Isaacs LLP") to serve as its principal independent accounting firm to audit its balance sheet as of January 31, 1999 and the related statements of operations, stockholders' equity, and cash flows for each of the two fiscal years in the period ended January 31, 1999. Prior to the engagement of Edward Isaacs LLP, the Company did not consult with such firm on any accounting, auditing or financial reporting issue. Edward Isaacs LLP continues to serve as the Company's principal independent accounting firm and has audited the Company's financial statements contained herein including its balance sheet as of January 30, 2000 and the related statements of operations, stockholders' equity, and cash flows for each of the two fiscal years in the period then ended.

Change in Control

         On May 20, 1999, certain individuals related to the Lombardi Group, namely Robert M. Lombardi, Anthony M. Lombardi and Joseph S. Lombardi, purchased an aggregate 1,722,445 shares of Chefs' Common Stock for an aggregate $4,306,112.50 or $2.50 per share from Donald F. Conway (the "Trustee"), the Chapter 11 Trustee for the bankruptcy estate of Robert E. Brennan. The purchase was made pursuant to a Stock Purchase Agreement dated June 25, 1998, as amended, and Court Orders dated September 18, 1998 and November 4, 1998 of the United States Bankruptcy Court for the District of New Jersey. The 1,722,445 shares were acquired as follows: 1,055,556 shares by Robert M. Lombardi, 66,889 shares by Anthony M. Lombardi and 600,000 shares by Joseph S. Lombardi. Anthony M. Lombardi and Joseph S. Lombardi used personal funds to effect their purchases from the Trustee. Robert M. Lombardi effected his purchases from the Trustee using his personal funds as well as the proceeds of a $555,555 loan from the Lombardi & Lombardi, P.A. Defined Benefit Pension Plan and a $416,666 loan from the Lombardi & Lombardi, P.A. Profit Sharing Plan.

         On May 25, 1999, the Company received written notice that an affiliated group of stockholders (the "Lombardi Group"), owned in excess of 50% of the issued and outstanding shares of Chefs Common Stock and as a result, owned voting control of the Company. On said date pursuant to the request of the Lombardi Group, Robert M. Lombardi was elected a director of the Company. To create a vacancy for his election, Frank "Doc" Koenemund resigned from the board. The four "holdover" directors, Anthony C. Papalia, Martin Fletcher, James Fletcher and Jack Mariucci agreed that as soon as four additional nominees of the Lombardi Group were identified and were able to serve as directors in accordance with applicable law, they would take all actions necessary to elect such nominees as directors and would resign from the board.

         On July 7, 1999, Anthony C. Papalia, Martin Fletcher, James Fletcher and Jack Mariucci resigned as directors and the following four nominees of the Lombardi Group were elected as directors to fill the vacancies created by their resignations, namely;

                       Michael F. Lombardi
                       Joseph S. Lombardi
                       Stephen F. Lombardi
                       Anthony M. Lombardi

In December 1999, Nicholas B. Boxter, Raymond L. Dademo and Kenneth Cubelli were elected as additional directors. Robert M. Lombardi has been elected as the Chairman of the Board of Directors. Anthony C. Papalia continues to serve as the Company's President and Chief Executive Officer.

         The Lombardi Group, which controls the Company, is composed of;

         Michael F. Lombardi
         Robert M. Lombardi
         Joseph S. Lombardi
         Anthony M. Lombardi
         Stephen F. Lombardi
         Lombardi & Lombardi, P.A.
         Lombardi & Lombardi, P.A. Defined Benefit Pension Plan; and December '95 Investment Club

The five individual Lombardis are brothers. Michael F. Lombardi and Stephen F. Lombardi are each attorneys and senior officers of Lombardi & Lombardi, P.A., a New Jersey law firm. See Items 9 and 11 herein.

Restaurant Opening

         In February 2000, the Company executed a lease with Moore's Realty Associates, a New Jersey partnership ("Moore's Realty") whose partners are members of the Lombardi Group and other members of the Lombardi family. The lease was of premises on West Main Street (Route 537) in Freehold, New Jersey where an entity affiliated with Moore's Realty, Moore's Inn, Inc. was operating a restaurant and tavern under the name "Moore's Inn." The Company provided consulting services to the operators of Moore's Inn for a weekly consulting fee of $1,800 from January 3, 2000 until February 23, 2000 when it executed the lease and the purchase agreements hereinafter described.

         The Company commenced to operate the facility under the name "Moore's Tavern and Restaurant" on February 23, 2000 at which time the consulting agreement was terminated. The lease is for a five- year term through February 22, 2005 and contains provisions for three consecutive five-year renewals at the Company's option which are automatically effective unless the Company gives written notice at least six months before the end of the initial term or at least six months before the end of the applicable renewal period that it does not intend that such option be exercised. After 18 months, the Company can terminate the lease upon six months' written notice provided that during each of the five-year renewal periods, the Company must provide at least twelve months' prior written notice to terminate.

         The lease is a "net net" lease pursuant to which the Company will pay real estate taxes, insurance and heating and air conditioning costs. The lease provides for a minimum annual rental of $90,000 during each year of the initial five-year term, $100,000 during each year of the first five-year renewal period, $112,500 during each year of the second five-year renewal period and $125,500 during each year of the third five-year renewal period. In addition to the minimum annual rental, the Company is also required to pay an amount to Moore's Realty equal to (i) 6% of the total gross sales of food and beverages etc. at the facility in each year (excluding taxes and gratuities) (the "gross annual rental") less (ii) the minimum annual rental for that year. Moore's Realty has the right to terminate the lease upon twelve months' prior written notice if, for the preceding year, the gross annual rental did not exceed the minimum annual rental for that year.

         Moore's Realty has agreed not to sell or lease a building ("Building B") adjacent to the Moore's Inn or the nearby pad site for a proposed building ("Building C") for a period of one year. If during the first year, the Company enters into an agreement to purchase or lease Building B, Moore's Realty has agreed not to sell or lease the pad site to anyone other than the Company for an additional one-year period.

         During the lease term, the Company has been granted the exclusive right to the use of the names "Moore's Inn" and "Moore's Tavern" within the State of New Jersey. Moore's Realty has agreed not to operate, lease, rent or permit to be operated as a restaurant or tavern during the lease term, any premises owned, leased or occupied by it or members of the Lombardi family (not presently occupied as such), located within ten miles of Moore's Inn. After one year, Moore's Realty can lease Building B to a non-competing restaurant that offers a menu line significantly different from that of Moore's Inn and that does not serve alcoholic beverages.

         In connection with the lease, the Company purchased a New Jersey liquor license from Moore's Inn, Inc. for $350,000 and agreed to sell the license back to the Seller or to Moore's Realty at the termination of the lease for the same $350,000. In addition, the Company purchased existing furniture, fixtures and equipment at Moore's Inn from Moore's Inn, Inc. for $250,000 agreeing to leave all of the furniture, fixtures and equipment at the premises "...in good working condition, reasonable wear and tear excepted..." upon termination of the lease.

         The lease of the Moore's Inn and the purchase of the liquor license and the furniture, fixtures and equipment cannot be deemed "arm's length" transactions due to the interest of the Lombardi Group and other members of the Lombardi family. The transactions were negotiated for the Company by Anthony C. Papalia, its president and chief executive officer. In negotiating the transactions, Mr. Papalia took into account his experience in similar restaurant leases, the prices at which liquor licenses were sold in neighboring areas (finding such prices to be comparable to the liquor license purchase price paid by the Company) and the condition of the furniture, fixtures and equipment. The bulk of the furniture, fixtures and equipment had been purchased by the Seller during the twelve months ended June 30, 1999 at a price of $621,893. Mr. Papalia and the non-interested directors concluded that the terms of the transaction were fair and in the best interests of the Company.

Bank Loans

         At January 31, 1999, the Company's principal bank financing was provided pursuant to two term loans, one originally in the amount of $1,000,000 ("Term Loan A") and the other, originally in the amount of $525,000 ("Term Loan B") from First Union National Bank ("First Union") as well as a $500,000 revolving line of credit ("L/C line") from First Union. At said date, approximately $400,000 was outstanding under Term Loan A, payable in installments of principal with interest at an annual rate of 7.51% through November 2000; approximately $420,000 was outstanding under Term Loan B payable in monthly installments of principal with interest at an annual rate of 9 1/4% through December 2002 and approximately $225,000 was outstanding under the L/C line, due June 30, 1999. Term Loan A and the L/C line were secured by first mortgages on the Company's two Point Pleasant Beach, New Jersey seafood restaurants and Term Loan B was secured by a first mortgage on the Toms River, New Jersey seafood restaurant.

         During fiscal 2000, the Company reduced the outstanding principal balance of Term Loan A to approximately $200,000 and reduced the outstanding principal balance of Term Loan B to approximately $315,000. At June 30, 1999, the L/C line was renewed for the sixth consecutive year for an additional one year term repayable with interest at LIBOR plus 2 1/4%. There were no outstanding borrowings under the L/C line at January 30, 2000.

         In May 1998, the Company borrowed $124,000 from First Union to partially fund the purchase of property adjoining its Toms River, New Jersey seafood restaurant. The loan is repayable in monthly installments of principal with interest at LIBOR plus 2 1/4% through May 2003 and is secured by a first mortgage on the property. At January 30, 2000, approximately $83,000 was outstanding under this loan.

         In October 1998, the Company borrowed $880,000 from First Union to fund the $1,100,000 purchase of its Vero Beach, Florida seafood restaurant. This loan is repayable in monthly installments of $8,319 comprised of principal and interest at an annual rate of 7.82% through November 2008 and is secured by a first mortgage on the Vero Beach property. At January 30, 2000, approximately $845,000 was outstanding under this loan (which provides for a $431,429 "balloon" payment in November 2008).

         Repayment of the Company's term loans and of borrowings under its line of credit is guaranteed by each of the Company's subsidiaries.

         Pursuant to its principal Loan Agreements, the Company has made certain affirmative and negative covenants to First Union. The covenants contained in the prior loan agreements were superseded by the covenants contained in the Vero Beach Loan Agreement. Included in the Vero Beach Loan Agreement are covenants not to pay dividends, effect stock redemptions, sell or issue shares of its stock, make a material change of ownership that changes control of the Company or its management structure, create certain liens or encumbrances, enter into sale-leaseback transactions, sell assets not in the ordinary course of business, merge with or acquire another entity, or enter into certain other transactions without First Union's written consent, and to maintain on a consolidated basis, tangible net worth of at least $11,650,000 increasing by $50,000 at each subsequent fiscal year-end commencing with fiscal 1999; a debt to Tangible Net Worth ratio of no greater than .50:1.00; a net income, depreciation and amortization less Maintenance Capital Expenditures (defined as those expenditures required on an annual basis to maintain existing restaurant locations) to the current portion of long term debt and capital leases ratio of not less than 1.20:1.0; and cash and cash equivalents of not less than $750,000. A failure by the Company to satisfy any such covenant would constitute an event of default under the Loan Agreement enabling First Union to accelerate payment of all outstanding indebtedness. The Company was in compliance with all applicable covenants under its Loan Agreements at January 31, 1999 and at January 31, 2000.

Mister Cookie Face Notes

         At January 31, 1999 in connection with its February 1997 sale of 95% of the common stock of its Mister Cookie Face ("MCF") ice cream production subsidiary for $1,600,000 to a then director, Frank "Doc" Koenemund, the Company held two MCF promissory notes, each originally in the principal amount of $500,000. The first note ("Note X") was payable in monthly principal amounts, commencing March 1, 1998 through July 2000 of $16,667 or $33,333 in each month other than the months of January, February and December, together with interest at the rate of 9-1/4% per annum. The second note ("Note Y") was payable together with interest at an annual rate of

8-1/4% on or before February 20, 2004 but is mandatorily prepayable quarterly from 30% of MCF's cash flow (if any). Both Note X and Note Y were secured by a first lien on all of MCF's assets; however the Company agreed to subordinate its lien to any liens granted by MCF to its senior lending bank or institutional lenders up to a maximum of $1,750,000. During fiscal 1999, the Company subordinated its lien to the lien of MCF's lending bank with respect to a $450,000 working capital loan extended to MCF.

         During fiscal 1999, MCF requested a restructuring of the repayment terms of Note X and Note Y citing cash shortages. Subsequently, MCF informed the Company that it met the cash flow criteria of Note Y during the second quarter of fiscal 2000 requiring an interest payment of $41,834 but did not pay the amount and continued to request a restructuring. The Company has agreed to accept monthly payments from MCF from November 1999 through July 2000 aggregating $131,834 and apply $90,000 of the payments to repayment of principal and interest under Note X with the balance to payment of the overdue interest on Note Y, and is willing to explore a meaningful restructuring of the indebtedness as of July 31, 2000 assuming MCF is then in a position to significantly reduce the total indebtedness.

         Based upon the estimated present value of the payments due under Note X and Note Y, the Company initially recorded a valuation allowance of $601,050 with respect to these notes. Cash receipts for these notes are applied to principal and interest based on the discounted note payment schedules, which resulted in an additional $26,548 and $40,000 of interest income being recognized in fiscal 2000 and fiscal 1999, respectively. At January 30, 2000, an aggregate $248,070 of principal was outstanding under Note X (as compared to $341,554 at January 31, 1999) and the entire $500,000 principal amount continued to be outstanding under Note Y. See Note 5 of Notes to Financial Statements.

         (b) BUSINESS OF ISSUER - The Company is engaged in one business; the operation of nine restaurants in New Jersey and Florida on a year-round basis.

                              RESTAURANT OPERATIONS

         The Company is principally engaged in the operation of nine restaurants on a year-round basis, seven of which are free-standing seafood restaurants in New Jersey (four) and Florida (three); one of which is a Mexican theme restaurant operated under the name "Garcia's," located in a shopping mall in New Jersey and one of which is a free-standing restaurant in Freehold, New Jersey, which the Company commenced to operate in February 2000 under the name "Moore's Tavern and Restaurant." Six of the seafood restaurants are operated under the name "Lobster Shanty" and one under the name "Baker's Wharfside." The Company opened its first seafood restaurant in November 1978 and opened its sole Garcia's restaurant in April

1996. The Company's restaurants, all of which are operated on a year-round basis, are as follows:

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

MOORE'S TAVERN AND RESTAURANT

Freehold, New Jersey                           February 2000

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

LOBSTER SHANTY RESTAURANTS

         Vero Beach, Florida - This restaurant, consisting of approximately 6,900 square feet, is free standing in Vero Beach, Florida on the intracoastal waterway, and seats approximately 200. It opened in December, 1979 pursuant to a lease from Gourmet Associates ("Gourmet") owned by Robert E. Brennan, the then principal stockholder of the Company. During fiscal 1998, the Company constructed an outdoor deck with a bar and dining facilities at this restaurant at a cost of approximately $125,000. At August 31, 1999, the Company was continuing to lease this restaurant on a month-to-month "net" basis at a monthly rental of $10,000 with the Company also paying personal property taxes and insurance thereunder. On that date, the United States Bankruptcy Court for the District of New Jersey ordered the acceptance of the Company's bid of $1,100,000 to purchase the Vero Beach restaurant property from Gourmet. On October 30, 1998, the Company completed the purchase of the property for $1,100,000. To fund the purchase, the Company obtained an $880,000 first mortgage loan from its principal lending bank, First Union National Bank, and paid the balance of the purchase price from working capital. The Company's successful bid was based upon an independent appraisal of the property and was equal to the appraised value. See "Bank Loans" herein as to the repayment terms of this loan.

         Pt. Pleasant Beach, New Jersey - This restaurant, consisting of approximately 17,000 square feet, is free standing with a waterfront location on Channel Drive in Pt. Pleasant Beach, New Jersey and seats approximately 750. It shares parking with the Baker's Wharfside restaurant in Pt. Pleasant Beach with space for approximately 250 automobiles. The Company purchased this restaurant and three others (including the land, buildings, improvements and businesses including personal property and fixtures, liquor licenses and all of the outstanding stock of the four corporations operating these restaurants) from Robert E. Brennan, the then principal stockholder of the Company, and from three partnerships owned by him, in October, 1980 for an aggregate $7,750,000 less a subsequent $250,000 prepayment discount.

         Toms River, New Jersey - This restaurant, consisting of approximately 10,750 square feet, is free standing on Robbins Parkway with a waterfront location on the Toms River in Toms River, New Jersey and seats approximately
375. Municipal parking facilities are available nearby. The Company purchased this restaurant and three others (including the land, buildings, improvements, and businesses including personal property and fixtures, liquor licenses and all of the outstanding stock of the four corporations operating these restaurants) from Robert E. Brennan, the then principal stockholder of the Company, and from three partnerships owned by him, in October, 1980 for an aggregate $7,750,000 less a subsequent $250,000 prepayment discount. During fiscal 1998, the Company commenced an interior renovation of this restaurant, the bulk of which was completed in fiscal 1998 with the balance completed early in fiscal 1999. The total cost of this renovation was approximately $338,000. In fiscal 1999, the Company constructed an outdoor deck with a bar and dining facilities at this restaurant adding approximately 125 seats at a cost of approximately $188,000.

         In May 1998, the Company spent $166,000 to purchase a lot and building with a waterfront location adjacent to the Toms River Lobster Shanty. The Company partially funded the purchase price with the bank loan previously described. The Company has obtained the variances necessary for it to develop an outdoor patio dining area with seating for 125 on this site but has delayed construction pending resolution of a lawsuit initiated by a neighboring landowner attempting to prevent construction. If it is successful in resolving this lawsuit, the Company estimates the total costs of construction and outfitting at approximately $350,000 for an opening anticipated in fiscal 2002.

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

         Hightstown, New Jersey - This restaurant, consisting of approximately 4,600 square feet, is free standing on State Highway 33 approximately two miles east of Hightstown and seats approximately 175. The restaurant has parking for approximately 100 automobiles. The Company purchased this restaurant and three others (including the land, buildings, improvements and businesses including personal property and fixtures, liquor licenses and all of the outstanding stock of the four corporations operating these restaurants) from Robert E. Brennan, the then principal stockholder of the Company and from three partnerships owned by him, in October, 1980 for an aggregate $7,750,000 less a subsequent $250,000 prepayment discount.

BAKER'S WHARFSIDE RESTAURANT

         Pt. Pleasant Beach, New Jersey - This restaurant, consisting of approximately 7,500 square feet, is free standing with a waterfront location on Channel Drive in Pt. Pleasant Beach, New Jersey and seats approximately 500. It shares parking with the Lobster Shanty restaurant in Pt. Pleasant Beach with space for approximately 250 automobiles. The Company purchased this restaurant and three others (including the land, buildings, improvements and businesses including personal property and fixtures, liquor licenses and all of the outstanding stock of the four corporations operating these restaurants) from Robert E. Brennan, the then principal stockholder of the Company, and from three partnerships owned by him, in October, 1980 for an aggregate $7,750,000 less a subsequent $250,000 prepayment discount.

GARCIA'S RESTAURANT

         In November 1995, the Company entered into an agreement (the "Agreement") with Garcimex of New Jersey, Inc. ("Garcimex"), the exclusive owner of the "Garcia's" trade mark, service mark and trade name along with the goodwill and recipes of a Mexican restaurant business associated with the marks. Pursuant to the Agreement, the Company was granted the exclusive right to establish and open Mexican restaurants using the marks, goodwill and recipes in six New Jersey counties, Hunterdon, Mercer, Middlesex, Monmouth, Ocean and Somerset (the "Territory"). The Company was granted the right but not the obligation to open a restaurant utilizing the marks and goodwill in each of the first five 12-month periods, in the Territory, with a six-month grace period with respect to each such 12-month period. If the Company did not open a Garcia's restaurant in each of the first five 12-month periods (including the grace period), the Agreement provided that the Company would lose the right to develop additional restaurants within the Territory. The Company did not open an additional Garcia's restaurant within the prescribed time period after the April 1996 opening of its initial Garcia's restaurant. The Company retains the right to utilize the marks, goodwill and recipes at its Garcia's restaurant and Garcimex has agreed not to open another Mexican restaurant within an 18-mile radius of any Company operated Garcia's restaurant.

         The Agreement is for an initial term of 20 years with additional automatic ten-year renewal periods unless the Company elects not to renew the Agreement. During the period that the Agreement is in effect, the Company is required to pay 3% of the gross annual sales from each Garcia's restaurant which it operates in the Territory, to Garcimex on a quarterly basis. Garcimex has agreed with the Company to reduce this percentage to 1.5% with respect to the twelve-month period commencing February 1, 2000, after which it will revert back to 3%. The Company has also been accorded a right of first refusal with respect to offers received by Garcimex from third parties seeking to obtain rights in the marks, goodwill and recipes for restaurants to be opened outside of the Territory. Furthermore, the Agreement also provides the Company with certain rights to open Mexican restaurants in New Jersey outside the Territory. To date, the Company has opened one Garcia's restaurant which opened at the Monmouth Mall on April 29, 1996.

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

         The Company's lease for this restaurant is for a 12-year term providing for a minimum annual rental of $109,275 during each of the first five years and a minimum annual rental of $118,017 per annum thereafter. The Mall Landlord has agreed to reduce the minimum annual rental to $102,675 with respect to the twelve-month period ending January 31, 2001, after which it will revert to the annual rentals provided for in the lease. The Company was granted a $24,000 per year Construction Allowance for the five-year period commencing January 1, 1997 to be applied on a monthly basis in reduction of the said minimum annual rental. The Company is also required to pay additional rent equal to 5% of the restaurant's annual gross revenues in excess of $2,185,000 in each of the first five years and in excess of $2,360,340 in each subsequent year. The Company is also required to pay a proportionate share of the Mall's real estate taxes, utility charges and the Landlord's operating costs as well as certain other charges.

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

MOORE'S TAVERN AND RESTAURANT

         This restaurant, consisting of approximately 7,700 square feet, is free standing and is located on West Main Street (Route 537) in Freehold, New Jersey. The restaurant seats approximately 260 (with an outdoor patio for warm weather use that can seat an additional approximately 40 persons) and accommodates parking for approximately 200 automobiles (the parking to be shared with any businesses operated from Building B and proposed Building C). The tavern portion of this restaurant is of an historic nature having been initially constructed in the late 19th century and owned by an officer in the American Revolutionary Army. The entire restaurant is decorated in a revolutionary period decor. See "Developments Since the Beginning of the Last Fiscal Year" herein as to the Company's lease of this restaurant and purchase of the liquor license and furniture, fixtures and equipment to be used in its operation of the restaurant from affiliates of the Lombardi Group.

         The Moore's Tavern and Restaurant is open for lunch and dinner on a year-round basis. It features an eclectic American food menu offering sandwiches, burgers, ribs, steak and other meats, chicken and fish, potatoes, vegetables and desserts, and alcoholic beverages.

SOURCES OF FOOD PRODUCTS

         The food products used by the Company in the operation of its seafood restaurants, its Moore's Tavern and Restaurant and its Garcia's restaurant are readily available from a variety of sources including national distributors and local sources on an order basis when needed.

SEASONAL ASPECTS

         To date, the Company's New Jersey seafood restaurants have experienced a significant portion of their sales from May through September whereas its Florida seafood restaurants have experienced a significant portion of their sales from January through April. The Company anticipates that Moore's Tavern and Restaurant will experience a seasonality factor similar to but not as dramatic as the seasonality factor of its New Jersey seafood restaurants. The Company's Garcia's restaurant has experienced its greatest sales volume during the Thanksgiving through Christmas period.

TRADEMARKS

         The Company has no patents, trademarks, licenses, franchises or concessions which it regards as material to its restaurant business with the exception of the service mark "Jack Baker's Lobster Shanty"(R) registered for a 20 year period with the U.S. Patent and Trademark Office in February, 1989, the rights purchased from Garcimex as described above to use of the trade mark, service mark and trade name "Garcia's" and its rights to use of the names "Moore's Inn" and "Moore's Tavern" as described above.

COMPETITION

         The restaurant business is highly competitive and the success of any restaurant depends to a great extent upon the services it supplies and its location. The Company's seafood restaurants compete primarily with other local seafood restaurants and to a lesser extent, with local restaurants serving a more general fare. The principal national competition to the Company's seafood restaurants is the Red Lobster restaurant chain. This chain has substantially greater resources than the Company. The Company's Florida seafood restaurants also face competition from Shells seafood restaurants operating in their area. There are other restaurants in the mall and in the vicinity of the mall where the Company is now operating a Garcia's restaurant, all of which supply competition to the Company's Garcia's unit. Although there are no Mexican style restaurants in the mall, there are other Mexican style restaurants in the area. Typical "chain" competitors, all of which are affiliated with better established and more prominent national chains, are the Friendly Ice Cream chain, Ruby Tuesdays and TGI Fridays. The Moore's Tavern and Restaurant faces competition from local restaurants as well as from national chains including TGI Fridays and Chili's restaurants in the area. There can be no assurance that the Company's units will be able to successfully compete with any of such other restaurants.

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

EMPLOYEES

         The Company maintains its administrative employees at its executive offices including its principal officers (see "Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act"), secretarial and bookkeeping personnel. Each of the Company's seafood restaurant units employs a general manager, two assistant managers and between 40 and 130 other employees to serve as waitresses, waiters, busboys, bartenders, cooks, dishwashers, kitchen help, hostesses and cashiers (some on a part-time basis). The Company's Garcia's restaurant employs approximately 40 employees and its Moore's Tavern and Restaurant employs approximately 60 employees, in each case serving similar functions. The Company also presently employs three area supervisors, each responsible for certain of the Company's restaurants. Managerial candidates are recruited for the Company's restaurants from hotel and restaurant management schools, restaurant recruiting agencies, through advertising in restaurant management magazines and by promotion from within the Company's own organization. At January 30, 2000, prior to the commencement of its operation of the Moore's Tavern and Restaurant, the Company had approximately 400 employees (including part-time workers). The Company is not a party to any collective bargaining agreements and has enjoyed satisfactory employee relations since inception.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the quarter ended January 30, 2000.

                            CHEFS INTERNATIONAL, INC.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

         The Common Stock was listed on the NASDAQ Stock Market Small Cap System under the symbol "CHEF" until the close of business on December 16, 1998 when it was delisted because of the failure of the Common Stock to maintain a closing bid price at or above $1.00 per share. Commencing December 17, 1998, the Common Stock has been traded on the OTC Bulletin Board under the symbol "CHEF." The following chart sets forth the range of high and low closing bid prices for the Common Stock for the periods indicated as obtained from the National Quotation Bureau, LLC.

                                                 BID PRICES
                  QUARTER                    -----------------
                  ENDED                      HIGH          LOW
                  -----                      ----          ---

                  April 26, 1998            $ .9375      $ .46875
                  July 26, 1998             $ .875       $ .625
                  October 25, 1998          $1.25        $ .625
                  October 26
                        through
                   December 16, 1998        $ .90625     $ .71875

                  OTC BULLETIN BOARD TRADING

                  December 17, 1998
                        through
                   January 31, 1999         $ .71875     $ .625

                  April 30, 1999            $ .9375      $ .5625
                  July 30, 1999             $1.5625      $ .875
                  October 29, 1999          $1.07        $ .6875
                  January 30, 2000          $ .80        $ .75

         The above quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. They do not necessarily represent actual transactions.

         At March 31, 2000, the number of record holders of the Common Stock was 6,778. Such number of record owners was determined from the Company's shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

         Pursuant to the Company's Term Loan Agreement with First Union National Bank, the Company is restricted during the period any loans are outstanding under such agreement from paying dividends on any of its outstanding stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OR PLAN OF OPERATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
         REFORM ACT OF 1995

         Certain statements regarding future performance in this Annual Report on Form 10-KSB constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company's actual results and could cause those results to differ materially from the forward-looking statements. Such factors include, but are not limited to, changing market conditions, weather, the state of the economy, the impact of competition to the Company's restaurants, pricing and acceptance of the Company's food products.

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

         At January 30, 2000, the Company was operating eight restaurants on a year-round basis. Seven of the restaurants are free-standing seafood restaurants in New Jersey and Florida and are operated under the names "Lobster Shanty" or "Baker's Wharfside." The other restaurant is a Mexican theme restaurant in New Jersey operated under the name "Garcia's." The Company opened its first seafood restaurant in November 1978 and opened its Garcia's restaurant in April 1996. In February 2000, the Company commenced the operation of a ninth restaurant, Moore's Tavern and Restaurant, a free standing restaurant in Freehold, New Jersey serving an eclectic American food type menu.

         Generally, the Company's New Jersey seafood restaurants derive a significant portion of their sales from May through September. The Company's Florida seafood restaurants derive a significant portion of their sales from January through April. The Company's Garcia's restaurant derives a significant portion of its sales during the holiday season from Thanksgiving through Christmas. The

Company anticipates that Moore's Tavern and Restaurant will experience a seasonality factor similar to but not as dramatic as the seasonality factor of its New Jersey seafood restaurants.

         At the end of the third quarter for the fiscal year ended January 31, 1999, the Company closed its Belmar, New Jersey Lobster Shanty restaurant due to unsatisfactory operating results. The Company operated nine restaurants, including the Belmar Lobster Shanty, during the nine months ended October 25, 1998.

         The statement of operations for fiscal 2000 was comprised of 52 weeks as compared to 53 weeks for fiscal 1999.

RESULTS OF OPERATIONS

Sales.

         Sales for the 52 weeks ended January 30, 2000 was $17,996,500, a decrease of $697,200 or 3.7%, as compared to $18,693,700 for the 53 weeks ended January 31, 1999. The extra week of sales in the fourth quarter of fiscal 1999 accounted for approximately $271,300 of the decrease in fiscal 2000 and the Belmar restaurant had sales of $960,100 for the nine months it operated in fiscal 1999. Accordingly, for the 52 week comparison, sales for the eight restaurants that operated during both years increased by $534,200 or 3.1% in fiscal 2000. A majority of the sales increase occurred in the second quarter primarily due to an unusually dry New Jersey summer. The number of customers served in the eight restaurants during fiscal 2000 increased by.9% over the prior year while the check average paid per customer increased by 2.1 % for the 52 week comparison.

Gross Profit - Gross Margin.

         Gross profit was 67.6% of sales for fiscal 2000 as compared to 67.1 % of sales for fiscal 1999. The improvement in the gross profit, despite higher liquor costs, resulted from lower food costs due primarily to lower shrimp and dairy costs. Management was also able to lower food costs by adjusting the restaurant menus to highlight lower cost meals. The Belmar restaurant, which had a lower gross profit than the combined results of the other eight restaurants, was closed during fiscal 1999.

Operating Expenses.

         Total operating expenses decreased by 5.5% from $12,281,800 for fiscal 1999 to $11,608,500 for fiscal 2000. Payroll and related expenses were 29.5% of gross sales for fiscal 2000 compared to 29.9% of sales for fiscal 1999. Despite increases in health and worker's compensation insurance costs, the overall decrease is primarily attributable to improved payroll performance at the existing restaurants and the closure of the Belmar restaurant with its higher payroll costs. Other operating expenses were 19.7% of sales for fiscal 2000 versus 20.5% in 1999. This decrease is attributable to the Vero Beach, Florida restaurant, which was previously rented at $10,000 per month, and was purchased during the fourth quarter of fiscal 1999, and the closure of the leased Belmar restaurant.

         Depreciation and amortization expenses were essentially unchanged from fiscal 1999. The increase in depreciation expenses due to fiscal 2000 capital expenditures was offset by the expiration of fully depreciated assets at the existing restaurants and the closure of Belmar.

         General and administrative expenses were $13,500 higher in fiscal 2000 versus 1999. Increases including higher salaries and payroll taxes of $28,000, higher group insurance costs of $10,500 and additional corporate legal expenses totaling $16,800 were offset by reductions in directors' compensation of $16,500 due to the resignation of two former directors, and a decrease of $24,400 in employee and customer relations costs.

         The primary component of the gain on disposal of assets was a gain of $13,900 realized on the sale of the Belmar liquor license during the second quarter ended August 1, 1999. The fiscal 1999 loss on disposal of assets of $96,000 consisted primarily of costs associated with the closing of the Belmar restaurant.

Other Income and Expense.

         Interest expense was $12,400 higher in fiscal 2000 primarily because of the interest expense associated with a May 1998 $124,000 five year term loan used to partially fund the purchase of a property next to the Toms River, New Jersey restaurant and with a November 1998 $880,000 first mortgage used to partially fund the purchase of the Vero Beach, Florida restaurant. Interest income was approximately $3,000 less in fiscal 2000.

Net Income.

         Net income was $502,600 or $.ll per share for fiscal 2000, an increase of $212,000 or 73% versus net income of $290,600 or $.06 per share for fiscal 1999.

Liquidity and Capital Resources.

         The Company has financed its operations primarily from revenues derived from its restaurants.

         The Company's ratio of current assets to current liabilities was 1.74:1 at January 30, 2000, compared to 1.32:1 at the end of fiscal 1999. Working capital was $1,361,700 at the end of fiscal 2000, an increase of $708,500 over the prior year's total. During fiscal 2000, net cash increased by $442,300. Net cash provided from operating activities was $1,603,800. The primary changes in assets and liabilities were a reduction in accounts payable of $58,300 and an increase of $77,600 in accrued liabilities resulting from a change in the Company's health insurance plan. Investing activities during fiscal 2000 resulted in a net outflow of $575,200. Capital expenditures were $510,900 with the major components including $78,800 for "Year 2000" (Y2K) computer software and hardware system upgrades, $42,000 for a restaurant point of sale system (POS) and $34,600 for Y2K phone system upgrades at the corporate office and the restaurants. The balance of $355,500 was spent on routine restaurant improvements. Investing inflows included $149,500 from the sale of the Belmar liquor license and payments of $66,400 by Mister Cookie Face (MCF) on notes receivable from the February 1997 sale. During the third quarter of fiscal 1999 the Company agreed to allow MCF to make partial payments of $10,000 toward its indebtedness. In October 1999 the Company's Board of Directors agreed to the continuance of the partial payments until July 2000 (see note 5 to the Financial Statements). Financing activities in fiscal 2000 resulted in a net cash outflow of $586,300 for debt repayment. During the second quarter of fiscal 2000 the Company's $500,000 bank line of credit was renewed for another year with an interest rate of LIBOR plus 2.25%. At the year ended January 30, 2000 the entire $500,000 was available for use.

         During fiscal 1999, net cash decreased by $264,100. Cash provided by fiscal 1999 operating activities was $1,217,200 with the primary changes in assets and liabilities being a reduction of $287,700 in accounts payable and an increase of $104,100 in accrued liabilities resulting from a holiday gift certificate promotion. Investing outlays totaled $1,070,400 and included capital expenditures of $1,199,400 offset by collections on the MCF notes receivable of $240,800. Major components of the capital expenditures included the purchase of the Vero Beach restaurant property for $1,188,500, partially financed with an $880,000 mortgage, $224,000 spent to complete the Toms River restaurant renovation and approximately $166,000 to purchase a property adjacent to the Toms River restaurant. Financing activities included debt repayment of $759,800 and new debt proceeds of $349,000 consisting of $225,000 in advances on the bank line of credit for inventory purchases and $124,000 to partially fund the Toms River property purchase.

         At the end of fiscal 2000, the Company was in compliance with all of the covenants under its Loan Agreement with its primary bank, First Union. The Company was also in full compliance at the year ended January 31, 1999.

         In December 1999, Chefs entered into a consulting agreement with a company controlled by the principal shareholders of Chefs to manage a restaurant in Freehold, New Jersey, known as Moore's Inn

(Moore's) for $1,800 per week. On February 23, 2000 the consulting agreement was terminated when Chefs purchased the furniture, fixtures and equipment and the liquor license of Moore's for $600,000 in cash. Additionally, Chefs entered into a five-year lease agreement (with three five-year renewal options) for the restaurant property requiring minimum lease payments of $90,000 plus 6% of sales exceeding $1.5 million.

         Management anticipates that funds from operations and the bank line of credit will be sufficient to meet obligations in fiscal 2001, including projected capital expenditures of approximately $581,000 for routine restaurant improvements in addition to the $600,000 for the Moore's liquor license and furniture, fixture and equipment purchase. A majority of the capital expenditures are expected to occur during the first and second quarters of fiscal 2001.

INFLATION

         It is not possible for the Company to predict with any accuracy the effect of inflation upon the results of its operations in future years. The price of food is extremely volatile and projections as to its performance in the future vary and are dependent upon a complex set of factors. There is a proposal before Congress to raise the minimum wage by $1.00 to $6.15 per hour. However, management believes that the increase would have a minimal impact on payroll costs because the proposed increase would not change the cash wage of the Company's tipped employees and a majority of the non-tipped employees already receive in excess of $6.15 per hour.

ITEM 7.  FINANCIAL STATEMENTS

         Attached.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         See Item 1, "Developments Since the Beginning of the Last Fiscal Year" as to the replacement of Moore Stephens P.C. ("Moore Stephens") as the Company independent accountants for the audit of its financial statements for the fiscal year ended January 31, 1999 with the certified public accounting firm of Edward Isaacs & Company LLP. The latter firm has rendered its audit opinion with respect to the Company's consolidated balance sheet as of January 30, 2000 and the related consolidated statement of operations, stockholders equity, and cash flows for each of the two fiscal years in the period ended January 30,2000 contained in this report.

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

         During the two fiscal years ended January 25, 1998, there were no disagreements between the Company and Moore Stephens on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Moore Stephens, would have caused it to make a reference to the subject matter of the disagreement in connection with its report.

                            CHEFS INTERNATIONAL, INC.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
         AND CONTROL PERSONS; COMPLIANCE WITH
         SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth certain information with respect to each of the current directors of the Company:

                                                                DATE FIRST
NAME                          AGE        POSITION           ELECTED A DIRECTOR
----                          ---        --------           ------------------
                                         Chairman of
Robert M. Lombardi(a)          48        the Board             May 1999
Nicholas B. Boxter             52        Director              December 1999
Kenneth Cubelli                46        Director              December 1999
Raymond L. Dademo              42        Director              December 1999
Anthony M. Lombardi(a)         44        Director              July 1999
Joseph S. Lombardi(a)          49        Director              July 1999
Michael F. Lombardi(a)         51        Director              July 1999
Stephen F. Lombardi(a)         44        Director              July 1999

-------------------
         (a)The five Lombardis who serve as directors are brothers.

         The following table sets forth certain information regarding the executive officers of the Company.

         NAME              AGE         OFFICE
         ----              ---         ------

Anthony C. Papalia          42         President, Treasurer, Chief
                                       Executive Officer, Chief Financial
                                       Officer and Director

Martin W. Fletcher          47         Secretary

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

DIRECTORS

         Robert M. Lombardi, M.D. is, and for more than the past five years has been principally engaged as a physician and orthopaedic surgeon with the Edison-Metuchen Orthopaedic Group, a medical practice group located in Edison, New Jersey, where he also serves as a senior officer. He is also an officer of Moore's Inn, Inc. and a partner in Moore's Realty. See "Developments Since the Beginning of the Last Fiscal Year - Restaurant Opening."

         Nicholas B. Boxter, C.P.A. is, and for more than the past five years has been principally engaged in the practice of accountancy with his own firm in Whitehouse, New Jersey.

         Kenneth Cubelli, M.D. is, and for more than the past five years has been principally engaged as a physician and orthopaedic surgeon with the Morris County Orthopaedic Group in Denville, New Jersey.

         Raymond L. Dademo, Esq. is, and for more than the past five years has been principally engaged as a practicing attorney with his own law firm in Brick, New Jersey.

         Anthony M. Lombardi, D.D.S. is, and for more than the past five years has been principally engaged in the practice of dentistry in Edison, New Jersey. He is also an officer of Moore's Inn, Inc.

         Joseph S. Lombardi, M.D. is, and for more than the past five years has been principally engaged as a physician and orthopaedic surgeon with the Edison-Metuchen Orthopaedic Group, where he is a senior officer. He is also an officer of Moore's Inn, Inc. and a partner in Moore's Realty.

         Michael F. Lombardi, Esq. is, and for more than the past five years has been principally engaged as a practicing attorney and a senior officer of Lombardi & Lombardi, P.A., an Edison, New Jersey law firm. He is also an officer of Moore's Inn, Inc. and a partner in Moore's Realty.

         Stephen F. Lombardi, Esq. is, and for more than the past five years has been principally engaged as a practicing attorney and a senior officer of Lombardi & Lombardi, P.A., an Edison, New Jersey law firm. He is also an officer of Moore's Inn, Inc. and a partner in Moore's Realty.

EXECUTIVE OFFICERS

         Anthony C. Papalia has been continuously employed by the Company for the preceding five years. He has served as a manager of various New Jersey Lobster Shanty restaurants and as an area supervisor. Mr. Papalia, who was elected senior vice president and a director of the Company in September, 1985 and president and treasurer in March, 1988, is currently devoting all of his working time to the business of the Company. He resigned as a director of the Company in July 1999.

         Martin W. Fletcher has been continuously employed by the Company for the preceding five years in various capacities. He has served as general manager of the Company's Toms River, New Jersey Lobster Shanty, as area supervisor for its Florida west coast restaurants, as assistant controller, since September, 1987 as controller and since March 1988 as secretary and a director of the Company. He resigned as a director of the Company in July 1999. He is currently devoting all of his working time to the business of the Company.

COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

         Based solely upon a review of Forms 3 and 4, the Company believes that with respect to fiscal 2000, all Section 16(a) filing requirements applicable to its officers, directors and beneficial owners of more than 10% of its equity securities were timely complied with.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information concerning the compensation paid or accrued by the Company during the three fiscal years ended January 30, 2000 to its Chief Executive Officer as well as to any other executive officer of the Company or a subsidiary who earned at least $100,000 during fiscal 2000. During the three- year period ended January 30, 2000, the Company did not grant any restricted stock awards or have any long-term incentive plan in effect. The Company maintains a non-qualified Supplemental Employee Benefit Program for its officers, supervisors, restaurant managers and assistant managers paying annual contributions ranging from $1,000 to approximately $3,000 per individual. The Program provides life insurance death benefits, disability income benefits and retirement income benefits. A former officer and director, James Fletcher is not covered under this Program but the Company agreed that if he remained in its employ until age 65 and left such employ at any time thereafter, the Company would pay him $20,000 annually for the ten year period following such termination of employment or until his death, if he dies prior thereto. The Company partially funded this obligation with an insurance policy paying an annual premium of approximately $5,000 until Mr. Fletcher's retirement at the conclusion of fiscal 1997. James Fletcher is the father of Martin W. Fletcher.

                           SUMMARY COMPENSATION TABLE

                                    ANNUAL COMPENSATION
                                    -------------------
NAME AND                FISCAL                             OTHER ANNUAL
PRINCIPAL POSITION       YEAR       SALARY        BONUS    COMPENSATION
------------------      ------      ------        -----    ------------

Anthony Papalia         2000       $159,975        $-0-      $2,088(a)
 President and          1999       $150,000        $-0-      $2,088(a)
 Chief Executive        1998       $150,000        $-0-      $2,088(a)
 Officer

------------------
(a) Represents contributions under the Supplemental Employee Benefit Program.

EMPLOYMENT AGREEMENTS

         At the annual meeting of the Company's stockholders held on December 19, 1995, stockholders ratified employment contracts between the Company and Anthony Papalia as chief executive officer and chief financial officer and between the Company and Martin Fletcher as controller. Each contract expired at the conclusion of the Company's 1999 fiscal year and was automatically renewed on a year by year basis for up to five consecutive additional one-year terms unless either party gave at least six months' prior notice that he or it did not desire such renewal. As no such notice was given during fiscal 1999, each contract was extended for a first renewal year. Mr. Papalia's annual salary under the contract was $150,000 and Mr. Fletcher's annual salary under the contract was $87,000 but each individual's salary was made subject to automatic increase in each Renewal Year based on increases in the Consumer Price Index. As a result, during fiscal 2001, Mr. Papalia's annual salary was increased to $164,102 and Mr. Fletcher's annual salary was increased to $95,179. If the employment of either individual is terminated other than for cause, he will become entitled to a Severance Payment equal to the amount of his compensation over the balance of the contract term. Each individual is also entitled to terminate his employment and receive a Severance Payment equal to six months' salary in the event of a "change of control" of the Company. An amendment to each employment contract executed in August 1999 extended the first renewal year through March 31, 2000, renewed each contract for a second renewal year through March 31, 2001 and recast each renewal year so as to commence on April 1 of each year and to expire on March 31 of the following year. Notice of intention not to renew must now be given no later than September 30 of the year preceding the year in which the renewal term commences.

STOCK OPTIONS

         At January 31, 1999 there were outstanding employee and non-employee stock options exercisable to purchase an aggregate 249,060 shares of Chefs Common Stock at exercise prices ranging from

$.984375 to $3.75 per share. Included in these amounts were options held by Anthony C. Papalia exercisable to purchase 12,223 shares at $.984375 per share and 54,167 shares at $3.75 per share; options held by Martin W. Fletcher exercisable to purchase 11,000 shares at $.984375 per share and 54,167 shares at $3.75 per share; and options exercisable to purchase 54,167 shares at $3.75 per share and 50,000 shares at $3.00 per share held by Jack Mariucci, a director until his resignation in July 1999. All of the outstanding options (exercisable to purchase an aggregate 249,060 shares) expired by their terms or were cancelled during fiscal 2000 so that there were no outstanding options exercisable to purchase shares of Chefs Common Stock at January 30, 2000.

DIRECTORS' COMPENSATION

         During fiscal 2000, Jack Mariucci and James Fletcher were paid an aggregate of $16,500 in directors' fees until their resignations in July 1999. No method of compensation has been established at this date for the current directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of March 31, 2000 with respect to their ownership of Chefs' Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of Chefs' outstanding Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all directors and executive officers as a group.

NAME AND ADDRESS OF             SHARES OF COMMON STOCK           PERCENTAGE
BENEFICIAL OWNER                  BENEFICIALLY OWNED             OWNERSHIP
----------------                  ------------------             ---------

DIRECTORS*
Robert M. Lombardi                   1,301,256(1)                    29%
Nicholas B. Boxter                          --                       --
Kenneth Cubelli                             --                       --
Raymond L. Dademo                        1,000                       --
Anthony Lombardi                       113,001                        3%
Joseph S. Lombardi                     668,333                       15%
Michael F. Lombardi                    286,868(1)(2)(3)               6%
Stephen F. Lombardi                     34,500(1)(2)                  1%

EXECUTIVE OFFICER*
Anthony C. Papalia                       5,000                       --

All executive officers and
 directors as a group
 (ten persons)                       2,409,958(1)(2)(3)              54%
--------------------
*The address of each director and executive officer is c/o the Company, 62 Broadway, Point Pleasant Beach, New Jersey 08742.

         (1) Robert M. Lombardi, Anthony Lombardi, Joseph S. Lombardi, Michael
F. Lombardi and Stephen F. Lombardi, the December '95 Investment Club, Lombardi & Lombardi, P.A. and the Lombardi & Lombardi, P.A. Defined Benefit Pension Plan previously filed a report on Schedule 13D and amendments thereto indicating that they were acting separately and not as a group. The five individual Lombardis are brothers and for purposes of this report, they and the above entities are deemed the "Lombardi Group."

         (2) Includes 24,500 shares comprising one-half of the 49,000 shares owned by Lombardi & Lombardi, P.A., of which Michael F. Lombardi and Stephen F. Lombardi are each senior officers.

         (3) Includes 111,668 shares owned by Lombardi & Lombardi, P.A. Defined Benefit Pension Plan and 3,333 shares owned by the December '95 Investment Club. Michael F. Lombardi has voting and dispositive power with respect to these shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See Item 1 herein, "Developments Since the Beginning of the Last Fiscal Year - Change in Control" as to the purchase by certain members of the Lombardi Group from the Chapter 11 Trustee for the bankruptcy estate of Robert E. Brennan of 1,722,445 shares of Chefs Common Stock and "Restaurant Opening" as to the leasing by the Company of a restaurant in Freehold, New Jersey and the purchase by it of a liquor license and furniture, fixtures and equipment from affiliates of the Lombardi Group.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

   (a)   EXHIBITS

3.1      Restated Certificate of Incorporation of the Company(E)

3.2      By-Laws of the Company, as amended

4.1      Specimen Common Stock Certificate(A)

20.1     Monmouth Mall Shopping Center Lease for Garcia's restaurant(B)

20.2 Employment Agreement dated as of December 19, 1995 between Chefs and Anthony Papalia(B)

20.3 Employment Agreement dated as of December 19, 1995 between Chefs and Martin Fletcher(B)

20.4 Stock Purchase/Sale Agreement as of January 26, 1997 between Chefs and Frank Koenemund concerning the sale of 95% of MCF and the three MCF Promissory Notes (A, B and C) issued thereunder(C)

20.5 Agreement of Sale dated August 1998 between Gourmet Associates and the Company concerning the purchase by the Company of the Vero Beach, Florida Lobster Shanty Restaurant(E)

20.6 Loan Agreement dated October 30, 1998 between the Company and First Union National Bank and the Company's $880,000 Promissory Note issued pursuant thereto for funding utilized by the Company to purchase the Vero Beach, Florida Lobster Shanty Restaurant(E)

20.7 Lease Agreement executed in January 2000 for Moore's Inn facility, between Moore's Realty Associates as Landlord and the Company as Tenant

20.8 Liquor License Sale/Purchase Agreement executed in January 2000 between Moore's Inn, Inc. as Transferor and the Company as Transferee

20.9 Sale/Purchase Agreement for Furniture, Fixtures and Equipment executed in January 2000 between Moore's Inn, Inc. as Seller and the Company as Purchaser.

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

Chefs International          Florida             Lobster Shantys -
  Palm Beach, Inc.                               Vero Beach and Jensen
                                                 Beach, Florida

Kev, Inc.                    New Jersey          Lobster Shanty -
                                                 Pt. Pleasant Beach,
                                                 New Jersey

Robbins Parkway              New Jersey          Lobster Shanty - Toms
  Realty Co., Inc.                               River, New Jersey

Hightstown REB, Inc.         New Jersey          Lobster Shanty -
                                                 Hightstown, New Jersey

27                Financial Data Schedule

----------------
         (A) Incorporated by reference to exhibit filed with the Company's Registration Statement on Form SB-2 (File no. 33-66936)

         (B) Incorporated by reference to exhibit filed with the Company's annual report on Form 10-K for the fiscal year ended January 28, 1996

         (C) Incorporated by reference to exhibit filed with the Company's current report on Form 8-K for February 20, 1997

         (D) Incorporated by reference to exhibit filed with Amendment
No. 1 to the Company's current report on Form 8-K/A for April 1,
1999
         (E) Incorporated by reference to exhibit filed with the Company's annual report on Form 10-KSB for the fiscal year ended January 31, 1999.

         (B) REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended January 30, 2000.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                           YEAR ENDED JANUARY 30, 2000

                                TABLE OF CONTENTS

                                                                       PAGE

FINANCIAL STATEMENTS:

   Independent Auditors' Report                                         F-1

   Consolidated Balance Sheet - January 30, 2000                       F-2-3

   Consolidated Statements of Operations -
      Years Ended January 30, 2000 and January 31, 1999                 F-4

   Consolidated Statements of Stockholders' Equity -
      Years Ended January 30, 2000 and January 31, 1999                 F-5

   Consolidated Statements of Cash Flows

      Years Ended January 30, 2000 and January 31, 1999                 F-6

   Notes to Consolidated Financial Statements                          F-7-16

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
Chefs International, Inc. and Subsidiaries
Point Pleasant, New Jersey

We have audited the accompanying consolidated balance sheet of Chefs International, Inc. and subsidiaries as of January 30, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two fiscal years in the period ended January 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chefs International, Inc. and subsidiaries as of January 30, 2000, and the consolidated results of their operations and their cash flows for each of the two fiscal years in the period ended January 30, 2000, in conformity with generally accepted accounting principles.

                                                /s/ EDWARD ISAACS & COMPANY LLP
                                                -------------------------------
                                                    Edward Isaacs & Company LLP


March 27, 2000

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                JANUARY 30, 2000

                                     ASSETS
                                     ------

CURRENT ASSETS:
    Cash and cash equivalents                                        $ 1,314,247
    Investments                                                          634,900
    Miscellaneous receivables                                             63,037
    Inventories                                                          964,134
    Due on sale of discontinued operations
       from related party                                                 83,125
    Prepaid expenses                                                     153,016
                                                                     -----------
          TOTAL CURRENT ASSETS                                         3,212,459
                                                                     -----------

PROPERTY, PLANT AND EQUIPMENT, at cost                                19,820,157

Less: Accumulated depreciation                                         7,856,283
                                                                     -----------
          PROPERTY, PLANT AND EQUIPMENT, net                          11,963,874
                                                                     -----------

OTHER ASSETS:
    Investments                                                          526,000
    Goodwill - net                                                       478,521
    Liquor licenses - net                                                523,299
    Due on sale of discontinued operations
       from related party                                                129,993
    Equity in life insurance policies                                    503,262
    Due from related party                                                16,422
    Other                                                                 17,016
                                                                     -----------
          TOTAL OTHER ASSETS                                           2,194,513
                                                                     -----------
                                                                     $17,370,846
                                                                     ===========


See notes to consolidated financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                                JANUARY 30, 2000


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Notes and mortgages payable                                    $    364,086
    Accounts payable                                                    599,102
    Accrued payroll                                                      88,531
    Accrued expenses                                                    381,054
    Other liabilities                                                   363,647
    Income taxes payable                                                 54,300
                                                                   ------------
          TOTAL CURRENT LIABILITIES                                   1,850,720
                                                                   ------------

NOTES AND MORTGAGES PAYABLE                                           1,078,383
                                                                   ------------

OTHER LIABILITIES                                                       513,862
                                                                   ------------

STOCKHOLDERS' EQUITY:
    Capital stock - common $.01 par value,
       Authorized 15,000,000 shares,
       Issued and outstanding 4,488,162                                  44,882
    Additional paid-in capital                                       32,304,487
    Accumulated deficit                                             (18,421,488)
                                                                   ------------
          TOTAL STOCKHOLDERS' EQUITY                                 13,927,881
                                                                   ------------

                                                                   $ 17,370,846
                                                                   ============


See notes to consolidated financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                YEARS ENDED JANUARY 30, 2000 AND JANUARY 31, 1999



                                                     2000              1999
                                                 ------------      ------------
SALES                                            $ 17,996,559      $ 18,693,692

COST OF GOODS SOLD                                  5,830,757         6,141,920
                                                 ------------      ------------
       GROSS PROFIT                                12,165,802        12,551,772
                                                 ------------      ------------

OPERATING EXPENSES:
    Payroll and related expenses                    5,302,533         5,582,361
    Other operating expenses                        3,541,566         3,840,887
    Depreciation and amortization                   1,013,416         1,014,895
    General and administrative expenses             1,761,244         1,747,744
    (Gain) loss on disposal of assets                 (10,284)           95,954
                                                 ------------      ------------

       TOTAL OPERATING EXPENSES                    11,608,475        12,281,841
                                                 ------------      ------------
       INCOME FROM OPERATIONS                         557,327           269,931
                                                 ------------      ------------

OTHER INCOME (EXPENSE):
    Interest expense                                 (140,552)         (128,132)
    Interest income                                   166,424           169,393
                                                 ------------      ------------
       OTHER INCOME, NET                               25,872            41,261
                                                 ------------      ------------

       INCOME BEFORE INCOME TAXES                     583,199           311,192

PROVISION FOR INCOME TAXES                             80,635            20,600
                                                 ------------      ------------
       NET INCOME                                $    502,564      $    290,592
                                                 ============      ============

BASIC INCOME PER COMMON SHARE                    $       0.11      $       0.06
                                                 ============      ============


See notes to consolidated financial statements.


                                 CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                              YEARS ENDED JANUARY 30, 2000 AND JANUARY 31, 1999



                                                 Capital        Additional                        Total
                                   Number         Stock          Paid-in       Accumulated     Stockholders'
                                 of Shares      Par Value        Capital          Deficit         Equity
                               ------------    ------------    ------------    ------------    ------------
BALANCE at January 25, 1998       4,488,347    $     44,883    $ 32,304,486    $(19,214,644)   $ 13,134,725

Fractional shares conversion             22               1              (1)             --              --

Net income                               --              --              --         290,592         290,592
                               ------------    ------------    ------------    ------------    ------------

BALANCE at January 31, 1999       4,488,369          44,884      32,304,485     (18,924,052)     13,425,317

Fractional shares conversion           (207)             (2)              2              --              --

Net income                               --              --              --         502,564         502,564
                               ------------    ------------    ------------    ------------    ------------

BALANCE at January 30, 2000       4,488,162    $     44,882    $ 32,304,487    $(18,421,488)   $ 13,927,881
                               ============    ============    ============    ============    ============



See notes to consolidated financial statements.


                    CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                 YEARS ENDED JANUARY 30, 2000 AND JANUARY 31, 1999

                                                            2000           1999
                                                        -----------    -----------
OPERATING ACTIVITIES:
    Net income                                          $   502,564    $   290,592
    Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                    1,013,416      1,014,895
         Loss on closing of restaurant                           --         93,909
         (Gain) loss on disposal of assets                  (10,284)         2,045
                                                        -----------    -----------
            CASH PROVIDED BY OPERATIONS                   1,505,696      1,401,441

         Increase (decrease) in cash attributable
            to changes in assets and liabilities:
              Miscellaneous receivables                       8,241         (5,050)
              Inventories                                    31,513         43,556
              Prepaid expenses                                4,456        (58,925)
              Accounts payable                              (58,261)      (287,704)
              Accrued expenses and other liabilities         77,551        104,144
              Income taxes payable                           34,600         19,700
                                                        -----------    -----------
            NET CASH PROVIDED BY OPERATING ACTIVITIES     1,603,796      1,217,162
                                                        -----------    -----------

INVESTING ACTIVITIES:
    Capital expenditures                                   (510,948)    (1,199,438)
    Proceeds from sale of assets                            149,497            800
    Loss on closing of restaurant                                --        (49,386)
    Sale or redemption of investments                       481,400        196,000
    Purchase of investments                                (708,300)      (249,000)
    Proceeds from notes receivable - discontinued
         operations - related party                          66,386        240,803
    Equity in life insurance policies                       (44,662)       (52,162)
    Other assets                                             (8,529)        41,937
                                                        -----------    -----------
            NET CASH USED IN INVESTING ACTIVITIES          (575,156)    (1,070,446)
                                                        -----------    -----------

FINANCING ACTIVITIES:
    Repayment of debt                                      (586,343)      (759,829)
    Proceeds from debt                                           --        349,000
                                                        -----------    -----------
            NET CASH USED IN FINANCING ACTIVITIES          (586,343)      (410,829)
                                                        -----------    -----------

            NET INCREASE (DECREASE) IN CASH AND
              CASH EQUIVALENTS                              442,297       (264,113)

CASH AND CASH EQUIVALENTS at beginning                      871,950      1,136,063
                                                        -----------    -----------
            CASH AND CASH EQUIVALENTS at end            $ 1,314,247    $   871,950
                                                        ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                       $   144,164    $   122,819
                                                        ===========    ===========
    Income taxes paid                                   $    46,166    $       900
                                                        ===========    ===========

NONCASH TRANSACTIONS:
    In fiscal 1999 the Company acquired the
       Vero Beach property and restaurant
       for $1,188,507, payable $308,507 in cash
       and a $880,000 mortgage.

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

         Principles of Consolidation:

         The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

         Concentrations of Credit Risk:

         The Company maintains cash balances at several financial institutions in New Jersey and Florida. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured cash balances totaled approximately $1,095,000.

         Cash and Cash Equivalents:

         Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.

         Investments:

         At January 30, 2000, the Company held investments, consisting of certificates of deposit, which are held for non-trading purposes and are classified as current or long-term based on maturities at the balance sheet date. The investments are stated at cost and had a market value of approximately $1,109,000.

         At January 30, 2000, investments also include $35,000 representing the estimated fair value of 5% of the stock of Mister Cookie Face, a business segment the Company sold to a related party in 1997 (see Note
         5).

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

         Management also re-evaluates annually the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of January 30, 2000, management expects these assets to be fully recoverable.

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

         Advertising:

         The Company expenses advertising costs as incurred. Advertising costs for fiscal 2000 and 1999 were $494,002 and $541,464, respectively.

         Reclassifications:

         Certain items in the fiscal 1999 consolidated statement of operations have been reclassified to conform to fiscal 2000 presentation. The reclassification had no effect on net income.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       INVENTORIES

         Inventories consist of the following:

            Food                                                    $   483,407
            Beverages                                                   111,467
            Supplies                                                    369,260
                                                                    -----------
               Totals                                               $   964,134
                                                                    ===========

3.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

            Land                                                    $ 3,262,159
            Buildings and improvements, including leaseholds         14,650,706
            Furniture and equipment                                   1,704,460
            Construction in progress                                     99,997
            China, glassware and utensils (a)                           102,835
                                                                    -----------
                                                                    $19,820,157
                                                                    ===========

         (a) Carried at original cost for each restaurant. All replacement purchases are charged to expense as incurred.

         Depreciation expense was $968,423 and $964,540 for fiscal 2000 and 1999, respectively.

4.       INTANGIBLE ASSETS

         Intangible assets consist of:

                                                                        Liquor
                                                            Goodwill   Licenses
                                                            --------   --------

            Cost                                            $949,820   $837,307
            Less: Accumulated amortization                   471,299    314,008
                                                            --------   --------
                                                            $478,521   $523,299
                                                            ========   ========

         Amortization expense was $44,993 and $51,138 for fiscal 2000 and 1999, respectively.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       DUE ON SALE OF DISCONTINUED OPERATIONS FROM RELATED PARTY

         On February 20, 1997, the Company sold 95% of the common stock of Mister Cookie Face ("MCF"), its ice cream production segment, to a director for an aggregate purchase price of $1,600,000, consisting of a $500,000 cash payment and three notes totaling $1,100,000. The first note for $100,000 was due on or before March 24, 1997, the second note for $500,000, is due in installments through July 1, 2000, and the third note for $500,000 is due on or before February 20, 2004, with mandatory prepayments based on MCF's cash flow. The notes are secured by a first lien on all of MCF's assets, however, the Company has agreed to subordinate the loans up to $1,750,000 for additional financing obtained by the purchaser. Based on the estimated present value of the payments, management recorded a valuation allowance of $601,050 against the second and third notes. During fiscal 1999, MCF requested a restructuring of the terms of the second and third notes. The Company has agreed to permit MCF to make monthly payments of $10,000 toward the second note and to extend the amount ($41,843) required to be paid on the third note through July 2000, at which time the Company and MCF intend to restructure payment of the remaining amounts due.

         Cash receipts for these notes are applied to principal and interest based on the discounted note payment schedules, which resulted in additional $26,548 and $40,000 of interest income being recognized in fiscal 2000 and 1999, respectively, and have been applied as follows for fiscal 2000 and 1999:

                                                    January 30, January 31,
                                                       2000         1999
                                                    ----------- -----------

            Interest income                          $ 63,613    $ 78,541
                                                     ========    ========

            Average recorded investment in loans     $243,970    $326,222
                                                     ========    ========

            Cash basis interest income               $ 65,559    $ 79,427
                                                     ========    ========

            Valuation allowance                      $534,502    $561,050
                                                     ========    ========

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.       NOTES AND MORTGAGES PAYABLE

         Mortgage payable in monthly installments
         of $8,319, inclusive of interest at 7.82%,
         through November 2008, collateralized by
         real estate located in Vero Beach, Florida                 $   844,806

         Mortgage payable in various monthly
         installments to amortize the mortgage at
         the rate of $105,000 annually, through
         December 2002 with interest at 9.25%,
         collateralized by real estate located in
         Toms River, New Jersey                                         315,000

         Mortgage payable in monthly installments
         of $2,067 through May 2003, plus interest
         at LIBOR plus 2.25%, collateralized by real
         estate located in Toms River, New Jersey                        82,667

         Note payable in various monthly installments
         to amortize the note at the rate of $200,000
         annually through November 15, 2000, with
         interest at 7.51%, collateralized by real
         estate located in Point Pleasant Beach,
         New Jersey                                                     199,996
                                                                    -----------

                                                                      1,442,469
         Less: Current maturities                                       364,086
                                                                    -----------

                                                                    $ 1,078,383
                                                                    ===========

         Annual maturities for fiscal years 2002 through 2005 are $166,707, $169,746, $51,492 and $46,346, respectively.

         At January 30, 2000, the Company has a $500,000 line of credit which is collateralized by real estate located in Point Pleasant Beach, New Jersey. The line is due June 30, 2000 and bears interest at LIBOR plus 2.25%. At January 30, 2000, there were no amounts used under the line of credit.

         At January 30, 2000, LIBOR was 5.80%.

         All of the Company's mortgages and loans are with the same financial institution. The loan covenant governing the borrowings includes, among other items, requirements relating to tangible net worth, capital expenditures, working capital components and restrictions on dividends.

7.       TRANSACTIONS WITH RELATED PARTIES

         In December 1999, the Company entered into an agreement with a company controlled by the principal shareholders of the Company. The agreement calls for the Company to provide consulting to the officers and employees of the company concerning all matters relating to the operation of a restaurant and tavern known as Moore's Inn. The agreement provides for the Company to receive fees of $1,800 per week. Consulting income for fiscal 2000, pursuant to this agreement, was $7,200 (see Note 15).

         A former principal stockholder of the Company is the principal owner of a partnership which leased the Vero Beach restaurant to the Company. In October 1998 the Company acquired the property for $1,100,000. Total rent expense was $90,000 for fiscal 1999.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       TRANSACTIONS WITH RELATED PARTIES (Continued)

         A director purchased 95% of a subsidiary as of January 26, 1997 (see
         Note 5).

         The Company has a retirement agreement with a former director/employee (see Note 8).

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

         Additionally, the Company has an agreement with a former/director employee which provides for the payment of $20,000 per year through 2007. The discounted present value of this agreement is included in other long-term liabilities. The amount has been partially insured with a life insurance contract owned by the Company.

         The Company's expense for these plans was $44,638 and $46,253, for fiscal 2000 and 1999, respectively.

9.       COMMITMENTS AND CONTINGENCIES

         The Company leases restaurant, parking lots and equipment under operating leases expiring at various times through the year 2009.

         Minimum future rental payments under noncancelable operating leases as of January 30, 2000, are as follows:

                         2001                       $    120,950
                         2002                            130,290
                         2003                            145,888
                         2004                            126,577
                         2005                            127,647
                      Thereafter                         393,436
                                                    ------------

                                                    $  1,044,788
                                                    ============

         Rent expense was $203,490 and $389,612, for fiscal 2000 and 1999, respectively.

         The Company has employment agreements terminating March 2001 with two employees for annual amounts ranging from $95,200 to $164,100. These agreements provide for lump sum payments in the event of the termination of the employees without cause or a change in control of the Company, as defined, for a portion of the unexpired term of the contracts.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.      EARNINGS PER SHARE

         The weighted average number of shares outstanding used to compute basic earnings per share for fiscal 2000 and 1999 was 4,488,162 and 4,488,369, respectively. Stock options to purchase 249,060 shares in fiscal 1999 were outstanding, but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares, and therefore the effect would be anti-dilutive.

11.      STOCK OPTIONS

         Under its 1982 Incentive Stock Option Plan, the Company was permitted to grant key executives stock options through June 1992. Under the plan, an aggregate of 55,556 shares of common stock were reserved for issuance. Options vested immediately and were exercisable over a period of five or ten years. On November 1999, the remaining 36,560 options outstanding under this plan expired.

         In October 1994 and 1995, the Company's stockholders approved grants of 216,667 and 300,000 non-qualified options to directors of the Company. The exercise prices for the 1994 and 1995 grants were $3.75 and $3.00, respectively. The options granted in both years vested immediately and were exercisable over five years. As part of the sale of Mister Cookie Face (see Note 5), a director forfeited 304,167 options issued in 1994 and 1995. During fiscal 2000, 162,501 options expired and 50,000 options were canceled.

         The Company utilizes the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" and applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock option plans. Under APB No. 25, because the exercise prices of the Company's employee stock options were equal to or greater than the market prices of the underlying Company stock on the date of grant, no compensation expense is recognized. Since the options issued were for past service, there would have been no effect on net income for 1999 if the options had been recorded at fair value under SFAS No. 123.

         Summary of stock option activity is as follows:

                                                         2000                              1999
                                              ------------------------------   ----------------------------
                                                                  Weighted                       Weighted
                                                                  Average                         Average
                                                                  Exercise                       Exercise
                                                  Shares           Price           Shares          Price
                                              --------------   -------------   -------------   ------------

            Outstanding - beginning of year          249,060          $ 3.19         249,060          $3.19
            Canceled during the year                 (50,000)          (3.00)              -              -
            Expired during the year                 (199,060)          (3.24)              -              -
                                              --------------   -------------   -------------   ------------

            Outstanding - end of year                      -          $    -         249,060          $3.19
                                              ==============   =============   =============   ============

            Exercisable - end of year                      -          $    -         249,060          $3.19
                                              ==============   =============   =============   ============

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.      INCOME TAXES

         The significant components of deferred tax assets and liabilities as of January 30, 2000 are as follows:

         Deferred Tax Assets:
            Tax loss carryforwards                                   $3,361,000
            Capital loss carryforwards                                  198,000
            Other                                                        16,000
                                                                     ----------

              Totals                                                  3,575,000
                                                                     ----------

         Deferred Tax Liabilities:
            Depreciation                                                201,000
            Valuation reserves                                          205,000
            Other                                                        28,000
                                                                     ----------

              Totals                                                    434,000
                                                                     ----------

              Net Deferred Tax Assets                                 3,141,000
              Less: Valuation allowance                               3,141,000
                                                                     ----------

                                                                     $        -
                                                                     ==========

         As of January 30, 2000, the valuation allowance reduces the net deferred tax asset to zero. The net change in the valuation allowance was a $419,000 reduction for fiscal year 2000. The change in fiscal 2000 was primarily due to the utilization of tax loss carryfowards.

         The Company used approximately $984,000 and $567,000 of operating loss carryforwards in fiscal 2000 and 1999, respectively. The tax effect was as follows:


                                             2000         1999
                                          ---------    ---------

         Federal:
            Income tax expense            $ 335,000    $ 182,000
            Operating loss carryforward    (323,000)    (182,000)
                                          ---------    ---------

              Total                       $  12,000    $      --
                                          =========    =========

         State:
            Income tax expense            $  78,235    $  44,000
            Operating loss carryforward      (9,600)     (23,400)
                                          ---------    ---------

              Total                       $  68,635    $  20,600
                                          =========    =========

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.      INCOME TAXES (Continued)

         The Company has available at January 30, 2000, operating loss carryforwards as follows:

         Year of Expiration

              2001                                             $ 1,565,887
              2002                                               1,509,463
              2003                                               2,072,345
              2004                                               2,942,316
              2005                                                 472,062
              2006                                                 220,595
              2007                                                 215,047
              2008                                                 196,704
              2009                                                 155,075
              2010                                                 103,553
              2011                                                 144,559
              2012                                                  88,405
                                                               -----------

                  TOTAL                                        $ 9,686,011
                                                               ===========

         A reconciliation of the Company's effective tax rate to the statutory U.S. Federal tax rate is as follows:

                                                           2000           1999
                                                         --------       -------

         Federal statutory rate                              34.0%         34.0%
         State taxes net of Federal benefit                   5.0           5.0
         Valuation allowance change                          31.8          28.6
         Operating loss carryforwards                       (57.0)        (61.0)
                                                         --------       -------

    Effective Rate                                           13.8%          6.6%
                                                         ========       =======
13.      FAIR VALUE

         The following table summarizes the carrying amount and estimated fair value of the Company's significant financial instruments, all of which are held for non-trading purposes.

                                                                  January 30, 2000
                                                      ------------------------------------------
                                                          Carrying                Estimated
                                                           Amount                 Fair Value
                                                      -----------------        -----------------
         Long-term investments                           $  526,000               $  508,000
         Related party long-term receivables             $  129,993               $  129,993
         Long-term debt                                  $1,078,383               $1,078,383

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    FAIR VALUE (Continued)

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

14.    52-53 WEEK PERIOD

       The Company's year end is the last Sunday in January. The statements of operations are comprised of a 52-week period for fiscal 2000, and a 53-week period for fiscal 1999.

15.    SUBSEQUENT EVENT

       On February 23, 2000, the Company acquired for $600,000 the furniture, fixtures, equipment and a liquor license associated with the operations of Moore's Inn, a restaurant and tavern, owned by the principal shareholders of the Company. Additionally, the Company entered into a five-year lease for the restaurant property with a partnership owned by the principal shareholders of the Company. The lease requires minimum annual rentals of $90,000, plus percentage rent of 6% of sales exceeding $1.5 million. The lease contains three five-year renewal options.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                                 CHEFS INTERNATIONAL, INC.
                                             -----------------------------------



By                                           /s/ ANTHONY C. PAPALIA
                                             -----------------------------------
                                             Anthony C. Papalia, President,
                                             Principal Executive, financial
                                             and accounting officer


Date                                         April 28, 2000
                                             -----------------------------------


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By /s/ ROBERT M. LOMBARDI                  By /s/ MICHAEL F. LOMBARDI
   ----------------------------               -------------------------
   Robert M. Lombardi, Chairman               Michael F. Lombardi, Director
     of the Board of Directors
                                           Date April 28, 2000
Date April 28, 2000                            ---------------------------------
    ---------------------------

By /s/ ANTHONY LOMBARDI                    By /s/ STEPHEN F. LOMBARDI
   ----------------------------               ----------------------------------
   Anthony Lombardi, Director                 Stephen F. Lombardi, Director

Date April 28, 2000                        Date April 28, 2000
    ---------------------------                ---------------------------------

By /s/ JOSEPH S. LOMBARDI
   ----------------------------
   Joseph S. Lombardi, Director

Date April 28, 2000
    ---------------------------