Form 10QSB
period 2000-04-30
CHEFS INTERNATIONAL INC
filed 2000-06-12
CIK 201424

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended APRIL 30, 2000

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

       For the transition period from _________________ to _______________

                          Commission file number 0-8513
                                     ------

                            CHEFS INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                                 22-2058515
---------------------------------                        -----------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                   62 BROADWAY, POINT PLEASANT BEACH, NJ 08742
                  ---------------------------------------------
                    (Address of principal executive offices)

(Registrant's telephone number, including area code)    (732) 295-0350
                                                        --------------


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

            CLASS                             OUTSTANDING SHARES AT MAY 23, 2000
----------------------------                  ----------------------------------
Common Stock, $.01 par value                  4,488,162

                            CHEFS INTERNATIONAL, INC.

                                    I N D E X

PART I    FINANCIAL INFORMATION                                         PAGE NO.
          ---------------------                                         --------

          Consolidated Balance Sheets -                                   1 - 2
          April 30, 2000 and January 30, 2000

          Consolidated Statements of Operations -                           3
          Three Months Ended April 30, 2000 and
          May 2, 1999

          Consolidated Statements of Cash Flows -                           4
          Three Months Ended April 30, 2000 and
          May 2, 1999

          Notes to Consolidated Financial Statements                      5 - 6

          Management's Discussion and Analysis                             7-9
          of Financial Condition and Results of Operations


PART II   OTHER INFORMATION                                                10
          -----------------

                         PART I - FINANCIAL INFORMATION

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                      April 30,      January 30,
                                                        2000            2000
                                                     -----------     -----------
                                                     (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                         $   938,618     $ 1,314,247
   Investments                                           762,600         634,900
   Miscellaneous receivables                              69,579          63,037
   Inventories                                           982,048         964,134
   Due on sale of discontinued operations
       from related party                                 87,450          83,125
   Prepaid expenses                                      251,213         153,016
                                                     -----------     -----------

   TOTAL CURRENT ASSETS                                3,091,508       3,212,459
                                                     -----------     -----------

PROPERTY, PLANT AND EQUIPMENT, at cost                20,290,316      19,820,157

Less: Accumulated depreciation                         8,113,237       7,856,283
                                                     -----------     -----------

   PROPERTY, PLANT AND EQUIPMENT, net                 12,177,079      11,963,874
                                                     -----------     -----------


OTHER ASSETS:
   Investments                                           416,000         526,000
   Goodwill - net                                        472,506         478,521
   Liquor licenses - net                                 873,735         523,299
   Due on sale of discontinued operations
      from related party                                 106,766         129,993
   Equity in life insurance policies                     503,262         503,262
   Due from related party                                  3,647          16,422
   Other                                                  61,664          17,016
                                                     -----------     -----------

   TOTAL OTHER ASSETS                                  2,437,580       2,194,513
                                                     -----------     -----------

                                                     $17,706,167     $17,370,846
                                                     ===========     ===========



The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                    April 30,       January 30,
                                                      2000             2000
                                                  -----------      -----------
                                                  (Unaudited)
CURRENT LIABILITIES:
   Notes and mortgages payable                    $   331,421      $   364,086
   Accounts payable                                   741,093          599,102
   Accrued payroll                                    141,103           88,531
   Accrued expenses                                   533,364          381,054
   Other Liabilities                                  265,597          363,647
   Income taxes payable                                65,300           54,300
                                                  -----------      -----------

       TOTAL CURRENT LIABILITIES                    2,077,878        1,850,720
                                                  -----------      -----------

NOTES AND MORTGAGES PAYABLE                         1,051,009        1,078,383
                                                  -----------      -----------

OTHER LIABILITIES                                     512,414          513,862
                                                  -----------      -----------

STOCKHOLDERS' EQUITY:
   Capital stock - common $.01 par value,
      Authorized 15,000,000 shares,
      Issued and outstanding 4,488,162                 44,882           44,882
   Additional paid-in capital                      32,304,487       32,304,487
   Accumulated deficit                            (18,284,503)     (18,421,488)
                                                  -----------      -----------

      TOTAL STOCKHOLDERS' EQUITY                   14,064,866       13,927,881
                                                  -----------      -----------

                                                  $17,706,167      $17,370,846
                                                  ===========      ===========



The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

          THREE MONTHS ENDED APRIL 30, 2000 AND MAY 2, 1999 (Unaudited)


                                                      2000             1999
                                                   ----------       ----------

SALES                                              $4,891,354       $4,399,715

COST OF GOODS SOLD                                  1,574,153        1,399,575
                                                   ----------       ----------

      GROSS PROFIT                                  3,317,201        3,000,140
                                                   ----------       ----------

OPERATING EXPENSES:
   Payroll and related expenses                     1,457,868        1,285,890
   Other operating expenses                         1,010,096          918,762
   Depreciation and amortization                      270,406          254,180
   General and administrative expenses                438,484          471,967
                                                   ----------       ----------

      TOTAL OPERATING EXPENSES                      3,176,854        2,930,799
                                                   ----------       ----------

      INCOME FROM OPERATIONS                          140,347           69,341
                                                   ----------       ----------

OTHER INCOME (EXPENSE):
   Interest expense                                   (29,631)         (38,840)
   Interest income                                     47,269           34,887
                                                   ----------       ----------

      OTHER INCOME (EXPENSE), NET                      17,638           (3,953)
                                                   ----------       ----------

      INCOME BEFORE INCOME TAXES                      157,985           65,388

PROVISION FOR INCOME TAXES                             21,000            4,500
                                                   ----------       ----------

      NET INCOME                                   $  136,985       $   60,888
                                                   ==========       ==========

BASIC INCOME PER COMMON SHARE                      $      .03       $      .01
                                                   ==========       ==========

Number of shares outstanding                        4,488,162        4,488,369

The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

          THREE MONTHS ENDED APRIL 30, 2000 AND MAY 2, 1999 (Unaudited)


                                                           2000         1999
                                                        ----------    ---------

OPERATING ACTIVITIES:
   Net income                                           $  136,985    $  60,888
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                     270,406      254,180
                                                        ----------    ---------

      CASH PROVIDED BY OPERATIONS                          407,391      315,068
                                                        ----------    ---------

         Increase (decrease) in cash attributable to changes in assets and liabilities:

                Miscellaneous receivables                   (6,542)      (6,888)
                Inventories                                (17,914)     (57,097)
                Prepaid expenses                           (98,197)     (56,593)
                Accounts payable                           141,991       47,120
                Accrued expenses and other liabilities     105,384       36,061
                Income taxes payable                        11,000      (15,200)
                                                        ----------    ---------


      NET CASH PROVIDED BY OPERATING ACTIVITIES            543,113      262,471
                                                        ----------    ---------


INVESTING ACTIVITIES:
   Capital expenditures                                   (470,159)    (125,610)
   Liquor license purchase                                (357,873)          --
   Sale or redemption of investments                       200,000      250,000
   Purchase of investments                                (217,700)    (261,000)
   Proceeds from notes receivable -
      discontinued operations - related party               18,902       15,695
   Other assets                                            (31,873)      (2,035)
                                                        ----------    ---------

      NET CASH USED IN INVESTING ACTIVITIES               (858,703)    (122,950)
                                                        ----------    ---------

NET CASH USED IN FINANCING ACTIVITIES:
   Repayment of debt                                       (60,039)     (60,629)
                                                        ----------    ---------


      NET (DECREASE) INCREASE  IN CASH AND
                CASH EQUIVALENTS                          (375,629)      78,892

CASH AND CASH EQUIVALENTS at beginning                   1,314,247      871,950
                                                        ----------    ---------

      CASH AND CASH EQUIVALENTS at end                  $  938,618    $ 950,842
                                                        ==========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                        $   21,717    $  37,235
                                                        ==========    =========

   Income taxes paid                                    $   10,000    $  19,700
                                                        ==========    =========


The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 1: BASIS OF PRESENTATION

The accompanying financial statements have been prepared by Chefs International, Inc. (the "Company") and are unaudited. In the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements pursuant to the rules and regulations of the SEC. The consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 30, 2000 and notes thereto included in the Company's Annual Report on Form 10-KSB filed with the SEC. The results of operations and the cash flows for the three month period ended presented in the consolidated financial statements are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

NOTE 2: EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period.

NOTE 3: INCOME TAXES

At April 30,2000, the Company had net deferred tax assets of approximately $3,058,000 arising principally from net operating loss carryforwards. However, due to the uncertainty that the Company will generate sufficient income in the future to fully or partially utilize these carryforwards, an allowance of $3,058,000 has been established to offset these assets.

NOTE 4: DUE ON SALE OF DISCONTINUED OPERATIONS FROM RELATED PARTY

On February 20, 1997 the Company sold 95% of the common stock of Mr. Cookie Face ("MCF"), its ice cream production segment, to a former director for an aggregate purchase price of $1,600,000, consisting of a $500,000 cash payment and three notes totaling $1,100,000. The first note (Note A) for $100,000 was due on or before March 24, 1997 and was paid in full on a timely basis. The second note (Note B) for $500,000 is due in installments through July 1, 2000, and the third note (Note C) for $500,000 is due on or before February 20, 2004, with mandatory prepayments based on MCF's cash flow. The notes are secured by a first lien on all of MCF's assets, however, the Company has agreed to subordinate the notes to up to $1,750,000 of additional financing for MCF. Based on the estimated present value of the payments, management recorded a valuation allowance of $601,050 against the second and third notes. During fiscal 1999, MCF requested a restructuring of the terms of the second and third notes. During the quarter ended October

31, 1999, the Company's Board of Directors ("Board") was advised by MCF that MCF had achieved a positive cash flow during its second quarter and pursuant to the requirements of Note C, owed the Company approximately $41,800 in interest. The Board agreed to allow MCF to make monthly payments of the said Note C interest amount with the final payment due June 1, 2000. Additionally, the Board agreed to allow MCF to continue making monthly partial payments on Note B and will address a formal restructuring of all MCF debt by July 2000.

Cash receipts for these notes are applied to principal and interest based on the discounted note payment schedules, which resulted in an additional $5,800 of interest income being recognized during the three months ended April 30, 2000. During the quarter ended April 30, 2000, MCF paid $10,000 in interest on Note C to the Company. The 5% of MCF capital stock retained by the Company has been valued at $35,000.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
--------------------------------------------------------------------------------

Certain statements regarding future performance in this Quarterly Report Form 10-QSB constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company's actual results and could cause those results to differ materially from the forward-looking statements. Such factors include, but are not limited to, changing market conditions, weather, the state of the economy, the impact of competition to the Company's restaurants, pricing and acceptance of the Company's food products.

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

The Company currently operates nine restaurants on a year-round basis. Seven of the restaurants are free-standing seafood restaurants in New Jersey and Florida and are operated under the names "Lobster Shanty" or "Baker's Wharfside." The Company also operates a Mexican theme restaurant in New Jersey operated under the name "Garcia's." The Company opened its first seafood restaurant in November 1978 and opened its Garcia's restaurant in April 1996. In February 2000, the Company commenced the operation of its ninth restaurant, Moore's Tavern and Restaurant ("Moore's"), a free standing restaurant in Freehold, New Jersey serving an eclectic American food type menu.

Generally, the Company's New Jersey seafood restaurants derive a significant portion of their sales from May through September. The Company's Florida seafood restaurants derive a significant portion of their sales from January through April. The Company's Garcia's restaurant derives a significant portion of its sales during the holiday season from Thanksgiving through Christmas. The Company anticipates that Moore's will experience a seasonality factor similar to but not as dramatic as the seasonality factor of its New Jersey seafood restaurants.

The Company operated eight restaurants during the three months ended May 2, 1999.

RESULTS OF OPERATIONS
---------------------
SALES

     Sales for the three months ended April 30, 2000 were $4,891,400, an increase of $491,700 or 11.2 %, as compared to $4,399,700 for the first quarter ended May 2, 1999. The increase includes $343,700 in sales at Moore's which opened during the quarter ended April 30, 2000 and an increase of $148,000 or 3.4% in sales at the eight restaurants which operated during the comparable three month periods. The number of customers served in the eight restaurants increased by 2.0% this year while the average check paid per customer increased by 1.4%. The average check paid per customer at Moore's is less than at the seven seafood restaurants and higher than at Garcia's.

GROSS PROFIT; GROSS MARGIN

     Gross profit was $3,317,200 or 67.8% of sales for the three months ended April 30, 2000 compared to $3,000,100 or 68.2% for the three months ended May 2, 1999. The decrease in the gross profit percent was primarily attributable to Moore's which had a lower gross profit margin than the combined results of the other eight restaurants. In an effort to improve the gross profit margin at Moore's, management introduced a new menu featuring some lower cost menu items. The other eight restaurants combined realized a slightly lower gross profit margin this year as a result of higher food costs. New menus were also inserted in May 2000 into the seafood restaurants which included some price increases.

OPERATING EXPENSES

     Total operating expenses increased by 8.4% from $2,930,800 for the first quarter of fiscal 2000 to $3,176,900 for the first three months of fiscal 2001. Payroll and related expenses for this year's first quarter were 29.8% of sales versus 29.2% for the corresponding quarter of the previous year. The combination of higher insurance costs at the comparable eight restaurants and the overall higher payroll costs at Moore's, account for the increase. Historically, new restaurants have higher operating expenses during the first few months of operation. Other operating expenses improved to 20.7% of sales for the quarter ended April 30, 2000 as compared to 20.9% of sales for the corresponding quarter in the prior year primarily due to the sales increase. Depreciation and amortization increased by $16,200 over the corresponding quarter in the prior year due primarily to the purchase of the liquor license and furniture, fixtures and equipment of Moore's and to the depreciation expenses associated with capital expenditures incurred during fiscal 2000. General and administrative expenses decreased by $33,500 for the quarter ended April 30, 2000 primarily due to reduced professional and director fees.

OTHER INCOME AND EXPENSE

     Interest expense decreased by $9,200 for the three months ended April 30, 2000 as compared to last year's first quarter due to debt reduction. Interest income increased by $12,400 in the current period primarily as a result of additional interest income associated with notes receivable from the February 1997 sale of discontinued operations (see note 4.).

NET INCOME

     Net Income was $137,000 of $.03 per share for the first quarter ended April 30, 2000 as compared to $60,900 or $.01 per share for the comparable period last year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations primarily from revenues derived from its restaurants.

     The Company's ratio of current assets to current liabilities was 1.49:1 at April 30, 2000 compared to 1.74:1 at the year ended January 30, 2000. Working capital was $1,013,600 at the end of the quarter versus $1,361,700 at the year-end, a decrease of $348,100. For the quarter net cash decreased by $375,600. The primary components of this year's first quarter cash flow were net income of $137,000, an increase in accounts payable of $142,000 due to the increased sales volume, an increase of $105,400 in accrued liabilities resulting from a change in the Company's health plan, and capital expenditures of $828,000, including approximately $636,400 for the purchase of a liquor license and furniture, fixtures and equipment for Moore's. During the corresponding three month period in fiscal 2000 working capital decreased by $17,000 and net cash increased by $78,900. The primary components of last year's quarterly cash flow were net income of $60,900, capital expenditures of $125,600 for routine restaurant improvements and debt repayment of $60,600.

     Subsequent to the quarter ended April 30, 2000 the Company's Board of Directors ("Board") authorized the repurchase of up to 400,000 shares of the Company's Common Stock over the next 24 months (see Part II).

     Management believes that funds from operations and the Company's $500,000 bank line of credit will be sufficient to meet obligations for the balance of fiscal 2001, including planned capital expenditures of approximately $494,000 in addition to those incurred during the first quarter and to those incurred for any stock repurchases.

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

                            CHEFS INTERNATIONAL, INC.

                           PART II - OTHER INFORMATION

ITEM 5.   Other Information

          On June 8, 2000, the Company announced that it had decided to repurchase up to 400,000 shares of its Common Stock over the next 24 months. The Company expects to make such purchases from time to time in the over-the-counter market at prevailing market prices. The Board of Directors believes that the Company's Common Stock is currently undervalued and that a repurchase program of this nature, if effected at current prices, would constitute an appropriate investment to the benefit of the Company's stockholders.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEFS INTERNATIONAL, INC.



/s/ ANTHONY C. PAPALIA
----------------------
ANTHONY C. PAPALIA
Principal Executive and Financial Officer

DATED: JUNE 9, 2000