Form 10QSB
period 2000-07-30
CHEFS INTERNATIONAL INC
filed 2000-09-12
CIK 201424

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JULY 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days. Yes _X_. No ___.


     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           CLASS                          OUTSTANDING SHARES AT AUGUST 28 , 2000
----------------------------              --------------------------------------
Common Stock, $.01 par value                                           4,256,698

                            CHEFS INTERNATIONAL, INC.

                                    I N D E X



PART I   FINANCIAL INFORMATION                                          PAGE NO.
         ---------------------                                          --------

         ITEM 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -                                    3 - 4
         July 30, 2000 and January 30, 2000

         Consolidated Statements of Operations -                            5
         Six and Three Months Ended July 30, 2000 and
         August 1, 1999

         Consolidated Statements of Cash Flows -                            6
         Six Months Ended July 30, 2000 and
         August 1, 1999

         Notes to Consolidated Financial Statements                       7 - 8

         ITEM 2.  Management's Discussion and Analysis                    9 - 11
         of Financial Condition and Results of Operations


PART II  OTHER INFORMATION                                                 12
         -----------------

                         PART I - FINANCIAL INFORMATION

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------

                                                       JULY 30,      JANUARY 30,
                                                         2000           2000
                                                      -----------    -----------
                                                      (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                           $ 1,708,709    $ 1,314,247
  Investments                                             816,100        634,900
  Miscellaneous receivables                                79,390         63,037
  Due on sale of discontinued operations                       --         83,125
  Inventories                                           1,308,819        964,134
  Prepaid expenses                                        187,347        153,016
                                                      -----------    -----------

            TOTAL CURRENT ASSETS                        4,100,365      3,212,459
                                                      -----------    -----------

PROPERTY, PLANT AND EQUIPMENT, at cost                 20,567,885     19,820,157

  Less: Accumulated depreciation                        8,376,511      7,856,283
                                                      -----------    -----------

            PROPERTY, PLANT AND EQUIPMENT, net         12,191,374     11,963,874
                                                      -----------    -----------

OTHER ASSETS:
  Investments                                             381,000        526,000
  Goodwill - net                                          466,491        478,521
  Liquor licenses - net                                   866,314        523,299
  Due on sale of discontinued operations
     from related party                                        --        129,993
  Due from related parties                                    560         16,422
  Other                                                    32,830         17,016
  Equity in life insurance policies                       503,262        503,262
                                                      -----------    -----------

            TOTAL OTHER ASSETS                          2,250,457      2,194,513
                                                      -----------    -----------

TOTAL ASSETS                                          $18,542,196    $17,370,846
                                                      ===========    ===========


The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                       JULY 30,     JANUARY 30,
                                                         2000          2000
                                                     -----------    -----------
                                                     (Unaudited)

CURRENT LIABILITIES:
  Accounts payable                                   $   917,902    $   599,102
  Accrued payroll                                        128,339         88,531
  Accrued expenses                                       714,774        381,054
  Notes and mortgages payable                            248,780        364,086
  Income taxes payable                                    32,162         54,300
  Other Liabilities                                      235,882        363,647
                                                     -----------    -----------

            TOTAL CURRENT LIABILITIES                  2,277,839      1,850,720
                                                     -----------    -----------

NOTES AND MORTGAGES PAYABLE                              990,630      1,078,383
                                                     -----------    -----------

OTHER LIABILITIES                                        507,030        513,862
                                                     -----------    -----------

STOCKHOLDERS' EQUITY:
  Capital stock - common $.01 par value,
       Authorized 15,000,000 shares,
       Issued and outstanding 4,256,698
       and 4,488,162 respectively                         42,567         44,882
  Additional paid-in capital                          32,138,802     32,304,487
  Accumulated deficit                                (17,414,672)   (18,421,488)
                                                     -----------    -----------

            TOTAL STOCKHOLDERS' EQUITY                14,766,697     13,927,881
                                                     -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $18,542,196    $17,370,846
                                                     ===========    ===========


The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               SIX MONTHS ENDED                           THREE MONTHS ENDED
                                                        -------------------------------             -------------------------------
                                                        JULY 30, 2000   AUGUST 01, 1999             JULY 30, 2000   AUGUST 01, 1999
                                                        -------------   ---------------             -------------   ---------------
SALES                                                     $11,042,488      $9,979,400                 $6,151,134       $5,579,685

COST OF GOODS SOLD                                         3,559,678        3,210,808                  1,985,525        1,811,233
                                                          ----------       ----------                 ----------       ----------

      GROSS PROFIT                                         7,482,810        6,768,592                  4,165,609        3,768,452
                                                          ----------       ----------                 ----------       ----------

OPERATING EXPENSES:
  Payroll and related expenses                             3,175,562        2,794,031                  1,717,694        1,508,141
  Other operating expenses                                 2,153,852        1,927,105                  1,143,756        1,008,343
  Depreciation and amortization                              547,116          506,345                    276,710          252,165
  General and administrative expenses                        882,519          918,495                    444,035          446,528
  Gain on sale of asset                                           --          (13,947)                        --          (13,947)
                                                          ----------       ----------                 ----------       ----------

      TOTAL OPERATING EXPENSES                             6,759,049        6,132,029                  3,582,195        3,201,230
                                                          ----------       ----------                 ----------       ----------

      INCOME FROM OPERATIONS                                 723,761          636,563                    583,414          567,222
                                                          ----------       ----------                 ----------       ----------

OTHER INCOME (EXPENSE):
  Interest expense                                           (57,270)         (77,092)                   (27,639)         (38,252)
  Interest income                                            101,113           70,440                     53,844           35,553
                                                          ----------       ----------                 ----------       ----------

      OTHER INCOME (EXPENSE), NET                             43,843           (6,652)                    26,205           (2,699)
                                                          ----------       ----------                 ----------       ----------

      INCOME FROM CONTINUING
      OPERATIONS BEFORE
      INCOME TAXES                                           767,604          629,911                    609,619          564,523

PROVISION FOR INCOME TAXES                                    83,000           26,900                     62,000           22,400
                                                          ----------       ----------                 ----------       ----------

      INCOME FROM CONTINUING
      OPERATIONS                                             684,604          603,011                    547,619          542,123

      GAIN ON DISPOSAL OF
      DISCONTINUED ICE
      CREAM BUSINESS                                         322,212               --                    322,212               --
                                                          ----------       ----------                 ----------       ----------

      NET INCOME                                          $1,006,816       $  603,011                 $  869,831       $  542,123
                                                          ==========       ==========                 ==========       ==========

INCOME PER COMMON SHARE FROM
CONTINUING OPERATIONS                                     $      .15       $      .13                 $      .12       $      .12
                                                          ==========       ==========                 ==========       ==========

BASIC INCOME PER COMMON SHARE                             $      .23       $      .13                 $      .20       $      .12
                                                          ==========       ==========                 ==========       ==========

Number of shares outstanding                               4,449,273        4,488,291                  4,410,384        4,488,291

The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

          SIX MONTHS ENDED JULY 30, 2000 AND AUGUST 1, 1999 (Unaudited)


                                                         2000          1999
                                                      -----------   -----------

OPERATING ACTIVITIES:
  Net income                                          $ 1,006,816   $   603,011
  Adjustments to reconcile net income to net
      cash provided by operating activities:
           Depreciation and amortization                  547,116       506,345
           Gain on sale of asset                               --       (13,947)
           Gain on disposal of discontinued business     (322,212)           --
                                                      -----------   -----------

      CASH PROVIDED BY OPERATIONS                       1,231,720     1,095,409
                                                      -----------   -----------

           Increase (decrease) in cash attributable
               to changes in assets and liabilities:
                   Miscellaneous receivables              (16,353)      (35,920)
                   Inventories                           (344,685)      (30,464)
                   Prepaid expenses                       (34,331)      (33,072)
                   Accounts payable                       318,800        57,678
                   Accrued expenses and
                       other liabilities                  238,931       139,679
                   Income taxes payable                   (22,138)        2,075
                                                      -----------   -----------

      NET CASH PROVIDED BY OPERATING ACTIVITIES         1,371,944     1,195,385
                                                      -----------   -----------


INVESTING ACTIVITIES:
  Capital expenditures                                   (747,728)     (223,786)
  Liquor License Purchase                                (357,873)           --
  Net proceeds from sale of asset                              --       148,947
  Sale or redemption of investments                       349,000       250,000
  Purchase of investments                                (420,200)     (261,000)
  Due on sale of discontinued operations - payments       570,330        31,646
  Other assets                                                 48         7,712
                                                      -----------   -----------

      NET CASH USED IN INVESTING ACTIVITIES              (606,423)      (46,481)
                                                      -----------   -----------

FINANCING ACTIVITIES:
  Repayment of debt                                      (203,059)     (428,010)
  Purchase of common stock                               (168,000)           --
                                                      -----------   -----------

      NET CASH USED IN FINANCING ACTIVITIES              (371,059)     (428,010)
                                                      -----------   -----------

      NET INCREASE IN CASH AND
          CASH EQUIVALENTS                                394,462       720,894

CASH AND CASH EQUIVALENTS at beginning                  1,314,247       871,950
                                                      -----------   -----------

      CASH AND CASH EQUIVALENTS at end                $ 1,708,709   $ 1,592,844
                                                      ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                    $    49,961   $    65,957
                                                      ===========   ===========

     Income taxes paid                                $   105,138   $    24,825
                                                      ===========   ===========

The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 1: BASIS OF PRESENTATION

The accompanying financial statements have been prepared by Chefs International, Inc. (the "Company") and are unaudited. In the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements pursuant to the rules and regulations of the SEC. The consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 30, 2000 and notes thereto included in the Company's Annual Report on Form 10-KSB filed with the SEC. The results of operations and the cash flows for the three and six month periods ended presented in the consolidated financial statements are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

NOTE 2: EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period.

NOTE 3: INCOME TAXES

At July 30,2000, the Company had net deferred tax assets of approximately $2,806,000 arising principally from net operating loss carryforwards. However, due to the uncertainty that the Company will generate sufficient income in the future to fully or partially utilize these carryforwards, an allowance of $2,806,000 has been established to offset these assets.

NOTE 4: DUE ON SALE OF DISCONTINUED OPERATIONS FROM RELATED PARTY

On February 20, 1997 the Company sold 95% of the common stock of Mr. Cookie Face ("MCF"), its ice cream production segment, to a former director for an aggregate purchase price of $1,600,000, consisting of a $500,000 cash payment and three notes totaling $1,100,000. The first note (Note A) for $100,000 was due on or before March 24, 1997 and was paid in full on a timely basis. The second note (Note B) for $500,000 was due in installments through July 1, 2000, and the third note (Note C) for $500,000 was due on or before February 20, 2004, with mandatory prepayments based on MCF's cash flow. The notes were secured by a first lien on all of MCF's assets, however, the Company agreed to subordinate the notes to up to $1,750,000 of additional financing for MCF. Based on the estimated present value of the payments, management recorded a valuation allowance of $601,050 against the second and third notes. The 5% of MCF capital stock retained by the Company was valued at $35,000. During fiscal 1999, MCF requested a restructuring of the terms of the second and third notes. During the quarter ended October 31, 1999, the Company's Board of Directors ("Board") was advised by MCF that MCF had achieved a positive cash flow during its second quarter and pursuant to the requirements of Note C, owed the Company approximately $41,800 in interest. The Board agreed to allow MCF to make monthly payments of the said Note C interest amount with the final payment due June 1, 2000. Additionally, the Board agreed to allow MCF to continue making monthly partial payments on Note B. During the quarter ended July 30, 2000, the Note C interest was paid off as per the payment schedule.

At the May 24, 2000 Board of Director's meeting, the Company's Board of Directors ("Board") authorized management to negotiate and execute a settlement and satisfaction of debt owed by MCF to the Company.

On June 30, 2000, the Company sold both Notes B and C and its 5% holding of MCF capital stock to MCF for a cash payment of $379,836 and the return of 233,334 shares of the Company's common stock owned by the president of MCF. The Company subsequently canceled these shares. The Company has recognized a gain from discontinued operations of approximately $322,000 in its financial statements for the quarter ended July 30, 2000. The gain represents partial recoveries of the valuation allowance provided for against Notes B and C when MCF was sold in 1997.

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

The Company operated eight restaurants during the six months ended August 1, 1999.


RESULTS OF OPERATIONS
---------------------
SALES.

Sales for the six months ended July 30, 2000 were $11,042,500, an increase of $1,063,100 or 10.7%, as compared to $9,979,400 for the six months ended August 1, 1999. For the second quarter ended July 30, 2000, sales were $6,151,100, an increase of $571,400 or 10.2% , as compared to last year's second quarter. The increases include sales of $847,300 and $503,600 for the six and three month periods at Moore's which opened during the first quarter this year.

Sales for the eight restaurants that operated during the comparable periods increased $215,800 or 2.2% for six months and $67,800 or 1.2% for the second quarter of this year. The New Jersey restaurants were slightly up in sales for the second quarter versus last year despite the fact that July 2000 was one of the wettest and coolest on record. The number of customers served in the eight restaurants decreased this year by .4% for the six months and 2.5% for the second quarter, while the check average paid per customer increased this year by 2.6% and 3.7% for the respective six and three month periods.

GROSS PROFIT; GROSS MARGIN.

Gross profit was $7,482,800 or 67.8% of sales for the six month period and $4,165,600 or 67.7% of sales for the quarter ended July 30, 2000, compared to $6,768,600 or 67.8% and $3,768,500 or 67.5% for the comparable periods of fiscal 2000. The improvement during this year's second quarter can be attributed primarily to new menus inserted into the New Jersey restaurants, including Moore's, in May 2000 which included price increases and lower cost items, and lower liquor costs in the Florida restaurants due to a reduction in state liquor taxes.

OPERATING EXPENSES.

Total operating expenses increased by 10.2% from $6,132,000 during the first six months of fiscal 2000 to $6,759,000 during the first six months of fiscal 2001, and by 11.9% from $3,201,200 during the second quarter of fiscal 2000 to
$3,582,200 during the second quarter of fiscal 2001. Payroll and related expenses were 28.8% of sales for the six months and 27.9% for the second quarter this year compared to 28% and 27% respectively for the comparable periods last year. The increases can be primarily attributed to higher health insurance costs and the overall higher payroll costs at Moore's. Historically, new restaurants have higher operating expenses during the first few months of operation. Other operating expenses increased to 19.5% of sales versus 19.3% of sales for the six month comparison and 18.6% versus 18.1% for the three month comparison. Higher operating expenses at Moore's account for the increase. Depreciation and amortization expenses increased by $40,800 and $24,500 for the six and three month periods respectively and primarily result from the February 2000 purchase of the liquor license and furniture, fixtures and equipment of Moore's and to depreciation associated with the capital expenditures at the other eight restaurants incurred during fiscal 2000 and this year. General and administrative expenses decreased by $36,000 and $2,500 for the six and three month periods ended July 30, 2000 versus last year primarily due to reduced professional and director fees.

OTHER INCOME AND EXPENSE.

Interest expense decreased by $19,800 and $10,600 for the six and three month periods ended July 30, 2000 as compared to the comparable periods last year due to debt reduction. Interest income increased by $30,700 and $18,300 for the six and three month periods ended July 30, 2000 versus the comparable periods last year primarily as a result of additional interest income associated with notes receivable from the February 1997 sale of discontinued operations (see Note 4.)

NET INCOME.

For the six months ended July 30, 2000, net income from continuing operations was $684,600 or $.15 per share and net income was $1,006,800 or $.23 per share compared to net income of $603,000 or $.13 per share for the six months ended August 1, 1999. For the quarter ended July 30, 2000, net income from continuing operations was $547,600 or $.12 per share and net income was $869,800 or $.20 per share versus net income of $542,100 or $.12 per share for last year's second quarter.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has financed its operations primarily from revenues derived from its restaurants.

The Company's ratio of current assets to current liabilities was 1.80:1 at July 30, 2000 compared to 1.74:1 at the year ended January 30, 2000. Working capital was $1,822,500 at July 30, 2000 compared to $1,361,700 at the year-end, an increase of $460,800. During the six months ended July 30, 2000, net cash increased by $394,500. The primary components of this year's cash flow were net income of $1,006,800, an increase in inventories of $344,700 resulting from bulk seafood purchases incurred to take advantage of market prices, an increase in accounts payable of $318,800 primarily due to higher sales and the inventory purchases, an increase in accrued expenses of $238,900 resulting from expenses associated with the increased sales volume including payroll and other taxes, and capital expenditures of $1,105,600, including approximately $636,400 for the purchase of a liquor license and furniture, fixtures and equipment for Moore's, and debt repayment of $203,100. Additionally, this year's cash flow includes $570,300 of payments attributable to the February 1997 sale of MCF and the Company's 5% holding of MCF stock, and the repurchase of 233,334 shares of the Company's common stock (see Note 4.) During the corresponding six month period in fiscal 2000 working capital increased by $560,200 and net cash increased by $720,900. The primary components of last year's cash flow statement were net income of $603,000, capital expenditures of $223,800 for routine restaurant improvements, the sale of a liquor license for $150,000, and debt repayment of $428,000.

During the quarter ended July 30, 2000 the Company's Board of Directors ("Board") authorized the repurchase of up to 400,000 shares of the Company's Common Stock ("shares") over the next 24 months. As of August 30, 2000 the Company had purchased 525 shares for $425.

Additionally, during the second quarter of the current fiscal year the Company's $500,000 bank line of credit was renewed for two years. The interest rate is variable, equal to the monthly LIBOR Market Index Rate plus 2.00%. The entire $500,000 is currently available for use.

Management believes that funds from operations and the Company's $500,000 bank line of credit will be sufficient to meet obligations for the balance of fiscal 2001, including planned capital expenditures of $165,000 in addition to those expenditures incurred during the six months and to those incurred for any additional share repurchases.

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

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES



                                     PART II

                                      None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CHEFS INTERNATIONAL, INC.



/s/ ANTHONY C. PAPALIA
------------------------
ANTHONY C. PAPALIA
Principal Executive and Financial Officer



DATED:   September 13, 2000