Form 10QSB
period 2000-10-29
CHEFS INTERNATIONAL INC
filed 2000-12-12
CIK 201424

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended OCTOBER 29, 2000

                                       OR

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

       For the transition period from _________________ to _______________

                          Commission file number 0-8513
                                                 ------

                            CHEFS INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                                 22-2058515
-------------------------------                         ------------------------
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

          Class                          Outstanding Shares at November 27, 2000
----------------------------             ---------------------------------------
Common Stock, $.01 par value                                           4,256,730

                            CHEFS INTERNATIONAL, INC.

                                    I N D E X


PART I    FINANCIAL INFORMATION                                       PAGE NO.
          ---------------------                                       --------

          ITEM 1.  Consolidated Financial Statements

          Consolidated Balance Sheets -                                 1 - 2
          October 29, 2000 and January 30, 2000

          Consolidated Statements of Operations -                         3
          Nine and Three Months Ended October 29, 2000 and
          October 31, 1999

          Consolidated Statements of Cash Flows -                         4
          Nine Months Ended October 29, 2000 and
          October 31, 1999

          Notes to Consolidated Financial Statements                    5 - 6

          ITEM 2.  Management's Discussion and Analysis                 7 - 9
          of Financial Condition and Results of Operations


PART II   OTHER INFORMATION                                              10
          -----------------

                         PART I - FINANCIAL INFORMATION

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                     ------

                                                          October 29, 2000     January 30, 2000
                                                          ----------------     ----------------
                                                            (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                               $ 1,475,652          $ 1,314,247
     Investments                                               1,176,000              634,900
     Miscellaneous receivables                                    52,380               63,037
     Due on sale of discontinued operations                          ---               83,125
          from related party
     Inventories                                               1,195,572              964,134
     Prepaid expenses                                            207,715              153,016
                                                             -----------          -----------

               TOTAL CURRENT ASSETS                            4,107,319            3,212,459
                                                             -----------          -----------

PROPERTY, PLANT AND EQUIPMENT, at cost                        20,694,468           19,820,157

     Less: Accumulated depreciation                            8,641,915            7,856,283
                                                             -----------          -----------

               PROPERTY, PLANT AND EQUIPMENT, net             12,052,553           11,963,874
                                                             -----------          -----------

OTHER ASSETS:
     Investments                                                 381,000              526,000
     Goodwill - net                                              460,477              478,521
     Liquor licenses - net                                       858,893              523,299
     Due on sale of discontinued operations
        from related party                                           ---              129,993
     Due from related parties                                        470               16,422
     Other                                                        22,339               17,016
     Equity in life insurance policies                           503,262              503,262
                                                             -----------          -----------

               TOTAL OTHER ASSETS                              2,226,441            2,194,513
                                                             -----------          -----------

TOTAL ASSETS                                                 $18,386,313          $17,370,846
                                                             ===========          ===========


The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                          October 29, 2000       January 30, 2000
                                                          ----------------       ----------------
                                                            (Unaudited)
CURRENT LIABILITIES:
     Accounts payable                                      $    632,865           $    599,102
     Accrued payroll                                            219,105                 88,531
     Accrued expenses                                           643,345                381,054
     Notes and mortgage payable                                 182,814                364,086
     Income taxes payable                                        52,714                 54,300
     Other liabilities                                          208,692                363,647
                                                           ------------           ------------

               TOTAL CURRENT LIABILITIES                      1,939,535              1,850,720
                                                           ------------           ------------

NOTES AND MORTGAGE PAYABLE                                      939,077              1,078,383
                                                           ------------           ------------

OTHER LIABILITIES                                               502,414                513,862
                                                           ------------           ------------

STOCKHOLDERS' EQUITY:
     Capital stock - common $.01 par value,
          Authorized 15,000,000 shares,
          Issued and outstanding 4,256,730
          and 4,488,162 respectively                             42,567                 44,882
     Additional paid-in capital                              32,138,802             32,304,487
     Accumulated deficit                                    (17,176,082)           (18,421,488)
                                                           ------------           ------------

               TOTAL STOCKHOLDERS' EQUITY                    15,005,287             13,927,881
                                                           ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $18,386,313            $17,370,846
                                                            ===========            ===========



The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   Nine Months Ended                 Three Months Ended
                                                   -----------------                 ------------------
                                         October 29, 2000   October 31, 1999   October 29, 2000   October 31, 1999
                                         ----------------   ----------------   ----------------   ----------------
SALES                                      $ 16,393,823       $ 14,640,834       $  5,351,335       $  4,661,434

COST OF GOODS SOLD                            5,280,038          4,755,477          1,720,360          1,544,669
                                           ------------       ------------       ------------       ------------

           GROSS PROFIT                      11,113,785          9,885,357          3,630,975          3,116,765
                                           ------------       ------------       ------------       ------------

OPERATING EXPENSES:
    Payroll and related expenses              4,721,103          4,126,368          1,545,541          1,332,337
    Other operating expenses                  3,226,222          2,838,634          1,072,370            911,529
    Depreciation and amortization               825,955            758,698            278,839            252,353
    General and administrative expenses       1,370,050          1,358,433            487,531            439,938
    Gain on sale of asset                            --            (13,947)                --                 --
                                           ------------       ------------       ------------       ------------

           TOTAL OPERATING EXPENSES          10,143,330          9,068,186          3,384,281          2,936,157
                                           ------------       ------------       ------------       ------------

           INCOME FROM OPERATIONS               970,455            817,171            246,694            180,608
                                           ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSE):
    Interest expense                            (82,060)          (108,536)           (24,790)           (31,444)
    Interest income                             149,799            118,670             48,686             48,230
                                           ------------       ------------       ------------       ------------

           OTHER INCOME, NET                     67,739             10,134             23,896             16,786
                                           ------------       ------------       ------------       ------------

           INCOME FROM CONTINUING
           OPERATIONS BEFORE
           INCOME TAXES                       1,038,194            827,305            270,590            197,394

PROVISION FOR INCOME TAXES                      115,000             46,500             32,000             19,600
                                           ------------       ------------       ------------       ------------

           INCOME FROM CONTINUING
           OPERATIONS                           923,194            780,805            238,590            177,794

           GAIN ON DISPOSAL OF
           DISCONTINUED ICE
           CREAM BUSINESS                       322,212                 --                 --
                                           ------------       ------------       ------------       ------------

           NET INCOME                      $  1,245,406       $    780,805       $    238,590       $    177,794
                                           ============       ============       ============       ============

INCOME PER COMMON SHARE FROM
CONTINUING OPERATIONS                      $        .21       $        .17       $        .06       $        .04
                                           ============       ============       ============       ============

BASIC INCOME PER COMMON SHARE              $        .28       $        .17       $        .06       $        .04
                                           ============       ============       ============       ============

Number of shares outstanding                  4,385,303        4,488,162            4,256,730          4,488,162

The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

       NINE MONTHS ENDED OCTOBER 29, 2000 AND OCTOBER 31, 1999 (Unaudited)

                                                                         2000           1999
                                                                         ----           ----
OPERATING ACTIVITIES:
     Net income                                                      $ 1,245,406     $   780,805
     Adjustments to reconcile net income to net
          cash provided by operating activities:
                Depreciation and amortization                            825,955         758,698
                Gain on sale of asset                                         --         (13,947)
                Gain on disposal of discontinued business               (322,212)             --
                                                                     -----------     -----------

          CASH PROVIDED BY OPERATIONS                                  1,749,149       1,525,556
                                                                     -----------     -----------

                Increase  (decrease) in cash  attributable
                      to changes in assets and liabilities:
                           Miscellaneous receivables                      10,657          10,628
                           Inventories                                  (231,438)        (35,378)
                           Prepaid expenses                              (54,699)         42,920
                           Accounts payable                               33,763        (107,895)
                           Accrued expenses and other liabilities        226,462         (10,746)
                           Income taxes payable                           (1,586)         15,674
                                                                     -----------     -----------

          NET CASH PROVIDED BY OPERATING ACTIVITIES                    1,732,308       1,440,759
                                                                     -----------     -----------

INVESTING ACTIVITIES:
     Capital expenditures                                               (874,311)       (306,341)
     Liquor license purchase                                            (357,873)             --
     Net proceeds from sale of asset                                          --         148,947
     Sale or redemption of investments                                   349,000         300,000
     Purchase of investments                                            (780,100)       (341,000)
     Due on sale of discontinued operations - payments                   570,330          50,699
     Other assets                                                         10,629         (12,285)
                                                                     -----------     -----------

          NET CASH USED IN INVESTING ACTIVITIES                       (1,082,325)       (159,980)
                                                                     -----------     -----------

FINANCING ACTIVITIES:
     Repayment of debt                                                  (320,578)       (553,051)
     Purchase of common stock                                           (168,000)             --
                                                                     -----------     -----------

          NET CASH USED IN FINANCING ACTIVITIES                         (488,578)       (553,051)
                                                                     -----------     -----------

          NET INCREASE IN CASH AND
                CASH EQUIVALENTS                                         161,405         727,728

CASH AND CASH EQUIVALENTS at beginning                                 1,314,247         871,950
                                                                     -----------     -----------

          CASH AND CASH EQUIVALENTS at end                           $ 1,475,652     $ 1,599,678
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

NOTE 3: INCOME TAXES

At October 29,2000, the Company had net deferred tax assets of approximately $2,675,000 arising principally from net operating loss carryforwards. However, due to the uncertainty that the Company will generate sufficient income in the future to fully or partially utilize these carryforwards, an allowance of $2,675,000 has been established to offset these assets.

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

At the May 24, 2000 Board of Director's meeting, the Board authorized management to negotiate and execute a settlement and satisfaction of debt owed by MCF to the Company.

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

The Company operated eight restaurants during the nine months ended October 31, 1999.

Results of Operations
---------------------
SALES.

Sales for the nine months ended October 29, 2000 were $16,393,800, an increase of $1,753,000 or 12%, as compared to $14,640,800 for the nine months ended October 31, 1999. For the third quarter ended October 29, 2000, sales were $5,351,300, an increase of $689,900 or 14.8% , as compared to last year's third quarter. The increases include sales of $1,393,900 and $546,600 for the nine and three month periods at Moore's which opened during the first quarter this year. Sales for the eight restaurants that operated during the comparable periods increased $359,100 or 2.5% for nine months and $143,300 or 3.1% for the third quarter of this year. The New Jersey restaurants were slightly up in sales for the nine months versus last year despite the fact that July 2000 was one of the wettest and coolest on record. The number of customers served in the eight restaurants decreased this year by 1.1% for the nine months and 2.8% for the third quarter, while the check average paid per customer increased this year by 3.6% and 6% for the respective nine and three month periods.

GROSS PROFIT; GROSS MARGIN.

Gross profit was $11,113,800 or 67.8% of sales for the nine month period and $3,631,000 or 67.9% of sales for the quarter ended October 29, 2000, compared to $9,885,400 or 67.5% and $3,116,800 or 66.9% for the comparable periods of fiscal 2000. The improvement this year can be attributed primarily to new menus inserted into the New Jersey restaurants, including Moore's, in May 2000 which included price increases and lower cost items, and lower liquor costs in the Florida restaurants due to a reduction in state liquor taxes.

OPERATING EXPENSES.

Total operating expenses increased by 11.9% from $9,068,200 during the first nine months of fiscal 2000 to $10,143,300 during the first nine months of this year, and by 15.3% from $2,936,200 during the third quarter of fiscal 2000 to $3,384,300 during the third quarter of this year. Payroll and related expenses were 28.8% of sales for the nine months and 28.9% for the third quarter this year compared to 28.2% and 28.6% respectively for the comparable periods last year. The increases can be primarily attributed to higher health insurance costs and the overall higher payroll costs at Moore's. Historically, new restaurants have higher operating expenses during the first few months of operation. Other operating expenses increased to 19.7% of sales versus 19.4% of sales for the nine month comparison and 20% versus 19.6% for the three month comparison. Higher operating expenses at Moore's account for the increase. Depreciation and amortization expenses increased by $67,300 and $26,500 for the nine and three month periods respectively and primarily result from the February 2000 purchase of the liquor license and furniture, fixtures and equipment of Moore's and to depreciation associated with the capital expenditures at the other eight restaurants incurred during fiscal 2000 and this year. General and administrative expenses increased by $11,600 and $47,600 for the nine and three month periods ended October 29, 2000 versus last year primarily due to higher salaries.

OTHER INCOME AND EXPENSE.

Interest expense decreased by $26,500 and $6,700 for the nine and three month periods ended October 29, 2000 as compared to the comparable periods last year due to debt reduction. Interest income increased by $31,100 and $500 for the nine and three month periods ended October 29, 2000 versus the comparable periods last year primarily as a result of additional interest income associated with notes receivable from the February 1997 sale of discontinued operations (see Note 4.)

NET INCOME.

For the nine months ended October 29, 2000, net income from continuing operations was $923,200 or $.21 per share and net income was $1,245,400 or $.28 per share compared to net income of $780,800 or $.17 per share for the nine months ended October 31, 1999. For the quarter ended October 29, 2000, net income was $238,600 or $.06 per share versus net income of $177,800 or $.04 per share for last year's third quarter.

Liquidity and Capital Resources
-------------------------------
The Company has financed its operations primarily from revenues derived from its restaurants.

The Company's ratio of current assets to current liabilities was 2.12:1 at October 29, 2000 compared to 1.74:1 at the year ended January 30, 2000. Working capital was $2,167,800 at October 29, 2000 compared to $1,361,700 at the year-end, an increase of $806,100. During the nine months ended October 29, 2000, net cash increased by $161,400. The primary components of this year's cash flow were net income of $1,245,400, an increase in inventories of $231,400 resulting from bulk seafood purchases incurred to take advantage of market prices, an increase in accrued expenses of $226,500 resulting from expenses associated with the increased sales volume including payroll and other taxes, and capital expenditures of $1,232,200, including approximately $688,200 for the purchase of a liquor license and furniture, fixtures and equipment and improvements at Moore's, and debt repayment of $320,600. Additionally, this year's cash flow includes $570,300 of payments attributable to the February 1997 sale of MCF and the Company's 5% holding of MCF stock, and the repurchase of 233,334 shares of the Company's common stock (see Note 4.) During the corresponding nine month period in fiscal 2000 working capital increased by $700,100 and net cash increased by $727,700. The primary components of last year's cash flow statement were net income of $780,800, capital expenditures of $306,300 for routine restaurant improvements, the sale of a liquor license for $150,000, and debt repayment of $553,100.

During the quarter ended July 30, 2000 the Company's Board of Directors ("Board") authorized the repurchase of up to 400,000 shares of the Company's Common Stock ("shares") over the next 24 months. As of November 24, 2000 the Company had purchased 3,600 shares for approximately $3,000.

Additionally, during the second quarter of the current fiscal year the Company's $500,000 bank line of credit was renewed for two years. The interest rate is variable, equal to the monthly LIBOR Market Index Rate plus 2.00%. The entire $500,000 is currently available for use.

Management believes that funds from operations and the Company's $500,000 bank line of credit will be sufficient to meet obligations for the balance of fiscal 2001, including planned capital expenditures of approximately $50,000 in addition to those expenditures incurred during the nine months and to those incurred for any additional share repurchases.

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

                            CHEFS INTERNATIONAL, INC.

                           PART II - OTHER INFORMATION

Item 6.    Other Information
-------

           (b) Reports on Form 8-K. During the quarter ended October 29, 2000, the Company filed a current report on Form 8-K for October 6, 2000 reporting in
Item 4 thereto, the replacement of Edward Isaacs & Company LLP as the Company's independent accountants with McGladrey & Pullen, LLP due to the merger of Edward Isaacs & Company LLP with McGladrey & Pullen, LLP. Under Item 7 to the Form 8-K, the Company filed a letter from Edward Isaacs & Company LLP as an exhibit thereto.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEFS INTERNATIONAL, INC.



/s/ Anthony C. Papalia
------------------------
ANTHONY C. PAPALIA
Principal Executive and Financial Officer

DATED:   December 12, 2000