Form 10KSB
period 2001-01-28
CHEFS INTERNATIONAL INC
filed 2001-04-30
CIK 201424

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JANUARY 28, 2001
                          ----------------

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the Transition period from_________________to________________

                          Commission File Number 0-8513
                                                 ------

                            CHEFS INTERNATIONAL, INC.
                            -------------------------
                 [Name of small business issuer in its charter]

                DELAWARE                                        22-2058515
----------------------------------------                  ----------------------
    [State or other jurisdiction of                            [IRS Employer
     incorporation or organization]                       Identification Number]

       62 Broadway, P.O. Box 1332
     PT. PLEASANT BEACH, NEW JERSEY                                08742
----------------------------------------                  ----------------------
[Address of principal executive offices]                        [Zip Code]

Issuer's telephone number, including area code:               (732) 295-0350
                                                          ----------------------

Securities registered pursuant to Section 12(b) of the Act: NONE
                                                            ----

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the issuer [1] has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months [or for such shorter period that the issuer was required to file such reports], and [2] has been subject to such filing requirements for the past ninety days. YES _X_ NO___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                       [ ]

The issuer's revenues for the year ended January 28, 2001 totaled $20,156,890.

On March 30, 2001, the aggregate market value of the voting stock of the issuer (consisting of Common Stock, $.01 par value) held by non-affiliates was approximately $1,435,000 based upon the last sale price for such Common Stock on said date in the over-the-counter market as reported by the Pink Sheets LLC. On such date, there were 4,245,515 shares of the issuer's Common Stock issued and outstanding.

                            CHEFS INTERNATIONAL, INC.

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

     (A) BUSINESS DEVELOPMENT - Chefs International, Inc. ("Chefs" or the "Company") was organized under the laws of the State of Delaware in March 1975. The Company currently operates nine restaurants on a year-round basis, seven of which are free-standing seafood restaurants in New Jersey (four) and Florida (three); one of which is a Mexican theme restaurant operated under the name "Garcia's", located in a shopping mall in New Jersey and one of which is a free-standing restaurant in Freehold, New Jersey, which the Company commenced to operate in February 2000 under the name "Moore's Tavern and Restaurant". Six of the seafood restaurants are operated under the name "Lobster Shanty" and one under the name "Baker's Wharfside". The Company opened its first seafood restaurant in November 1978 and opened its Garcia's restaurant in April 1996. (As used herein, the term the "Company" may also at times include Chefs and its various subsidiaries.)

     The Company's executive offices are located at 62 Broadway, Point Pleasant Beach, New Jersey 08742. Its telephone number is (732) 295-0350.

DEVELOPMENTS SINCE THE BEGINNING OF THE LAST FISCAL YEAR

RESTAURANT OPENING

     In February 2000, the Company executed a lease with Moore's Realty Associates, a New Jersey partnership ("Moore's Realty") whose partners are members of the Lombardi Group and other members of the Lombardi family. (The Lombardi Group, consisting of various members of the Lombardi Family and their affiliates, purchased a substantial number of shares of Chefs' Common Stock in May 1999 resulting in their ownership in May 1999 of in excess of 50% of the issued and outstanding shares of Chefs' Common Stock, and as a result, in ownership of voting control of the Company.) The lease was of premises on West Main Street (Route 537) in Freehold, New Jersey where an entity affiliated with Moore's Realty, Moore's Inn, Inc. was operating a restaurant and tavern under the name "Moore's Inn". The Company provided consulting services to the operators of Moore's Inn for a weekly consulting fee of $1,800 from January 3, 2000 until February 23, 2000 when it executed the lease and the purchase agreements hereinafter described.

     The Company commenced to operate the facility under the name "Moore's Tavern and Restaurant" on February 23, 2000 at which time the consulting agreement was terminated. The lease is for a five-year term through February 22, 2005 and contains provisions for three consecutive five-year renewals at the Company's option which are automatically effective unless the Company gives written notice at least six months before the end of the initial term or at least six months before the end of the applicable renewal period that it does not intend that such option be exercised. After 18 months, the Company can terminate the lease upon six months' written notice provided that during each of the five-year renewal periods, the Company must provide at least twelve months' prior written notice to terminate.

     The lease is a "net net" lease pursuant to which the Company will pay real estate taxes, insurance and heating and air conditioning costs. The lease provides for a minimum annual rental of $90,000 during each year of the initial five-year term, $100,000 during each year of the first five-year renewal period, $112,500 during each year of the second five-year renewal period and $125,500 during each year of the third five-year renewal period. In addition to the minimum annual rental, the Company is also required to pay an amount to Moore's Realty equal to (i) 6% of the total gross sales of food and beverages etc. at the facility in each year (excluding taxes and gratuities) (the "gross annual rental") less (ii) the minimum annual rental for that year. For the period from the opening of the restaurant through January 28, 2001, the gross rental aggregated $114,497. Moore's Realty has the right to terminate the lease upon twelve months' prior written notice if, for the preceding year, the gross annual rental did not exceed the minimum annual rental for that year.

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

     At the time of execution of the lease, Moore's Realty agreed not to sell or lease a building ("Building B") adjacent to the Moore's Inn or the nearby pad site for a proposed building ("Building C") for a period of one year. If during the first year, the Company entered into an agreement to purchase or lease Building B, Moore's Realty agreed not to sell or lease the pad site to anyone other than the Company for an additional one-year period. The Company has agreed in principle with Moore's Realty to lease Building B and currently expects to open a Mexican theme type restaurant on the site in the last quarter of calendar 2001 utilizing the same liquor license used by Moore's Inn Tavern and Restaurant. As a result, Moore's Realty has extended its agreements not to sell or lease Building B or Building C to third parties for an additional year. The proposed lease has not been finalized and no assurance can be given that the Company will be able to open a restaurant in Building B within the anticipated time period. If the Company fails to lease or purchase Building B, Moore's Realty is permitted to lease Building B to a restaurant that offers a menu line significantly different from that of Moore's Tavern and Restaurant and that does not serve alcoholic beverages.

SALE OF BALANCE OF MISTER COOKIE FACE

     On February 20, 1997, the Company sold 95% of the common stock of Mister Cookie Face ("MCF"), its ice cream production segment, to a former director for an aggregate purchase price of $1,600,000, consisting of a $500,000 cash payment and three notes totaling $1,100,000. The first note (Note A) for $100,000 was due on or before March 24, 1997 and was paid in full on a timely basis. The second note (Note B) for $500,000 was due in installments through July 1, 2000, and the third note (Note C) for $500,000 was due on or before February 20, 2004, with mandatory prepayments based on MCF's cash flow. The notes were secured by a first lien on all of MCF's assets. However, the Company agreed to subordinate the notes to up to $1,750,000 of additional financing for MCF. Based on the estimated present value of the payments, management recorded a valuation allowance of $601,050 against the second and third notes. The 5% of MCF capital stock retained by the Company was valued at $35,000. During fiscal 1999, MCF requested a restructuring of the terms of the second and third notes. During the quarter ended October 31, 1999, the Company's Board of Directors (the "Board") was advised by MCF that MCF had achieved a positive cash flow during its second quarter and pursuant to the requirements of Note C, owed the Company approximately $41,800 in interest. The Board agreed to allow MCF to make monthly payments of the said Note C interest amount with the final payment due June 1, 2000. Additionally, the Company's Board of Directors (the "Board") agreed to allow MCF to continue making monthly partial payments on Note B. During the quarter ended July 30, 2000, the Note C interest was paid as per the agreed payment schedule.

     In May 2000, the Board authorized management to negotiate and execute an agreement to settle and satisfy the debt owed by MCF to the Company. On June 30, 2000, the Company sold both Notes B and C and its 5% holding of MCF capital stock to MCF for a cash payment of $379,836 and the return of 233,334 shares of Chefs' Common Stock owned by the president of MCF. The Company subsequently cancelled these shares. The Company has recognized a gain from discontinued operations of approximately $322,000 in its financial statements for the year ended January 28, 2001. The gain represents partial recoveries of the valuation allowance provided for against Notes B and C.

CHANGE IN CERTIFYING ACCOUNTANT

     As reported in the Company's current report on Form 8-K for October 6, 2000, its certifying accountant for fiscal 1999 and 2000, Edward Isaacs & Company LLP, had merged with McGladrey & Pullen, LLP and McGladrey & Pullen, LLP had been appointed as the Company's auditor. The Company stated (and Edward Isaacs & Company LLP concurred) that the auditor's reports from Edward Isaacs & Company LLP for the Company's past two fiscal years (fiscal 1999 and 2000) did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, and that during said two fiscal years and the subsequent interim period preceding the change of accountants, there were no disagreements between the Company and Edward Isaacs & Company LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

SHARE REPURCHASE PROGRAM

     On June 8, 2000, the Company announced that it had decided to repurchase up to 400,000 shares of Chefs' Common Stock over the following 24 months. In its press release, the Company stated that the Board believed that Chefs' Common Stock was undervalued and that the Repurchase Program, if effected at current prices, could constitute an appropriate investment to the benefit of the Company's stockholders. Through April 6, 2001, the Company has repurchased an aggregate 16,050 shares of Chefs' Common Stock in the over-the-counter market at prices ranging from $.73 to $.97 per share. To date, an aggregate 11,250 of such repurchased shares have been cancelled.

BANK LOANS

     At January 31, 2000, the Company's principal bank financing was provided pursuant to two term loans, one originally in the amount of $1,000,000 ("Term Loan A") and the other, originally in the amount of $525,000 ("Term Loan B") from First Union National Bank ("First Union") as well as a $500,000 revolving line of credit ("L/C line") from First Union. At said date, approximately $200,000 was outstanding under Term Loan A, payable in installments of principal with interest at an annual rate of 7.51% through November 2000; approximately $315,000 was outstanding under Term Loan B payable in monthly installments of principal with interest at an annual rate of 9 1/4% through December 2002 and no amounts were outstanding under the L/C line. Term Loan A and the L/C line were secured by first mortgages on the Company's two Point Pleasant Beach, New Jersey seafood restaurants and Term Loan B was secured by a first mortgage on the Toms River, New Jersey seafood restaurant.

     During fiscal 2001, the Company retired the entire balance of Term Loan A and reduced the outstanding principal balance of Term Loan B to approximately $204,000. At June 23, 2000, the L/C line was renewed for the seventh consecutive time for an additional two year term repayable with interest at LIBOR plus 2%. There were no outstanding borrowings under the L/C line at January 28, 2001.

     In May 1998, the Company borrowed $124,000 from First Union to partially fund the purchase of property adjoining its Toms River, New Jersey seafood restaurant. The loan is repayable in monthly installments of principal with interest at LIBOR plus 2 1/4% through May 2003 and is secured by a first mortgage on the property. At January 28, 2001, approximately $58,000 was outstanding under this loan.

     In October 1998, the Company borrowed $880,000 from First Union to fund the $1,100,000 purchase of its Vero Beach, Florida seafood restaurant. This loan is repayable in monthly installments of $8,319 comprised of principal and interest at an annual rate of 7.82% through November 2008 and is secured by a first mortgage on the Vero Beach property. At January 28, 2001, approximately $810,000 was outstanding under this loan (which provides for a $431,429 "balloon" payment in November 2008).

     Repayment of the Company's term loans and of borrowings under its line of credit is guaranteed by each of the Company's subsidiaries.

Pursuant to its principal Loan Agreements, the Company has made certain affirmative and negative covenants to First Union. The covenants contained in the prior loan agreements were superseded by the covenants contained in the Vero Beach Loan Agreement. Included in the Vero Beach Loan Agreement are covenants not to pay dividends, effect stock redemptions, sell or issue shares of its stock, make a material change of ownership that changes control of the Company or its management structure, create certain liens or encumbrances, enter into sale-leaseback transactions, sell assets not in the ordinary course of business, merge with or acquire another entity, or enter into certain other transactions without First Union's written consent, and to maintain on a consolidated basis, tangible net worth of at least $11,650,000 increasing by $50,000 at each subsequent fiscal year-end commencing with fiscal 1999; a debt to Tangible Net Worth ratio of no greater than .50:1.00; a net income, depreciation and amortization less Maintenance Capital Expenditures (defined as those expenditures required on an annual basis to maintain existing restaurant locations) to the current portion of long term debt and capital leases ratio of not less than 1.20:1.0; and cash and cash equivalents of not less than $750,000. A failure by the Company to satisfy any such covenant would constitute an event of default under the Loan Agreement enabling First Union to accelerate payment of all outstanding indebtedness. In May 2000, the Company received a waiver from First Union permitting it to effect the Stock Repurchase Program previously described. The Company was in compliance with all applicable covenants under its Loan Agreements at January 31, 2000 and at January 28, 2001.

     (b) BUSINESS OF ISSUER - The Company is engaged in one business; the operation of nine restaurants in New Jersey and Florida on a year-round basis.

                              RESTAURANT OPERATIONS

     The Company is principally engaged in the operation of nine restaurants on a year-round basis, seven of which are free-standing seafood restaurants in New Jersey (four) and Florida (three); one of which is a Mexican theme restaurant operated under the name "Garcia's", located in a shopping mall in New Jersey and one of which is a free-standing restaurant in Freehold, New Jersey, which the Company commenced to operate in February 2000 under the name "Moore's Tavern and Restaurant". Six of the seafood restaurants are operated under the name "Lobster Shanty" and one under the name "Baker's Wharfside". The Company opened its first seafood restaurant in November 1978 and opened its sole Garcia's restaurant in April 1996. The Company's restaurants, all of which are operated on a year-round basis, are as follows:

                                              DATE OF OPENING UNDER
      LOCATION                                THE COMPANY'S MANAGEMENT
      --------                                ------------------------

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

     LOBSTER SHANTY RESTAURANTS

     VERO BEACH, FLORIDA - This restaurant, consisting of approximately 6,900 square feet, is free standing in Vero Beach, Florida on the intracoastal waterway, and seats approximately 200. It opened in December, 1979 pursuant to a lease from Gourmet Associates ("Gourmet") owned by the Company's then principal stockholder. During fiscal 1998, the Company constructed an outdoor deck with a bar and dining facilities at this restaurant at a cost of approximately $125,000. At August 31, 1998, the Company was continuing to lease this restaurant on a month-to-month "net" basis at a monthly rental of $10,000 with the Company also paying personal property taxes and insurance thereunder. On that date, the United States Bankruptcy Court for the District of New Jersey ordered the acceptance of the Company's bid of $1,100,000 to purchase the Vero Beach restaurant property from Gourmet. On October 30, 1998, the Company completed the purchase of the property for $1,100,000. To fund the purchase, the Company obtained an $880,000 first mortgage loan from its principal lending bank, First Union National Bank, and paid the balance of the purchase price from working capital. The Company's successful bid was based upon an independent appraisal of the property and was equal to the appraised value. See "Bank Loans" herein as to the repayment terms of this loan.

     PT. PLEASANT BEACH, NEW JERSEY - This restaurant, consisting of approximately 17,000 square feet, is free standing with a waterfront location on Channel Drive in Pt. Pleasant Beach, New Jersey and seats approximately 750. It shares parking with the Baker's Wharfside restaurant in Pt. Pleasant Beach with space for approximately 250 automobiles. The Company purchased this restaurant and three others (including the land, buildings, improvements and businesses including personal property and fixtures, liquor licenses and all of the outstanding stock of the four corporations operating these restaurants) from its then principal stockholder, and from three partnerships owned by him, in

October, 1980 for an aggregate $7,750,000 less a subsequent $250,000 prepayment discount.

     TOMS RIVER, NEW JERSEY - This restaurant, consisting of approximately 10,750 square feet, is free standing on Robbins Parkway with a waterfront location on the Toms River in Toms River, New Jersey and seats approximately
375. Municipal parking facilities are available nearby. The Company purchased this restaurant and three others (including the land, buildings, improvements, and businesses including personal property and fixtures, liquor licenses and all of the outstanding stock of the four corporations operating these restaurants) from its then principal stockholder, and from three partnerships owned by him, in October 1980 for an aggregate $7,750,000 less a subsequent $250,000 prepayment discount. During fiscal 1998, the Company commenced an interior renovation of this restaurant, the bulk of which was completed in fiscal 1998 with the balance completed early in fiscal 1999. The total cost of this renovation was approximately $338,000. In fiscal 1999, the Company constructed an outdoor deck with a bar and dining facilities at this restaurant adding approximately 125 seats at a cost of approximately $188,000.

     In May 1998, the Company spent $166,000 to purchase a lot and building with a waterfront location adjacent to the Toms River Lobster Shanty. The Company partially funded the purchase price with the bank loan previously described. The Company has obtained the variances necessary for it to develop an outdoor patio dining area with seating for 125 on this site but has delayed construction pending resolution of a lawsuit initiated by a neighboring landowner attempting to prevent construction. If it is successful in resolving this lawsuit, the Company estimates the total costs of construction and outfitting at approximately $350,000 for an opening anticipated in fiscal 2003.

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

HIGHTSTOWN, NEW JERSEY - This restaurant, consisting of approximately 4,600 square feet, is free standing on State Highway 33 approximately two miles east of Hightstown and seats approximately 175. The restaurant has parking for approximately 100 automobiles. The Company purchased this restaurant and three others (including the land, buildings, improvements and businesses including personal property and fixtures, liquor licenses and all of the outstanding stock of the four corporations operating these restaurants) from its then principal stockholder and from three partnerships owned by him, in October 1980 for an aggregate $7,750,000 less a subsequent $250,000 prepayment discount.

BAKER'S WHARFSIDE RESTAURANT

     PT. PLEASANT BEACH, NEW JERSEY - This restaurant, consisting of approximately 7,500 square feet, is free standing with a waterfront location on Channel Drive in Pt. Pleasant Beach, New Jersey and seats approximately 500. It shares parking with the Lobster Shanty restaurant in Pt. Pleasant Beach with space for approximately 250 automobiles. The Company purchased this restaurant and three others (including the land, buildings, improvements and businesses including personal property and fixtures, liquor licenses and all of the outstanding stock of the four corporations operating these restaurants) from its then principal stockholder, and from three partnerships owned by him, in October, 1980 for an aggregate $7,750,000 less a subsequent $250,000 prepayment discount.

GARCIA'S RESTAURANT

     In November 1995, the Company entered into an agreement (the "Agreement") with Garcimex of New Jersey, Inc. ("Garcimex"), the exclusive owner of the "Garcia's" trademark, service mark and trade name along with the goodwill and recipes of a Mexican restaurant business associated with the marks. Pursuant to the Agreement, the Company was granted the exclusive right to establish and open Mexican restaurants using the marks, goodwill and recipes in six New Jersey counties, Hunterdon, Mercer, Middlesex, Monmouth, Ocean and Somerset (the "Territory"). The Company was granted the right but not the obligation to open a restaurant utilizing the marks and goodwill in each of the first five 12-month periods, in the Territory, with a six-month grace period with respect to each such 12-month period. If the Company did not open a Garcia's restaurant in each of the first five 12-month periods (including the grace period), the Agreement provided that the Company would lose the right to develop additional restaurants within the Territory. The Company did not open an additional Garcia's restaurant within the prescribed time period after the April 1996 opening of its initial Garcia's restaurant. The Company retains the right to utilize the marks, goodwill and recipes at its Garcia's restaurant and Garcimex has agreed not to open another Mexican restaurant within an 18-mile radius of any Company operated Garcia's restaurant.

     The Agreement is for an initial term of 20 years with additional automatic ten-year renewal periods unless the Company elects not to renew the Agreement. During the period that the Agreement is in effect, the Company is required to pay a royalty equal to 3% of the gross annual sales from each Garcia's restaurant which it operates in the Territory, to Garcimex on a quarterly basis. Garcimex agreed with the Company to reduce this percentage to 1.5% with respect to the twelve-month period commencing February 1, 2000, after which it reverted back to 3%. The Company has also been accorded a right of first refusal with respect to offers received by Garcimex from third parties seeking to obtain rights in the marks, goodwill and recipes for restaurants to be opened outside of the Territory. Furthermore, the Agreement also provides the Company with certain rights to open Mexican restaurants in New Jersey outside the Territory. To date, the Company has opened one Garcia's restaurant which opened at the Monmouth Mall on April 29, 1996.

     The Company is currently in negotiations with Garcimex and has reached an agreement in principle to amend the Agreement. Pursuant to the proposed amendment, the Company would purchase the exclusive right to the use of the name "Garcia's" for the State of New Jersey as well as the exclusive right to open Garcia's restaurants within New Jersey. In addition, the 3% royalty would be eliminated. If the amendment is effectuated, the Company intends to open a Garcia's restaurant in Building B adjacent to its Moore's Tavern and Restaurant in Freehold, New Jersey during the fourth quarter of calendar 2001. (If the amendment is not effectuated, the Mexican theme restaurant expected to be opened in Building B will be operated under another name still to be determined.)

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

     The Company's lease for this restaurant is for a twelve-year term providing for a minimum annual rental of $109,275 during each of the first five years and a minimum annual rental of $118,017 per annum thereafter. The Mall Landlord agreed to reduce the minimum annual rental to $102,675 with respect to the twelve-month period ending January 31, 2001, after which the minimum annual rental reverted to the annual rentals provided for in the lease. The Company was granted a $24,000 per year Construction Allowance for the five-year period commencing January 1, 1997 which is being applied on a monthly basis in reduction of the said minimum annual rental through December 2001. The Company is also required to pay additional rent equal to 5% of the restaurant's annual gross revenues in excess of $2,185,000 in each of the first five years and in excess of $2,360,340 in each subsequent year. The Company is also required to pay a proportionate share of the Mall's real estate taxes, utility charges and the Landlord's operating costs as well as certain other charges.

     The restaurant is on the site of the Company's La Crepe restaurant which closed in December 1995. The Company has spent approximately $720,000 to construct its Garcia's restaurant on this site.

          The Monmouth Mall has been in operation for approximately 20 years. Macy's and J.C. Penny are major department stores in the Mall. The Mall is a large shopping center with 1,500,000 square feet of shopping area on 105 acres with parking for 7,200 cars.

MOORE'S TAVERN AND RESTAURANT

     This restaurant, consisting of approximately 7,700 square feet, is free standing and is located on West Main Street (Route 537) in Freehold, New Jersey. The restaurant seats approximately 260 (with an outdoor patio for warm weather use that can seat an additional approximately 40 persons) and accommodates parking for approximately 200 automobiles (the parking to be shared with any businesses operated from Building B and proposed Building C). The tavern portion of this restaurant is of an historic nature having been initially constructed in the late 18th century and owned by an officer in the American Revolutionary Army. The entire restaurant is decorated in a revolutionary period decor. See "Developments Since the Beginning of the Last Fiscal Year" herein as to the Company's lease of this restaurant and purchase of the liquor license and furniture, fixtures and equipment to be used in its operation of the restaurant from affiliates of the Lombardi Group.

     The Moore's Tavern and Restaurant is open for lunch and dinner on a year-round basis. It features an eclectic American food menu offering sandwiches, burgers, steak and other meats, chicken and fish, potatoes, vegetables and desserts, and alcoholic beverages.

SOURCES OF FOOD PRODUCTS

     The food products used by the Company in the operation of its seafood restaurants, its Moore's Tavern and Restaurant and its Garcia's restaurant are readily available from a variety of sources including national distributors and local sources on an order basis when needed.

SEASONAL ASPECTS

     To date, the Company's New Jersey seafood restaurants have experienced a significant portion of their sales from May through September whereas its Florida seafood restaurants have experienced a significant portion of their sales from January through April. During the first year of operation by the Company, Moore's Tavern and Restaurant experienced a seasonality factor similar to but not as dramatic as the seasonality factor of the Company's New Jersey seafood restaurants. The Company's Garcia's restaurant has experienced its greatest sales volume during the Thanksgiving through Christmas period.

TRADEMARKS

     The Company has no patents, trademarks, licenses, franchises or concessions which it regards as material to its restaurant business with the exception of the service mark "Jack Baker's Lobster Shanty"R" registered for a 20 year period with the U.S. Patent and Trademark Office in February, 1989, the rights purchased from Garcimex as described above to use of the trade mark, service mark and trade name "Garcia's" and its rights to use of the names "Moore's Inn" and "Moore's Tavern" as described above.

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

EMPLOYEES

     The Company maintains its administrative employees at its executive offices including its principal officers (see "Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act"), secretarial and bookkeeping personnel. Each of the Company's seafood restaurant units employs a general manager, two assistant managers and between 40 and 130 other employees to serve as waitresses, waiters, busboys, bartenders, cooks, dishwashers, kitchen help, hostesses and cashiers (some on a part-time basis). The Company's Garcia's restaurant employs approximately 40 employees and its Moore's Tavern and Restaurant employs approximately 60 employees, in each case serving similar functions. The Company also presently employs three area supervisors, each responsible for certain of the Company's restaurants. Managerial candidates are recruited for the Company's restaurants from hotel and restaurant management schools, restaurant recruiting agencies, through advertising in restaurant management magazines and by promotion from within the Company's own organization. At January 28, 2001, the Company had approximately 430 employees (including part-time workers). The Company is not a party to any collective bargaining agreements and has enjoyed satisfactory employee relations since inception.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the quarter ended January 28, 2001.

                            CHEFS INTERNATIONAL, INC.

                                     PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS


     The Common Stock was listed on the NASDAQ Stock Market Small Cap System under the symbol "CHEF" until the close of business on December 16, 1998 when it was delisted because of the failure of the Common Stock to maintain a closing bid price at or above $1.00 per share. Commencing December 17, 1998, the Common Stock has been traded in the over-the-counter market under the symbol "CHEF." The following chart sets forth the range of high and low closing bid prices for the Common Stock in the over-the-counter market for the periods indicated as obtained from the Pink Sheets LLC.

                                                Bid Prices
         Quarter                           ---------------------
          Ended                             High           Low
          -----                            -------        ------

          April 30, 1999                   $ .9375        $.5625
          July 30, 1999                     1.5625         .875
          October 29, 1999                  1.07           .6875
          January 30, 2000                   .80           .75

          April 28, 2000                   $1.07          $.68
          July 28, 2000                      .72           .60
          October 27, 2000                   .75           .63
          January 26, 2000                   .85           .71875

     The above quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. They do not necessarily represent actual transactions.

     At March 30,  2001,  the number of record  holders of the Common  Stock was
6,689. Such number of record owners was determined from the Company's shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

     The Company did not sell any of its equity securities during the fiscal year ended January 28, 2001. Pursuant to the Company's Term Loan Agreement with First Union National Bank, the Company is restricted during the period any loans are outstanding under such agreement from paying dividends on any of its outstanding stock.

ITEM 6.   MANAGEMENT'S DISCUSSION AND
          ANALYSIS OR PLAN OF OPERATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

          Certain statements regarding future performance in this Annual Report on Form 10-KSB constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company's actual results and could cause those results to differ materially from the forward-looking statements. Such factors include, but are not limited to, changing market conditions, weather, the state of the economy, the impact of competition to the Company's restaurants, pricing, acceptance of the Company's food products and the Company's ability to amend its agreement with Garcimex.

OVERVIEW

     The Company's principal source of revenue is from the operation of its restaurants. The Company's cost of sales includes food and liquor costs. Operating expenses include labor costs, supplies and occupancy costs (rent and utilities), marketing and maintenance costs. General and administrative expenses include costs incurred for corporate support and administration, including the salaries and related expenses of personnel and the costs of operating the corporate office at the Company's headquarters in Point Pleasant Beach, New Jersey.

     At January 28, 2001 the Company was operating nine restaurants on a year-round basis. Seven of the restaurants are free-standing seafood restaurants in New Jersey and Florida and are operated under the names "Lobster Shanty" or "Baker's Wharfside." The Company also operates a Mexican theme restaurant in New Jersey under the name "Garcia's." The Company opened its first seafood restaurant in November 1978 and opened its Garcia's restaurant in Apri1 1996. In February 2000, the Company commenced the operation of the ninth restaurant, Moore's Tavern and Restaurant ("Moore's"), a free-standing restaurant in Freehold, New Jersey serving an eclectic American food type menu.

     Generally, the Company's New Jersey seafood restaurants derive a significant portion of their sales from May through September. The Company's Florida seafood restaurants derive a significant portion of their sales from January through April. The Company's Garcia's restaurant derives a significant portion of its sales during the holiday season from Thanksgiving through Christmas. Moore's experiences a seasonality factor similar to but not as dramatic as the seasonality factor of the New Jersey seafood restaurants.

     The Company operated eight restaurants during the year ended January 30, 2000.

     The statements of operations are comprised of a 52-week period for both the year ended January 28, 2001 ("fiscal 2001") and the year ended January 30, 2000 ("fiscal 2000").

RESULTS OF OPERATIONS

SALES

     Sales for the year ended January 28, 2001 were $20,156,900, an increase of $2,160,300 or 12%, as compared to $17,996,600 for the year ended January 30, 2000. The increase includes sales of $1,908,300 at Moore's which opened during the first quarter of fiscal 2001. Sales for the eight restaurants that operated during both years increased $252,000 or 1.4% despite a decrease of $107,100 during the fourth quarter due to the severe winter weather in the Northeast. The number of customers served during fiscal 2001 in the eight restaurants operated in both fiscal 2001 and fiscal 2000 decreased by 2.1% in fiscal 2001 versus the prior year while the average check paid per customer increased by 3.5%.

GROSS PROFIT; GROSS MARGIN.

     Gross profit was 67.8% of sales for fiscal 2001 as compared to 67.6% of sales for fiscal 2000. Moore's had a lower gross profit for the year than the other eight restaurants but showed steady improvement since opening in February 2000. The overall improvement in fiscal 2001 can be attributed primarily to new menus inserted in the New Jersey restaurants, including Moore's, in May 2000 which included price increases and continued to highlight lower cost menu items, as well as lower liquor costs in the Florida restaurants due to a reduction in state liquor taxes.

OPERATING EXPENSES.

     Total operating expenses increased by 12.4% from $11,608,500 for fiscal 2000 to $13,053,500 for fiscal 2001. Payroll and related expenses were 29.8% of gross sales for fiscal 2001 compared to 29.5% of sales for fiscal 2000. The primary reasons for the increase were higher health insurance costs and the overall higher payroll costs at Moore's. Historically, new restaurants have higher operating expenses during the first few months of operation. The payroll cost percentage for the eight stores that operated during both years was slightly lower in fiscal 2001. Other operating expenses increased to 20.5% of sales for fiscal 2001 versus 19.7% in 2000. Higher operating expenses at Moore's account for the increase.

     Depreciation and amortization expenses increased by $90,800 during fiscal 2001 versus the prior year. The increase is comprised of $51,500 in depreciation and amortization costs associated with the February 2000 purchase of the liquor license and furniture, fixtures and equipment of Moore's and $39,300 in increased depreciation costs resulting from capital expenditures at the other eight restaurants.

     General and administrative expenses were $31,100 higher in fiscal 2001 versus 2000. The major components of the increase included higher salaries of $79,900 due to the Company's Executive Incentive Bonus Plan (see "Notes" to Consolidated Financial Statements - Note 9), an increase of $24,500 in employee and customer relations costs and additional computer service expenses of $17,500 which were partially offset by a $48,400 reduction in legal fees, $20,100 less in training and recruiting costs, and a reduction of $16,500 in director fees.

     The $2,100 gain on disposal of assets in fiscal 2001 was realized on the disposal of a Company vehicle. The primary component of fiscal 2000's gain on disposal resulted from the sale of a liquor license of a restaurant closed during fiscal 1999.

OTHER INCOME AND EXPENSE.

     Interest expense was $34,600 lower in fiscal 2001 because of debt reduction. Investment income increased by approximately $41,700 due primarily to dividend income received on investments (see Notes 1 and 7).

NET INCOME.

     For the year ended January 28, 2001, income from continuing operations was $632,600 or $.15 per share and net income was $954,800 or $.22 per share which included a gain of $322,200 realized on the disposal of a discontinued business (see Note 12). Net income was $502,600 or $.11 per share for fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES.

     The Company has financed its operations primarily from revenues derived from its restaurants.

     The Company's ratio of current assets to current liabilities was 2.15:1 at January 28, 2001, compared to 1.74:1 at January 30, 2000. Working capital was $2,109,000 at the end of fiscal 2001, an increase of $747,300 over the prior year. During fiscal 2001, net cash decreased by $154,700. Net cash provided from operating activities was $1,697,000. The primary changes in assets and liabilities included an increase in inventories of $165,100 due to the addition of Moore's and corporate bulk seafood purchases incurred to take advantage of market prices, and an increase in accrued expenses and other liabilities of $268,100 resulting primarily from an increase of $98,200 in accrued payroll expenses, including the incentive bonus plan charge, additional rent of $30,200 due to the percentage rent requirements of the Moore's lease (see Note 10), and an increase of $27,200 in accrued liabilities associated with the Company's health insurance plan.

     Investing activities during fiscal 2001 resulted in a net cash outflow of $1,304,600. Capital expenditures were $949,300 with the major components including $339,500 for the acquisition of furniture, fixtures and equipment and improvements at Moore's (see Note 2), $106,600 for significant Florida improvements including a restaurant point of sale system ("POS") and septic system and kitchen upgrades, $93,100 for kitchen and dining room improvements at the Hightstown, New Jersey restaurant and $40,500 for Company vehicles. The balance of $369,600 was spent on routine restaurant improvements. Additionally, Moore's liquor license was purchased for $357,900. Other investing activities included payments of $570,300 received from MCF on notes receivable (see Note
12) and the purchase of various investments totaling $947,900 (see Note 1) offset by $459,500 for the sale of investments and proceeds from maturing certificates of deposit.

     Financing activities in fiscal 2001 resulted in a net cash outflow of $547,100 and included debt repayment of $370,100, the purchase of 233,334 shares of Chefs' Common Stock from the president of MCF for $168,000 (see Note 12) and approximately $9,000 paid by the Company to repurchase 10,275 shares of Chefs' outstanding stock pursuant to a Stock Repurchase Plan authorized by the Company's Board of Directors in May, 2000 (see Note 11). During the second quarter of fiscal 2001, the Company's $500,000 bank line of credit was renewed for two years at a variable rate, equal to the monthly LIBOR Market Index Rate plus 2.00%. At the year ended January 28, 2001 the entire $500,000 was available for use.

     During fiscal 2000, net cash increased by $442,300. Net cash provided from operating activities was $1,603,800. The primary changes in assets and liabilities were a reduction in accounts payable of $58,300 and an increase of $77,600 in accrued expenses associated with the Company's health insurance plan. Investing activities during fiscal 2000 resulted in a net outflow of $575,200. Capital expenditures were $510,900 with the major components including $78,800 for "Year 2000" (Y2K) computer software and hardware system upgrades, $42,000 for a restaurant POS and $34,600 for Y2K phone system upgrades at the corporate office and the restaurants. The balance of $355,500 was spent on routine restaurant improvements. Investing inflows included $149,500 from the sale of a liquor license and payments of $66,400 by MCF on notes receivable. Financing activities in fiscal 2000 resulted in a net cash outflow of $586,300 for debt repayment.

     At the end of fiscal 2001, the Company was in compliance with all of the covenants under its Loan Agreements with its primary bank, First Union. The Company was also in full compliance at the year ended January 30, 2000.

     Subsequent to the year ended January 28, 2001, the Company purchased an additional 5,775 shares of Chefs' Common Stock pursuant to the Stock Repurchase Plan and to date, has cancelled a total of 11,250 of the repurchased shares.

     Management anticipates that funds from operations and the bank line of credit will be sufficient to meet obligations in fiscal 2002, including projected capital expenditures of approximately $529,300 for routine restaurant improvements. A majority of the capital expenditures are expected to occur during the first and second quarters of fiscal 2002.

INFLATION

     It is not possible for the Company to predict with any accuracy the effect of inflation upon the results of its operations in future years. The price of food is extremely volatile and projections as to its performance in the future vary and are dependent upon a complex set of factors. There is a proposal before Congress to raise the minimum wage by $1.00 to $6.15 per hour. However, management believes that any such increase would have a minimal impact on payroll costs because the proposed increase would not change the cash wages of the Company's tipped employees and a majority of the non-tipped employees already receive in excess of $6.15 per hour.

ITEM 7.   FINANCIAL STATEMENTS

     Attached.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

     See Item 1, "Developments Since the Beginning of the Last Fiscal Year" as to the replacement of Edward Isaacs & Company LLP ("Isaacs") as the Company independent accountants for the audit of its financial statements for the fiscal year ended January 28, 2001 with the certified public accounting firm of McGladrey & Pullen, LLP ("M&P") due to the merger of Isaacs into M&P.

                            CHEFS INTERNATIONAL, INC.

                                                      PART III


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
          AND CONTROL PERSONS; COMPLIANCE WITH
          SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth certain information with respect to each of the current directors of the Company:

                                                  Date First
Name                      Age      Position       Elected a Director
----                      ---      --------       ------------------

                                  Chairman of
Robert M. Lombardi(a)      49       the Board        May 1999
Nicholas B. Boxter         53     Director           December 1999
Kenneth Cubelli            47     Director           December 1999
Raymond L. Dademo          43     Director           December 1999
Anthony M. Lombardi(a)     45     Director           July 1999
Joseph S. Lombardi(a)      50     Director           July 1999
Michael F. Lombardi(a)     52     Director           July 1999
Stephen F. Lombardi(a)     44     Director           July 1999

----------

     (a)  The five Lombardis who serve as directors are brothers.

     The following table sets forth certain information regarding the executive officers of the Company.

Name                      Age       Office
----                      ---       ------

Anthony C. Papalia         43       President, Treasurer, Chief
                                    Executive Officer, Chief Financial
                                    Officer and Director

Martin W. Fletcher         48       Secretary

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

DIRECTORS

     Robert M. Lombardi, M.D. is, and for more than the past five years has been principally engaged as a physician and orthopaedic surgeon with the Edison-Metuchen Orthopaedic Group, a medical practice group located in Edison, New Jersey, where he also serves as a senior officer. He is also an officer of Moore's Inn, Inc. and a partner in Moore's Realty. See "Developments Since the Beginning of the Last Fiscal Year."

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

     EXECUTIVE OFFICERS

     Anthony C. Papalia has been continuously employed by the Company for the preceding five years. He has served as a manager of various New Jersey Lobster Shanty restaurants and as an area supervisor. Mr. Papalia, who was elected senior vice president and a director of the Company in September 1985 and president and treasurer in March 1988, is currently devoting all of his working time to the business of the Company. He resigned as a director of the Company in July 1999.

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

COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

     Based solely upon a review of Forms 3 and 4, the Company believes that with respect to fiscal 2001, all Section 16(a) filing requirements applicable to its officers, directors and beneficial owners of more than 10% of its equity securities were timely complied with except for a corrective filing to his July 1999 Form 4 and a filing made in February 2001 regarding December 2000 transactions by Michael F. Lombardi and a late filing made by Joseph S. Lombardi regarding his December 2000 purchase of 2,300 shares.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation paid or accrued by the Company during the three fiscal years ended January 28, 2001 to its Chief Executive Officer as well as to any other executive officer of the Company or a subsidiary who earned at least $100,000 during fiscal 2001. During the three-year period ended January 28, 2001, the Company did not grant any restricted stock awards or have any long-term incentive plan in effect. The Company maintains a non-qualified Supplemental Employee Benefit Program for its officers, supervisors, restaurant managers and assistant managers paying annual contributions ranging from $1,000 to approximately $3,000 per individual. The Program provides life insurance death benefits, disability income benefits and retirement income benefits. A former officer and director, James Fletcher is not covered under this Program but the Company agreed that if he remained in its employ until age 65 and left such employ at any time thereafter, the Company would pay him $20,000 annually for the ten year period following such termination of employment or until his death, if he dies prior thereto.

                           SUMMARY COMPENSATION TABLE

                                         Annual Compensation
                           -----------------------------------------------
Name and                   Fiscal                           Other Annual
Principal Position         Year    Salary    Bonus(a)       Compensation(b)
------------------         ------ --------   -------        ------------

Anthony Papilia            2001   $164,557   $14,000             $2,088
 President and             2000   $159,975       $-0-            $2,088
 Chief Executive           1999   $150,000       $-0-            $2,088

Martin Fletcher            2001   $95,398    $10,910             $2,902
 Controller and            2000   $92,674        $-0-            $2,902
 Secretary                 1999   $86,925        $-0-            $2,902


----------

(a) In May 2000, the Company's Board of Directors adopted an executive incentive bonus plan providing for an annual cash bonus to be paid to Company employees performing executive type functions with respect to each fiscal year (commencing with fiscal 2001) in which the Company achieved certain specified levels of earnings before deducting interest, income taxes, depreciation and amortization. Extraordinary terms are excluded for purposes of the computation. The bonus pool for fiscal 2001 aggregated $79,910 and was distributed to seven employees including Anthony Papalia who received $14,000 and Martin Fletcher who received $10,910.

(b)  Represents contributions under the Supplemental Employee Benefit Program.

EMPLOYMENT AGREEMENTS

     At the annual meeting of the Company's stockholders held on December 19, 1995, stockholders ratified employment contracts between the Company and Anthony Papalia as chief executive officer and chief financial officer and between the Company and Martin Fletcher as controller. Each contract expired at the conclusion of the Company's 1999 fiscal year and was automatically renewed on a year by year basis for up to five consecutive additional one-year terms unless either party gave at least six months' prior notice that he or it did not desire such renewal. As no such notice was given during fiscal 1999, each contract was extended for a first renewal year. Mr. Papalia's annual salary under the contract was $150,000 and Mr. Fletcher's annual salary under the contract was $87,000 but each individual's salary was made subject to automatic increase in each Renewal Year based on increases in the Consumer Price Index. As a result, during fiscal 2001, Mr. Papalia's annual salary was increased to $164,557 and Mr. Fletcher's annual salary was increased to $95,398. If the employment of either individual is terminated other than for cause, he will become entitled to a Severance Payment equal to the amount of his compensation over the balance of the contract term. Each individual is also entitled to terminate his employment and receive a Severance Payment equal to six months' salary in the event of a "change of control" of the Company. An amendment to each employment contract executed in August 1999 extended the first renewal year through March 31, 2000, renewed each contract for a second renewal year through March 31, 2001 and recast each renewal year so as to commence on April 1 of each year and to expire on March 31 of the following year. Notice of intention not to renew must now be given no later than September 30 of the year preceding the year in which the renewal term commences.

STOCK OPTIONS

     At January 30, 2000 and at January 28, 2001 there were no outstanding employee or non-employee stock options exercisable to purchase shares of Chefs' Common Stock.

DIRECTORS' COMPENSATION

     During fiscal 2001, no compensation was paid to any of the Company's directors for serving in such capacity. Furthermore, no method of compensation has been established at this date for the current directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of March 30, 2001 with respect to their ownership of Chefs' Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of Chefs' outstanding Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all directors and executive officers as a group.


Name and Address of          Shares of Common Stock      Percentage
Beneficial Owner             Beneficially Owned          Ownership
-------------------          ----------------------      ----------

DIRECTORS*

Robert M. Lombardi             1,301,256(1)                  31%
Nicholas B. Boxter                    --                     --
Kenneth Cubelli                       --                     --
Raymond L. Dademo                  1,000                     --
Anthony Lombardi                 113,001                      3%
Joseph S. Lombardi               670,633                     16%
Michael F. Lombardi              282,393(1)(2)(3)             7%
Stephen F. Lombardi               34,500(1)(2)               --

EXECUTIVE OFFICER*

Anthony C. Papalia                 5,000                     --

All executive officers and
 directors as a group
 (ten persons)                 2,407,783(1)(2)(3)            57%

----------

* The address of each director and executive officer is c/o the Company, 62 Broadway, Point Pleasant Beach, New Jersey 08742.

     (1) Robert M. Lombardi, Anthony Lombardi, Joseph S. Lombardi, Michael F. Lombardi and Stephen F. Lombardi, Lombardi & Lombardi, P.A. and the Lombardi & Lombardi, P.A. Defined Benefit Pension Plan previously filed a report on
Schedule 13D and amendments thereto indicating that they were acting separately and not as a group. The five individual Lombardis are brothers and for purposes of this report, they and the above entities are deemed the "Lombardi Group."

     (2) Includes 24,500 shares comprising one-half of the 49,000 shares owned by Lombardi & Lombardi, P.A., of which Michael F. Lombardi and Stephen F. Lombardi are each senior officers.

     (3) Includes 111,668 shares owned by the Lombardi & Lombardi, P.A. Defined Benefit Pension Plan. Michael F. Lombardi has voting and dispositive power with respect to these shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See Item 1 herein, "Developments Since the Beginning of the Last Fiscal Year" as to the leasing by the Company of a restaurant in Freehold, New Jersey and the purchase by it of a liquor license and furniture, fixtures and equipment from affiliates of the Lombardi Group.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

3.1       Restated Certificate of Incorporation of the Company(A)

3.2       By-Laws of the Company, as amended(B)

4.1       Specimen Common Stock Certificate(C)

10.1      Monmouth Mall Shopping Center Lease for Garcia's restaurant(D)

10.2 Employment Agreement dated as of December 19, 1995 between Chefs and Anthony Papalia(D)

10.3 Employment Agreement dated as of December 19, 1995 between Chefs and Martin Fletcher(D)

10.4 Loan Agreement dated October 30, 1998 between the Company and First Union National Bank and the Company's $880,000 Promissory Note issued pursuant thereto for funding utilized by the Company to purchase the Vero Beach, Florida Lobster Shanty Restaurant(A)

10.5 Lease Agreement executed in January 2000 for Moore's Inn facility, between Moore's Realty Associates as Landlord and the Company as Tenant(B)

10.6      Liquor  License  Sale/Purchase  Agreement  executed  in  January  2000
          between   Moore's  Inn,  Inc.  as   Transferor   and  the  Company  as
          Transferee(B)

10.7 Sale/Purchase Agreement for Furniture, Fixtures and Equipment executed in January 2000 between Moore's Inn, Inc. as Seller and the Company as Purchaser(B)

10.8 Stock and Note Purchase/Sale Agreement as of June 29, 2000 by and among Chefs, Mister Cookie Face, Inc. and Frank Koenemund

10.9      Chefs International Executive Incentive Bonus Plan

16.1 Letter of the Company's former auditors, Moore Stephens, P.C. dated April 6, 1999 as required by Item 304(a)(3) of Regulation S-B(E)

16.2 Letter of the Company's former auditors, Edward Isaacs & Company LLP dated October 6, 2000 as required by Item 304 (a) (3) of Regulation S-B(F)

16.3 Independent auditor's report of Edwards Isaacs & Company LLP dated March 27, 2000 with respect to the financial statements for the year ended January 30, 2000

21        Subsidiaries  -  The  following   table  indicates  the  wholly  owned
          subsidiaries of the Company, their respective states of incorporation and the restaurants operated by each

                                State of
Name                            Incorporation          Restaurants
--------------------            -------------          ------------------------

Chefs International             Florida                Lobster Shantys
  Palm Beach, Inc.                                       Vero Beach and Jensen
                                                         Beach, Florida

Robbins Parkway                 New Jersey             Lobster Shanty
  Realty Co., Inc.                                       Toms River,New Jersey

Hightstown REB, Inc.            New Jersey             Lobster Shantys
                                                         Pt. Pleasant Beach and
                                                         Hightstown, New Jersey


     (A) Incorporated by reference to exhibit filed with the Company's annual report on Form 10-KSB for the fiscal year ended January 31, 1999.

     (B) Incorporated by reference to exhibit filed with the Company's annual report on Form 10-KSB for the fiscal year ended January 30, 2000.

     (C)  Incorporated   by  reference  to  exhibit  filed  with  the  Company's
Registration Statement on Form SB-2 (File No. 33-66936).

     (D) Incorporated by reference to exhibit filed with the Company's annual report on Form 10-K for the fiscal year ended January 28, 1996.

     (E) Incorporated by reference to exhibit filed with Amendment No. 1 to the Company's current report on Form 8-K/A for April 1, 1999.

     (F) Incorporated by reference to exhibit filed with the Company's current report on Form 8-K for October 6, 2000.


     (b)  REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended January 28, 2001.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                                CHEFS INTERNATIONAL, INC.



                                            By       s/ ANTHONY C. PAPALIA
                                              ----------------------------------
                                              Anthony C. Papalia, President,
                                                Principal Executive, Financial
                                                and accounting officer


                                                Date: April     27       , 2001
                                                           --------------

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



By       s/ ROBERT M. LOBARDI                 By       s/ MICHAEL LOMBARDI
  -------------------------------               --------------------------------
  Robert M. Lombardi, Chairman                  Michael F. Lombardi,
     Of the Board of Directors                  Director


  Date: April     27       , 2001             Date: April     27       , 2001
             --------------                              --------------



By       ANTHONY LOMBARDI                     By        STEPHEN F. LOMBARDI
  -------------------------------               --------------------------------
  Anthony Lombardi, Director                    Stephen F. Lombardi,
                                                Director


  Date: April     27       , 2001             Date: April     27       , 2001
             --------------                              --------------



By       JOSEPH S. LOMBARDI
  -------------------------------
  Joseph S. Lombardi, Director


  Date: April     27       , 2001
             --------------

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                                FINANCIAL REPORT

                                JANUARY 28, 2001

                                    CONTENTS


--------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                                 F-1
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS:

   Consolidated Balance Sheet                                              F-2-3

   Consolidated Statements of Income                                         F-4

   Consolidated Statements of Stockholders' Equity                           F-5

   Consolidated Statements of Cash Flows                                     F-6

   Notes to Consolidated Financial Statements                             F-7-17

--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Chefs International, Inc. and Subsidiaries
Point Pleasant, New Jersey


We have audited the accompanying consolidated balance sheet of Chefs International, Inc. and subsidiaries as of January 28, 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Chefs International, Inc. as of and for the year ended January 30, 2000 were audited by Edward Isaacs & Company LLP, independent accountants, the majority of whose partners merged with McGladrey & Pullen, LLP on October 2, 2000. Edward Isaacs & Company LLP's report dated March 27, 2000 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chefs International, Inc. and subsidiaries as of January 28, 2001, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                          /S/ McGLADREY & PULLEN, LLP



New York, New York
March 27, 2001

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
JANUARY 28, 2001


ASSETS
--------------------------------------------------------------------------------

Current Assets:
    Cash and cash equivalents                                        $ 1,159,580
    Investments                                                          385,711
    Available-for-sale securities                                        978,652
    Miscellaneous receivables                                            109,492
    Inventories                                                        1,129,260
    Prepaid expenses                                                     176,187
                                                                     -----------

          TOTAL CURRENT ASSETS                                         3,938,882
                                                                     -----------

Property, Plant and Equipment, at cost                                20,045,070
    Less: Accumulated depreciation                                     8,182,351
                                                                     -----------

          PROPERTY, PLANT AND EQUIPMENT, NET                          11,862,719
                                                                     -----------

Other Assets:
    Investments                                                          301,000
    Goodwill - net                                                       454,462
    Liquor licenses - net                                                851,472
    Equity in life insurance policies                                    545,115
    Other                                                                 72,949
                                                                     -----------

          TOTAL OTHER ASSETS                                           2,224,998
                                                                     -----------

                                                                     $18,026,599
                                                                     ===========

See notes to consolidated financial statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

JANUARY 28, 2001


LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

Current Liabilities:
    Notes and mortgages payable                                     $   166,707
    Accounts payable                                                    582,276
    Accrued payroll                                                     186,687
    Accrued expenses                                                    477,825
    Gift certificates                                                   416,430
                                                                    -----------

          TOTAL CURRENT LIABILITIES                                   1,829,925
                                                                    -----------

Notes and Mortgages Payable                                             905,675
                                                                    -----------

Other Liabilities                                                       534,234
                                                                    -----------

Stockholders' Equity:
    Capital stock - common $.01 par value,
       Authorized 15,000,000 shares,
       Issued 4,257,085                                                  42,571
    Additional paid-in capital                                       32,138,798
    Accumulated deficit                                             (17,466,667)
    Accumulated other comprehensive income                               51,043
    Treasury stock                                                       (8,980)
                                                                    -----------

          TOTAL STOCKHOLDERS' EQUITY                                 14,756,765
                                                                    -----------

                                                                    $18,026,599
                                                                    ===========

See notes to consolidated financial statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JANUARY 28, 2001 AND JANUARY 30, 2000


                                                       2001            2000
--------------------------------------------------------------------------------

Sales                                              $ 20,156,890    $ 17,996,559

Cost of Goods Sold                                    6,487,675       5,830,757
                                                   ------------    ------------

     GROSS PROFIT                                    13,669,215      12,165,802
                                                   ------------    ------------

Operating Expenses:
  Payroll and related expenses                        6,016,792       5,302,533
  Other operating expenses                            4,142,225       3,541,566
  Depreciation and amortization                       1,104,254       1,013,416
  General and administrative expenses                 1,792,320       1,761,244
  (Gain) on disposal of assets                           (2,089)        (10,284)
                                                   ------------    ------------

     TOTAL OPERATING EXPENSES                        13,053,502      11,608,475
                                                   ------------    ------------

     INCOME FROM OPERATIONS                             615,713         557,327
                                                   ------------    ------------

Other Income (Expense):
  Interest expense                                     (105,958)       (140,552)
  Investment income                                     208,097         166,424
                                                   ------------    ------------

     OTHER INCOME, NET                                  102,139          25,872
                                                   ------------    ------------

     INCOME FROM CONTINUING OPERATIONS BEFORE
        INCOME TAXES                                    717,852         583,199

Provision for Income Taxes                               85,243          80,635
                                                   ------------    ------------

     Income from continuing operations                  632,609         502,564

Gain on Disposal of Discontinued
  Ice Cream Business                                    322,212              --
                                                   ------------    ------------

     NET INCOME                                    $    954,821    $    502,564
                                                   ============    ============

Income Per Common Share From
  Continuing Operations                            $       0.15    $       0.11
                                                   ============    ============

Basic Income Per Common Share                      $       0.22    $       0.11
                                                   ============    ============

See notes to consolidated financial statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JANUARY 28, 2001 AND JANUARY 30, 2000


------------------------------------------------------------------------------------------------------------------------------------
                                                                                            Accumulated
                                                    Capital     Additional                     Other                      Total
                                       Number        Stock        Paid-in     Accumulated  Comprehensive   Treasury    Stockholders'
                                      of Shares    Par Value      Capital       Deficit        Income       Stock         Equity
                                      ---------   -----------   -----------   ------------   -----------  -----------   -----------

Balance at January 31, 1999           4,488,369   $    44,884   $32,304,485   $(18,924,052)  $        --  $        --   $13,425,317

Comprehensive Income:
  Net income                                 --            --            --        502,564            --           --       502,564

Fractional shares conversion               (207)           (2)            2             --            --           --            --
                                      ---------   -----------   -----------   ------------   -----------  -----------   -----------

Balance at January 30, 2000           4,488,162        44,882    32,304,487    (18,421,488)           --           --    13,927,881
                                                                                                                        -----------

Comprehensive Income:
  Net income                                 --            --            --        954,821            --           --       954,821

  Net Unrealized Gains on
    available-for-sale securities            --            --            --             --        51,043           --        51,043
                                                                                                                        -----------

      TOTAL COMPREHENSIVE INCOME             --            --            --             --            --           --     1,005,864
                                                                                                                        -----------

Repurchase and Retirement of
  Common Stock                         (233,334)       (2,333)     (165,667)            --            --           --      (168,000)
                                                                                                                        -----------

Stock Repurchase Program                     --            --            --             --            --       (8,980)       (8,980)
                                                                                                                        -----------

Fractional Shares Conversion              2,257            22           (22)            --            --           --            --
                                      ---------   -----------   -----------   ------------   -----------  -----------   -----------

Balance at January 28, 2001           4,257,085   $    42,571   $32,138,798   $(17,466,667)  $    51,043  $    (8,980)  $14,756,765
                                      =========   ===========   ===========   ============   ===========  ===========   ===========


See notes to consolidated financial statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 28, 2001 AND JANUARY 30, 2000

                                                         2001          2000
--------------------------------------------------------------------------------

Cash Flows From Operating Activities:
  Net income                                          $   954,821   $   502,564
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                     1,104,254     1,013,416
      Gain on sale of assets                               (2,089)      (10,284)
      Gain on disposal of discontinued business          (322,212)           --
                                                      -----------   -----------

        CASH PROVIDED BY OPERATIONS                     1,734,774     1,505,696

      Increase (decrease) in cash attributable
        to changes in assets and liabilities:
          Miscellaneous receivables                       (46,455)        8,241
          Inventories                                    (165,126)       31,513
          Prepaid expenses                                (23,171)        4,456
          Accounts payable                                (16,826)      (58,261)
          Accrued expenses and other liabilities          268,082        77,551
          Income taxes payable                            (54,300)       34,600
                                                      -----------   -----------

        NET CASH PROVIDED BY OPERATING ACTIVITIES       1,696,978     1,603,796
                                                      -----------   -----------

Cash Flows (Used In) Investing Activities:
  Capital expenditures                                   (949,340)     (510,948)
  Liquor license purchase                                (357,873)           --
  Net proceeds from sale of assets                          2,089       149,497
  Sale or redemption of investments                       459,500       481,400
  Purchase of investments                                (947,920)     (708,300)
  Due on sale of discontinued operations - payments       570,330        66,386
  Equity in life insurance policies                       (39,511)       (8,529)
  Other assets                                            (41,853)      (44,662)
                                                      -----------   -----------

        NET CASH (USED IN) INVESTING ACTIVITIES        (1,304,578)     (575,156)
                                                      -----------   -----------

Cash Flows (Used In) Financing Activities:
  Repayment of debt                                      (370,087)     (586,343)
  Purchase of common stock                               (168,000)           --
  Purchase of treasury stock                               (8,980)           --
                                                      -----------   -----------

        NET CASH (USED IN) FINANCING ACTIVITIES          (547,067)     (586,343)
                                                      -----------   -----------

        NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS                           (154,667)      442,297

Cash and Cash Equivalents:
  Beginning                                             1,314,247       871,950
                                                      -----------   -----------

  Ending                                              $ 1,159,580   $ 1,314,247
                                                      ===========   ===========

Supplemental Disclosure of Cash Flow Information:
  Cash payment for:
    Interest                                          $   107,522   $   144,164
                                                      ===========   ===========

    Income taxes                                      $   136,826   $    46,166
                                                      ===========   ===========

Noncash Transactions:
  Increase in fair value of securities
    available for sale                                $    51,043   $        --
                                                      ===========   ===========

See notes to consolidated financial statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business:

     Chefs International, Inc. and its subsidiaries (the "Company") operate seven seafood restaurants, located in New Jersey and Florida, generally under the trade name, "Lobster Shanty". The Company also operates Garcia's, a franchised Mexican restaurant, and Moore's Tavern and Restaurant, an eclectic American restaurant. Garcia's and Moore's Tavern are both located in New Jersey. Segment information is not presented since all of the Company's revenue is attributable to a single reportable segment.

     Principles of Consolidation:

     The accompanying  consolidated financial statements include the accounts of
     the  Company  and  all  of  its  wholly-owned  subsidiaries.   Intercompany
     transactions and balances have been eliminated in consolidation.

     Concentrations of Credit Risk:

     The Company maintains cash balances at several financial institutions in New Jersey and Florida. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 at each financial institution. Uninsured cash balances totaled approximately $973,000.

     Cash and Cash Equivalents:

     Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.

     Investments:

     Investments consist of certificates of deposit and are classified as current or long-term based on their maturities at the balance sheet date.

     Available-for-Sale Securities:

     At January 28, 2001, available-for-sale securities consist of convertible bonds, mutual funds, and equity securities. Available-for-sale securities are carried at fair value with unrealized gains or losses reported in a separate component of stockholders' equity. Realized gains or losses are determined based on the specific identification method.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES (Continued)

     Available-for-Sale Securities (Continued):

     Details as to available-for-sale securities at January 28, 2001 are as follows:

                                                                   Unrealized
                                   Gross Cost      Fair Value         Gain
                                   ----------      ----------      ----------

     Debt securities                $ 17,250        $ 23,250        $ 6,000
     Mutual funds                    574,013         577,792          3,779
     Equity securities               336,346         377,610         41,264
                                    --------        --------        -------

                                    $927,609        $978,652        $51,043
                                    ========        ========        =======



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

     Impairment:

     Certain long-term assets of the Company, including goodwill, liquor licenses and property, plant and equipment, are reviewed on a restaurant by restaurant basis at least annually as to whether their carrying value has become impaired. This evaluation is done by comparing the carrying value of the asset to the value of the projected undiscounted 10 year estimate of net cash flow from related operations. Impairment, if any, is measured by the amount that the carrying value of the asset exceeds the fair value usually measured by projected undiscounted net cash flow.

     Management also re-evaluates annually the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of January 28, 2001, management expects these assets to be fully recoverable.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES (Continued)

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

     Advertising:

     The Company expenses advertising costs as incurred. Advertising costs for fiscal 2001 and 2000 were $500,932 and $494,002, respectively.

2.   ACQUISITION

     On February 23, 2000, the Company acquired for approximately $634,000 the furniture, fixtures, equipment and a liquor license associated with the operations of Moore's Inn, a restaurant and tavern, owned by the principal stockholders of the Company. The assets have been recorded at the principal stockholders carryover basis. Additionally, the Company entered into a five-year lease for the restaurant property with a partnership owned by the principal shareholders of the Company.

3.   INVENTORIES

     Inventories consist of the following:

          Food                                              $  597,161
          Beverages                                            127,820
          Supplies                                             404,279
                                                            ----------

               Totals                                       $1,129,260
                                                            ==========

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

          Land                                                  $ 3,262,159
          Buildings and improvements, including leaseholds       14,537,709
          Furniture and equipment                                 2,038,919
          Construction in progress                                  103,448
          China, glassware and utensils (a)                         102,835
                                                                -----------

                                                                $20,045,070
                                                                ===========

     (a)  Carried  at  original  cost  for  each  restaurant.   All  replacement
          purchases are charged to expense as incurred.

     Depreciation expense was $1,050,495 and $968,423 for fiscal 2001 and 2000, respectively.

5.   INTANGIBLE ASSETS

     Intangible assets consist of:

                                                              Liquor
                                              Goodwill       Licenses
                                              --------      ----------

          Cost                                $949,820      $1,195,180
          Less: Accumulated amortization       495,358         343,708
                                              --------      ----------

                                              $454,462      $  851,472
                                              ========      ==========

     Amortization expense was $53,759 and $44,993 for fiscal 2001 and 2000, respectively.

6.   NOTES AND MORTGAGES PAYABLE

     Mortgage payable in monthly installments of $8,319,
     inclusive of interest at 7.82%, through November 2008,
     collateralized by real estate located in Vero Beach, Florida     $  810,516

     Mortgage payable in various monthly installments to amortize the mortgage at the rate of $105,000 annually, through
     December 2002 with interest at 9.25%, collateralized by real
     estate located in Toms River, New Jersey                            204,000

     Mortgage payable in monthly installments of $2,067 through
     May 2003, plus interest at LIBOR plus 2.25%, collateralized
     by real estate located in Toms River, New Jersey                     57,866
                                                                      ----------

                                                                       1,072,382
     Less: Current maturities                                            166,707
                                                                      ----------

                                                                      $  905,675
                                                                      ==========

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6.   NOTES AND MORTGAGES PAYABLE (Continued)

     Annual maturities for fiscal years 2003 through 2006 are $163,746, $51,492, $46,346 and $50,770, respectively.

     At January 28, 2001, the Company has a $500,000 line of credit which is collateralized by real estate located in Point Pleasant Beach, New Jersey. The line is due June 30, 2002 and bears interest at LIBOR plus 2.00%. At January 28, 2001, there were no amounts used under the line of credit.

     At January 28, 2001, LIBOR was 5.90%.

     All of the Company's mortgages and loans are with the same financial institution. The loan covenant governing the borrowings includes, among other items, requirements relating to tangible net worth, capital expenditures, working capital components and restrictions on dividends.

7.   INVESTMENT INCOME

     The components of investment income are summarized as follows:


                                                        2001         2000
                                                      --------     --------

     Interest income                                  $160,624     $166,424
     Dividends                                          45,214           --
     Realized gain on sales of investments               2,259           --
                                                      --------     --------

                                                      $208,097     $166,424
                                                      ========     ========

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

     Additionally, the Company has an agreement with a former director/employee which provides for the payment of $20,000 per year through 2007. The discounted present value of this agreement is included in other long-term liabilities. The amount has been partially insured with a life insurance contract owned by the Company.

     The Company's expense for these plans was $42,840 and $44,638, for fiscal 2001 and 2000, respectively.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.   EXECUTIVE INCENTIVE BONUS PLAN

     In Fiscal 2001, the Board of Directors approved an executive incentive bonus plan which provides eligible employees an annual cash bonus if the Company achieves certain financial goals. The charge to operations applicable to the incentive plan for fiscal 2001 was $79,910.

10.  TRANSACTIONS WITH RELATED PARTIES

     In December 1999, the Company entered into an agreement with a company controlled by the principal shareholders of the Company. The agreement called for the Company to provide consulting to the officers and employees of the company concerning all matters relating to the operation of a restaurant and tavern known as Moore's Inn. The agreement provided for the Company to receive fees of $1,800 per week. Consulting income for fiscal 2001 and 2000, pursuant to this agreement, was $6,093 and $7,200, respectively. The agreement terminated on February 23, 2000, when the Company acquired the assets of Moore's Inn (see Note 2).

     Upon acquiring the assets of Moore's Inn the Company entered into a five-year lease for the restaurant property with a partnership owned by the principal shareholders of the Company. The lease requires minimum annual rentals of $90,000, plus percentage rent of 6% of sales exceeding $1.5 million. The lease contains three five-year renewal options.

     Rent expense paid pursuant to this lease for fiscal 2001 was $114,497, which included percentage rent of $30,187.

     The Company has a retirement agreement with a former director/employee (see
     Note 8).

11.  COMMITMENTS AND CONTINGENCIES

     Leases:

     The Company leases restaurants, parking lots and equipment under operating leases expiring at various times through the year 2009.

     Minimum future rental payments under noncancelable operating leases as of January 21, 2001, are as follows:

                         2002                   $  228,529
                         2003                      235,888
                         2004                      216,577
                         2005                      217,647
                         2006                      134,477
                     Thereafter                    264,719
                                                ----------

                                                $1,297,837
                                                ==========

     Total rent expense, including rent paid to related parties, was $296,926 and $203,490, for fiscal 2001 and 2000, respectively.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11.  COMMITMENTS AND CONTINGENCIES (Continued)

     Employment Agreements:

     The Company has employment agreements terminating March 2001 with two employees for annual amounts ranging from $95,200 to $164,100. The agreements are renewed annually. These agreements provide for lump sum payments in the event of the termination of the employees without cause or a change in control of the Company, as defined, for a portion of the unexpired term of the contracts.

     Stock Repurchase Plan:

     On May 24, 2000 the Board of Directors authorized the Company to repurchase over a two-year period up to 400,000 shares of its outstanding stock at market price. At January 28, 2001 the Company had repurchased 10,275 shares for $8,980.

12.  GAIN ON DISPOSAL OF DISCONTINUED ICE CREAM BUSINESS

     On February 20, 1997, the Company sold 95% of the common stock of Mister Cookie Face ("MCF"), its ice cream production segment, to a former director for an aggregate purchase price of $1,600,000, consisting of a $500,000 cash payment and three notes totaling $1,100,000. The first note for $100,000 was due on or before March 24, 1997, the second note for $500,000, was due in installments through July 1, 2000, and the third note for $500,000 was due on or before February 20, 2004, with mandatory prepayments based on MCF's cash flow. Based on the estimated present value of the payments, management recorded a valuation allowance of $601,050 against the second and third notes. The 5% of MCF common stock retained by the Company was valued at $35,000.

     On June 30, 2000, the Company sold both Notes B and C and its 5% holding of MCF common stock to MCF for a cash payment of $367,163 and the return of 233,334 shares of the Company's common stock owned by the president of MCF. These shares were subsequently cancelled by the Company. The Company has recognized a gain from discontinued operations of approximately $322,000 in its financial statements for the year ended January 28, 2001, which represents partial recoveries of the valuation allowance previously provided for against Notes B and C.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

12.  GAIN ON DISPOSAL OF DISCONTINUED ICE CREAM BUSINESS (Continued)

     Cash received for Notes B and C prior to June 30, 2000 were applied to principal and interest based on the discounted note payment schedules, which resulted in an additional $5,848 and $26,548 of interest income being recognized in fiscal 2001 and 2000, respectively, and was applied as follows:

                                                     2001           2000
                                                  ----------     ----------

     Interest income                              $   44,698     $   63,613
                                                  ==========     ==========

     Average recorded investment in loans         $   93,565     $  243,970
                                                  ==========     ==========

     Cash basis interest income                   $   46,667     $   65,559
                                                  ==========     ==========

     Valuation allowance                          $       --     $  534,502
                                                  ==========     ==========

13.  EARNINGS PER SHARE

     The weighted average number of shares outstanding used to compute basic earnings per share for fiscal 2001 and 2000 was 4,350,799 and 4,488,162, respectively.

14.  STOCK OPTIONS

     Under its 1982 Incentive Stock Option Plan, the Company was permitted to grant key executives stock options through June 1992. Under the plan, an aggregate of 55,556 shares of common stock were reserved for issuance. Options vested immediately and were exercisable over a period of five or ten years. On November 1999, 36,559 options outstanding under this plan expired.

     In October 1994 and 1995, the Company's stockholders approved grants of 216,667 and 300,000 non-qualified options to directors of the Company. The exercise prices for the 1994 and 1995 grants were $3.75 and $3.00, respectively. The options granted in both years vested immediately and were exercisable over five years. During fiscal 2000, 162,501 options expired and 50,000 options were canceled.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

14.  STOCK OPTIONS (Continued)

         Summary of stock option activity is as follows:

                                                                  2000
                                                         ----------------------
                                                                       Weighted
                                                                       Average
                                                                       Exercise
                                                          Shares         Price
                                                         --------      --------

     Outstanding - beginning of year                      249,060      $   3.19
     Canceled during the year                             (50,000)        (3.00)
     Expired during the year                             (199,060)        (3.24)
                                                         --------      --------

         Outstanding - end of year                             --      $     --
                                                         ========      ========

         Exercisable - end of year                             --      $     --
                                                         ========      ========


15.  INCOME TAXES

     The significant components of deferred tax assets and liabilities as of January 28, 2001 are as follows:

     Deferred Tax Assets:
       Tax loss carryforwards                                    $2,818,000
       Capital loss carryforwards                                   192,000
       Other                                                         60,000
                                                                 ----------

         Totals                                                   3,070,000
                                                                 ----------

     Deferred Tax Liabilities:
       Depreciation                                                  89,000
       Other                                                          9,000
                                                                 ----------

         Totals                                                      98,000
                                                                 ----------

         Net Deferred Tax Assets                                  2,972,000
         Less: Valuation allowance                                2,972,000
                                                                 ----------

                                                                 $       --
                                                                 ==========

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

15.  INCOME TAXES (Continued)

     As of January 28, 2001, the valuation allowance reduces the net deferred tax asset to zero. The net change in the valuation allowance was a $169,000 reduction for fiscal year 2001. The change in fiscal 2001 was primarily due to the utilization and expiration of tax loss carryfowards.

     The Company used approximately $1,030,000 and $984,000 of operating loss carryforwards in fiscal 2001 and 2000, respectively. The tax effect was as follows:

                                                  2001             2000
                                                ---------        ---------

     Federal:
       Income tax expense                       $ 356,000        $ 335,000
       Operating loss carryforward               (337,000)        (323,000)
                                                ---------        ---------

          Total                                 $  19,000        $  12,000
                                                =========        =========

     State:
       Income tax expense                       $  87,243        $  78,235
       Operating loss carryforward                (21,000)          (9,600)
                                                ---------        ---------

          Total                                 $  66,243        $  68,635
                                                =========        =========

     The Company has available at January 28, 2001, operating loss carryforwards as follows:

          Year of Expiration
          ------------------

                 2002                                          $ 1,509,463
                 2003                                            2,072,345
                 2004                                            2,942,316
                 2005                                              472,062
                 2006                                              220,595
                 2007                                              215,047
                 2008                                              196,704
                 2009                                              155,075
                 2010                                              103,553
                 2011                                              144,559
                 2012                                               88,405
                                                               ------------

                  Total                                        $ 8,120,124
                                                               ============

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

15.  INCOME TAXES (Continued)

     The difference between the tax provision at the statutory Federal income tax rate and the tax provision attributable to income from continuing operations before income tax for the years ended January 28, 2001 and January 30, 2000 are as follows:

                                                     2001           2000
                                                    ------         ------

     Federal statutory rate                           34.0%          34.0%
     State taxes net of Federal benefit                5.0            5.0
     Valuation allowance change                       23.5           31.8
     Operating loss carryforwards                    (50.7)         (57.0)
                                                    ------         ------

         Effective Rate                               11.8%          13.8%
                                                    ======         ======


16.  52-53 WEEK PERIOD

     The Company's year end is the last Sunday in January. The statements of operations are comprised of a 52-week period both for fiscal 2001 and 2000.