Form 10QSB
period 2001-04-29
CHEFS INTERNATIONAL INC
filed 2001-06-13
CIK 201424

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended APRIL 29, 2001

                                       OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

       For the transition period from _________________ to _______________

                          Commission file number 0-8513

                            CHEFS INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                        22-2058515
---------------------------------              ---------------------------------
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

           CLASS                              OUTSTANDING SHARES AT MAY 18, 2001
-----------------------------                 ----------------------------------
Common Stock, $.01 par value                             4,245,469

                            CHEFS INTERNATIONAL, INC.

                                    I N D E X



PART I    FINANCIAL INFORMATION                                        PAGE NO.
          ---------------------                                        --------

          ITEM 1.  Consolidated Financial Statements

          Consolidated Balance Sheets -                                  1 - 2
          April 29, 2001 and January 28, 2001

          Consolidated Statements of Operations -                          3
          Three Months Ended April 29, 2001 and
          April 30, 2000

          Consolidated Statements of Cash Flows -                          4
          Three Months Ended April 29, 2001 and
          April 30, 2000

          Notes to Consolidated Financial Statements                     5 - 6

          ITEM 2.  Management's Discussion and Analysis                   7-9
          of Financial Condition and Results of Operations

PART II   OTHER INFORMATION                                                10
          -----------------

                         PART I - FINANCIAL INFORMATION

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                              APRIL 29, 2001    JANUARY 28, 2001
                                              --------------    ----------------
                                               (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents                $ 1,317,596        $ 1,159,580
      Investments                                  425,839            385,711
      Available-for-sale securities              1,201,464            978,652
      Miscellaneous receivables                     61,591            109,492
      Inventories                                1,065,913          1,129,260
      Prepaid expenses                             308,558            176,187
                                               -----------        -----------

      TOTAL CURRENT ASSETS                       4,380,961          3,938,882
                                               -----------        -----------

PROPERTY, PLANT AND EQUIPMENT, at cost          20,327,415         20,045,070

      Less: Accumulated depreciation             8,444,924          8,182,351
                                               -----------        -----------

      PROPERTY, PLANT AND EQUIPMENT, net        11,882,491         11,862,719
                                               -----------        -----------


OTHER ASSETS:
      Investments                                  151,000            301,000
      Goodwill - net                               448,447            454,462
      Liquor licenses - net                        844,051            851,472
      Equity in life insurance policies            545,115            545,115
      Other                                         29,096             72,949
                                               -----------        -----------

      TOTAL OTHER ASSETS                         2,017,709          2,224,998
                                               -----------        -----------

                                               $18,281,161        $18,026,599
                                               ===========        ===========



The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                      APRIL 29, 2001   JANUARY 28, 2001
                                                      --------------   ----------------
                                                        (Unaudited)
CURRENT LIABILITIES:
      Notes and mortgages payable                       $   167,600       $   166,707
      Accounts payable                                      769,650           582,276
      Accrued payroll                                       145,593           186,687
      Accrued expenses                                      595,209           477,825
      Income taxes payable                                   13,636                --
      Gift certificates                                     308,810           416,430
                                                        -----------       -----------

               TOTAL CURRENT LIABILITIES                  2,000,498         1,829,925
                                                        -----------       -----------

NOTES AND MORTGAGES PAYABLE                                 871,409           905,675
                                                        -----------       -----------

OTHER LIABILITIES                                           532,861           534,234
                                                        -----------       -----------

STOCKHOLDERS' EQUITY:
      Capital stock - common $.01 par value,
         Authorized 15,000,000 shares,
         Issued 4,245,469 and 4,257,085 respectively         42,455            42,571
      Additional paid-in capital                         32,129,023        32,138,798
      Accumulated deficit                               (17,338,129)      (17,466,667)
      Accumulated other comprehensive income                 48,435            51,043
      Treasury stock                                         (5,391)           (8,980)
                                                        -----------       -----------

               TOTAL STOCKHOLDERS' EQUITY                14,876,393        14,756,765
                                                        -----------       -----------

                                                        $18,281,161       $18,026,599
                                                        ===========       ===========


The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

        THREE MONTHS ENDED APRIL 29, 2001 AND APRIL 30, 2000 (Unaudited)


                                                     2001             2000
                                                     ----             ----

SALES                                            $ 5,118,623       $ 4,891,354

COST OF GOODS SOLD                                 1,637,515         1,574,153
                                                 -----------       -----------

          GROSS PROFIT                             3,481,108         3,317,201
                                                 -----------       -----------

OPERATING EXPENSES:
     Payroll and related expenses                  1,563,026         1,457,868
     Other operating expenses                      1,074,981         1,010,096
     Depreciation and amortization                   278,161           270,406
     General and administrative expenses             436,377           438,484
                                                 -----------       -----------

          TOTAL OPERATING EXPENSES                 3,352,545         3,176,854
                                                 -----------       -----------

          INCOME FROM OPERATIONS                     128,563           140,347
                                                 -----------       -----------

OTHER INCOME (EXPENSE):
     Interest expense                                (21,980)          (29,631)
     Investment income                                41,955            47,269
                                                 -----------       -----------

          OTHER INCOME, NET                           19,975            17,638
                                                 -----------       -----------

          INCOME BEFORE INCOME TAXES                 148,538           157,985

PROVISION FOR INCOME TAXES                            20,000            21,000
                                                 -----------       -----------

          NET INCOME                             $   128,538       $   136,985
                                                 ===========       ===========

BASIC INCOME PER COMMON SHARE                    $       .03       $       .03
                                                 ===========       ===========

Number of shares outstanding                       4,245,469         4,488,162


The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

        THREE MONTHS ENDED APRIL 29, 2001 AND APRIL 30, 2000 (Unaudited)

                                                                                2001              2000
                                                                                ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                             $   128,538        $   136,985
     Adjustments to reconcile net income to net
          cash provided by operating activities:
                Depreciation and amortization                                   278,161            270,406
                                                                            -----------        -----------

          CASH PROVIDED BY OPERATIONS                                           406,699            407,391
                                                                            -----------        -----------

                Increase (decrease) in cash attributable to changes
                     in assets changes in assets and liabilities:
                           Miscellaneous receivables                             47,901             (6,542)
                           Inventories                                           63,347            (17,914)
                           Prepaid expenses                                    (132,371)           (98,197)
                           Accounts payable                                     187,374            141,991
                           Accrued expenses and other liabilities               (32,703)           105,384
                           Income taxes payable                                  13,636             11,000
                                                                            -----------        -----------


          NET CASH PROVIDED BY OPERATING ACTIVITIES                             553,883            543,113
                                                                            -----------        -----------


CASH FLOWS (USED IN) INVESTING ACTIVITIES:
     Capital expenditures                                                      (284,497)          (470,159)
     Liquor license purchase                                                         --           (357,873)
     Sale or redemption of investments                                          121,250            200,000
     Purchase of investments                                                   (236,798)          (217,700)
     Due on sale of discontinued operations - payments                               --             18,902
     Other assets                                                                43,853            (31,873)
                                                                            -----------        -----------

          NET CASH (USED IN) INVESTING ACTIVITIES                              (356,192)          (858,703)
                                                                            -----------        -----------

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
     Repayment of debt                                                          (33,373)           (60,039)
     Purchase of treasury stock                                                  (6,302)                --
                                                                            -----------        -----------

          NET CASH (USED IN) FINANCING ACTIVITIES                               (39,675)           (60,039)
                                                                            -----------        -----------

          NET INCREASE (DECREASE)  IN CASH AND
                CASH EQUIVALENTS                                                158,016           (375,629)

CASH AND CASH EQUIVALENTS:
                Beginning                                                     1,159,580          1,314,247
                                                                            -----------        -----------
                Ending                                                      $ 1,317,596        $   938,618
                                                                            ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash payment for:
          Interest                                                          $    21,954        $    21,717
                                                                            ===========        ===========
          Income taxes                                                      $     3,500        $    10,000
                                                                            ===========        ===========

Noncash Transactions:
     (Decrease) in fair value of securities available for sale              $    (2,608)       $        --
                                                                            ===========        ===========

The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 1: BASIS OF PRESENTATION

The accompanying financial statements have been prepared by Chefs International, Inc. (the "Company") and are unaudited. In the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements pursuant to the rules and regulations of the SEC. The consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 28, 2001 and notes thereto included in the Company's Annual Report on Form 10-KSB filed with the SEC. The results of operations and the cash flows for the three month period ended April 29, 2001 presented in the consolidated financial statements are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

NOTE 2: EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period.

NOTE 3: INVENTORIES

Inventories consist of the following:     APRIL 29, 2001       JANUARY 28, 2001
                                          --------------       ----------------
       Food                                $    509,006          $   597,161
       Beverages                                142,422              127,820
       Supplies                                 414,485              404,279
                                           ------------          -----------
                                           $  1,065,913          $ 1,129,260
                                           ============          ===========

NOTE 4: INCOME TAXES

At April 29, 2001, the Company had net deferred tax assets of approximately $2,890,000 arising principally from net operating loss carryforwards. However, due to the uncertainty that the Company will generate sufficient income in the future to fully or partially utilize these carryforwards, an allowance of $2,890,000 has been established to offset these assets.

NOTE 5: DUE ON SALE OF DISCONTINUED OPERATIONS FROM RELATED PARTY

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

At the May 24, 2000 Board of Director's meeting, the Board authorized management to negotiate and execute a settlement and satisfaction of the debt owed by MCF to the Company.

On June 30, 2000, the Company sold both Notes B and C and its 5% holding of MCF capital stock to MCF for a cash payment of $379,836 and the return of 233,334 shares of the Company's common stock owned by the president of MCF. The Company subsequently canceled these shares. The Company recognized a gain from discontinued operations of approximately $322,000 in its financial statements for the quarter ended July 30, 2000. The gain represented partial recoveries of the valuation allowance provided for against Notes B and C when MCF was sold in 1997.

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

Generally, the Company's New Jersey seafood restaurants derive a significant portion of their sales from May through September. The Company's Florida seafood restaurants derive a significant portion of their sales from January through April. The Company's Garcia's restaurant derives a significant portion of its sales during the holiday season from Thanksgiving through Christmas. During the first year of operation, Moore's experienced a seasonality factor similar to but not as dramatic as the seasonality factor of the New Jersey seafood restaurants.

The Company operated nine restaurants including Moore's, during the three months ended April 30, 2000.

RESULTS OF OPERATIONS

SALES

     Sales for the three months ended April 29, 2001 ("fiscal 2002") were $5,118,600, an increase of $227,200 or 4.6 %, as compared to $4,891,400 for the three months ended April 30, 2000 ("fiscal 2001"). The increase includes an increase of $100,000 or 11% in sales at the Vero Beach, Florida restaurant due to the completion of a municipal park adjacent to the restaurant and an increase in sales of $179,200 or 52% at Moore's primarily because Moore's operated for the entire thirteen weeks of the first quarter this year as compared to only ten weeks for last year's first quarter. The other seven restaurants combined had lower sales of approximately $52,000 primarily due to the poor March weather in New Jersey. The number of customers served increased by 1.7% during the first quarter this year, while the average check paid per customer increased by 2.9%.

GROSS PROFIT; GROSS MARGIN

     Gross profit was $3,481,100 or 68% of sales for the three months ended April 29, 2001 compared to $3,317,200 or 67.8% of sales for the quarter ended April 30, 2000. This year's improvement was primarily attributable to improvement in the gross profit % at Moore's versus last year. The other eight restaurants combined had a slightly higher gross profit margin percent during this year's first quarter. In an effort to further improve gross margins, new menus were inserted in May 2001 into the New Jersey restaurants which included some price increases and lower cost menu items. Additionally, management secured favorable pricing on bulk shrimp purchases for fiscal 2002 which should improve gross profit margins in the seafood restaurants this summer.

OPERATING EXPENSES

     Total operating expenses increased by 5.5% from $3,176,900 for the first quarter of fiscal 2001 to $3,352,500 for the first three months of fiscal 2002. Payroll and related expenses for this year's first quarter were 30.5% of sales versus 29.8% for the corresponding quarter of the previous year. The combination of salary increases due primarily to the tight labor market and higher health insurance costs account for the increase. Other operating expenses were 21% of sales this year versus 20.7% of sales for last year's first quarter. The primary causes of the higher percentage cost this year were increases in utility costs, specifically dramatic increases in natural gas costs, and increased occupancy costs due to higher rent expenses and an increase in property insurance costs related to the tightening of the property insurance market. Depreciation and amortization expenses increased by approximately $7,800 over the corresponding quarter due to the depreciation expenses associated with capital expenditures incurred during fiscal 2001 and the first quarter this year. General and administrative expenses were approximately $2,000 less than last year.

OTHER INCOME AND EXPENSE

     Interest expense decreased by $7,700 for the three months ended April 29, 2001 as compared to last year's first quarter due to debt reduction. Investment income was approximately $5,300 less than last year primarily because last year's investment income included approximately $21,000 in interest income associated with notes receivable from the February 1997 sale of discontinued operations (see note 5).

NET INCOME

     Net Income was $128,500 or $.03 per share for the first quarter ended April 29, 2001 as compared to $137,000 or $.03 per share for the comparable period last year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations primarily from revenues derived from its restaurants.

     The Company's ratio of current assets to current liabilities was 2.19:1 at April 29, 2001 compared to 2.15:1 at the year ended January 28, 2001. Working capital was $2,380,500 at the end of the first quarter versus $2,109,000 at the year-end, an increase of $271,500. For the quarter net cash increased by $158,000. The primary components of this year's first quarter cash flow were net income of $148,500, an increase in prepaid expenses of $132,400 due to increased insurance premium costs, an increase of $187,400 in accounts payable due to higher sales, capital expenditures of $284,500 for restaurant improvements and company vehicles and investment purchases of $236,800 for available-for-sale securities consisting of convertible bonds, mutual funds and equity securities. Additionally, approximately $6,300 was paid by the Company to repurchase 6,841 shares of the Company's outstanding stock pursuant to a Stock Repurchase Plan ("Stock Plan") authorized by the Company's Board of Directors in May, 2000. During the first quarter ended April 29, 2001, the Company canceled a total of 11,250 of the repurchased shares, including repurchases incurred during fiscal 2001.

During the corresponding three month period in fiscal 2001, working capital decreased by $348,100 and net cash decreased by $375,600. The primary components of last year's quarterly cash flow were net income of $137,000, capital expenditures of $828,000, including approximately $636,400 for the purchase of a liquor license and furniture, fixtures and equipment for Moore's, and debt repayment of $60,000.

Subsequent to the quarter ended April 29, 2001 through May 30, 2001, the Company purchased an additional 1,475 shares of Chefs' Common Stock pursuant to the Stock Plan.

     Management believes that funds from operations and the Company's $500,000 bank line of credit will be sufficient to meet obligations for the balance of fiscal 2002, including planned capital expenditures of approximately $295,000 in addition to those incurred during the first quarter and any additional common stock repurchases.

INFLATION

     It is not possible for the Company to predict with any accuracy the effect of inflation upon the results of its operations in future years. The price of food is extremely volatile and projections as to its performance in the future vary and are dependent upon a complex set of factors. There is a proposal before Congress to raise the minimum wage by $1.00 to $6.15 per hour. However, management believes that the increase would have a minimal impact on payroll costs because the proposed increase would not change the cash wage of the Company's tipped employees and a majority of the non-tipped employees already receive in excess of $6.15 per hour


                                            CHEFS INTERNATIONAL, INC.

                           PART II OTHER INFORMATION
                                      None.




                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEFS INTERNATIONAL, INC.



/s/ ANTHONY C. PAPALIA
------------------------
ANTHONY C. PAPALIA
Principal Executive and Financial Officer



DATED: JUNE 13, 2001