Form 10QSB
period 2001-07-29
CHEFS INTERNATIONAL INC
filed 2001-09-12
CIK 201424

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (Mark One)
    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JULY 29, 2001

                                       OR

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

       For the transition period from _________________ to _______________

                          Commission file number 0-8513
                                                 ------

                            CHEFS INTERNATIONAL, INC.
    ------------------------------------------------------------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days. Yes _X_ . No___.


         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                          Outstanding Shares At August 3 , 2001
-----------------------------              -------------------------------------
Common Stock, $.01 par value                             4,230,537

                            CHEFS INTERNATIONAL, INC.

                                    I N D E X




PART I      FINANCIAL INFORMATION                                     PAGE NO.
            ---------------------                                     --------

            ITEM 1.  Consolidated Financial Statements

            Consolidated Balance Sheets -                               1 - 2
            July 29, 2001 and January 28, 2001

            Consolidated Statements of Operations -                       3
            Six and Three Months Ended July 29, 2001 and
            July 30, 2000

            Consolidated Statements of Cash Flows -                       4
            Six Months Ended July 29, 2001 and
            July 30, 2000

            Notes to Consolidated Financial Statements                  5 - 6

            ITEM 2.  Management's Discussion and Analysis              7 - 10
            of Financial Condition and Results of Operations


PART II     OTHER INFORMATION

                         PART I - FINANCIAL INFORMATION

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                           July 29, 2001        January 28, 2001
                                           -------------        ----------------
                                            (Unaudited)

CURRENT ASSETS:
     Cash and cash equivalents               $ 1,741,957          $   1,159,580
     Investments                                 431,210                385,711
     Available-for-sale securities             1,514,892                978,652
     Miscellaneous receivables                   105,657                109,492
     Inventories                               1,198,463              1,129,260
     Prepaid expenses                            203,543                176,187
                                            ------------           ------------

     TOTAL CURRENT ASSETS                      5,195,722              3,938,882
                                             -----------            -----------

PROPERTY, PLANT AND EQUIPMENT, at cost        20,560,677             20,045,070

     Less: Accumulated depreciation            8,705,604              8,182,351
                                             -----------            -----------

     PROPERTY, PLANT AND EQUIPMENT, net       11,855,073             11,862,719
                                              ----------             ----------


OTHER ASSETS:
     Investments                                 151,000                301,000
     Goodwill - net                              442,432                454,462
     Liquor licenses - net                       836,630                851,472
     Equity in life insurance policies           545,115                545,115
     Other                                        34,095                 72,949
                                              ----------             ----------

     TOTAL OTHER ASSETS                        2,009,272              2,224,998
                                              ----------             ----------

TOTAL ASSETS                                  $19,060,067           $18,026,599
                                              ===========           ===========


The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                         JULY 29, 2001          JANUARY 28, 2001
                                                         -------------          ----------------
                                                          (Unaudited)
CURRENT LIABILITIES:
     Notes and mortgages payable                           $   168,345              $   166,707
     Accounts payable                                          808,151                  582,276
     Accrued payroll                                           168,138                  186,687
     Accrued expenses                                          736,918                  477,825
     Income taxes payable                                       54,386                      ---
     Gift certificates                                         272,852                  416,430
                                                           -----------              -----------

               TOTAL CURRENT LIABILITIES                     2,208,790                1,829,925
                                                           -----------              -----------

NOTES AND MORTGAGES PAYABLE                                    810,285                  905,675
                                                           -----------              -----------

OTHER LIABILITIES                                              527,477                  534,234
                                                           -----------              -----------

STOCKHOLDERS' EQUITY:
     Capital stock - common $.01 par value,
          Authorized 15,000,000 shares,
          Issued 4,232,087 and 4,257,085 respectively           42,321                   42,571
     Additional paid-in capital                             32,116,760               32,138,798
     Accumulated deficit                                   (16,713,335)             (17,466,667)
     Accumulated other comprehensive income                     69,254                   51,043
     Treasury stock                                             (1,485)                  (8,980)
                                                           -----------              -----------

               TOTAL STOCKHOLDERS' EQUITY                   15,513,515               14,756,765
                                                           -----------              -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $19,060,067              $18,026,599
                                                           ===========              ===========


The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         SIX MONTHS ENDED                           THREE MONTHS ENDED
                                                         ----------------                           ------------------
                                                 JULY 29, 2001       JULY 30, 2000            JULY 29, 2001      JULY 30, 2000
                                                 -------------       -------------            -------------      -------------
SALES                                           $   11,510,381     $    11,042,488            $    6,391,758    $    6,151,134

COST OF GOODS SOLD                                   3,642,714           3,559,678                 2,005,199         1,985,525
                                                --------------     ---------------            --------------    --------------

           GROSS PROFIT                              7,867,667           7,482,810                 4,386,559         4,165,609
                                                --------------     ---------------            --------------    --------------

OPERATING EXPENSES:
    Payroll and related expenses                     3,327,039           3,175,562                 1,764,013         1,717,694
    Other operating expenses                         2,272,685           2,153,852                 1,197,704         1,143,756
    Depreciation and amortization                      552,277             547,116                   274,116           276,710
    General and administrative expenses                915,768             882,519                   479,391           444,035
                                                --------------     ---------------            --------------    --------------

           TOTAL OPERATING EXPENSES                  7,067,769           6,759,049                 3,715,224         3,582,195
                                                --------------     ---------------            --------------    --------------

           INCOME FROM OPERATIONS                      799,898             723,761                   671,335           583,414
                                                --------------     ---------------            --------------    --------------

OTHER INCOME (EXPENSE):
    Interest expense                                   (42,262)            (57,270)                  (20,282)          (27,639)
    Interest income                                     86,696             101,113                    44,741            53,844
                                                --------------     ---------------            --------------    --------------

           OTHER INCOME (EXPENSE), NET                  44,434              43,843                    24,459            26,205
                                                --------------     ---------------            --------------    --------------

           INCOME FROM CONTINUING
           OPERATIONS BEFORE
           INCOME TAXES                                844,332             767,604                   695,794           609,619

PROVISION FOR INCOME TAXES                              91,000              83,000                    71,000            62,000
                                                --------------     ---------------            --------------    --------------

           INCOME FROM CONTINUING
           OPERATIONS                                  753,332             684,604                   624,794           547,619

           GAIN ON DISPOSAL OF
           DISCONTINUED ICE
           CREAM BUSINESS                                  ---             322,212                       ---           322,212
                                                --------------     ---------------            --------------    --------------

           NET INCOME                           $      753,332     $     1,006,816            $      624,794    $      869,831
                                                ==============     ===============            ==============    ==============

 INCOME PER COMMON SHARE FROM
 CONTINUING OPERATIONS                          $          .18     $           .15            $          .15    $          .12
                                                ==============     ===============            ==============    ==============

BASIC INCOME PER COMMON SHARE                   $          .18     $           .23            $          .15    $          .20
                                                ==============     ===============            ==============    ==============

Number of shares outstanding                         4,230,537           4,449,273                 4,234,620         4,410,384

The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

          SIX MONTHS ENDED JULY 29, 2001 AND JULY 30, 2000 (Unaudited)

                                                                                      2001                  2000
                                                                                      ----                  ----
OPERATING ACTIVITIES:
     Net income                                                                 $   753,332            $ 1,006,816
     Adjustments to reconcile net income to net
          cash provided by operating activities:
                Depreciation and amortization                                       552,277                547,116
                Gain on disposal of discontinued business                               ---               (322,212)
                                                                                -----------             ----------

          CASH PROVIDED BY OPERATIONS                                             1,305,609              1,231,720
                                                                                -----------             ----------

                Increase  (decrease) in cash  attributable  to
                    changes in assets and liabilities:
                           Miscellaneous receivables                                  3,835                (16,353)
                           Inventories                                              (69,203)              (344,685)
                           Prepaid expenses                                         (27,356)               (34,331)
                           Accounts payable                                         225,875                318,800
                           Accrued expenses and other liabilities                    90,209                238,931
                           Income taxes payable                                      54,386                (22,138)
                                                                                -----------             ----------

          NET CASH PROVIDED BY OPERATING ACTIVITIES                               1,583,355              1,371,944
                                                                                -----------             ----------


INVESTING ACTIVITIES:
     Capital expenditures                                                          (517,759)              (747,728)
     Liquor License Purchase                                                            ---               (357,873)
     Sale or redemption of investments                                              132,125                349,000
     Purchase of investments                                                       (545,653)              (420,200)
     Due on sale of discontinued operations - payments                                  ---                570,330
     Other assets                                                                    38,854                     48
                                                                                -----------             ----------

          NET CASH USED IN INVESTING ACTIVITIES                                    (892,433)              (606,423)
                                                                                -----------             ----------

FINANCING ACTIVITIES:
     Repayment of debt                                                              (93,752)              (203,059)
     Purchase of treasury stock                                                     (14,793)                   ---
     Purchase of common stock                                                           ---               (168,000)
                                                                                -----------             ----------

          NET CASH USED IN FINANCING ACTIVITIES                                    (108,545)              (371,059)
                                                                                -----------             ----------

          NET INCREASE IN CASH AND
                CASH EQUIVALENTS                                                    582,377                394,462

CASH AND CASH EQUIVALENTS at beginning                                            1,159,580              1,314,247
                                                                                -----------             ----------

          CASH AND CASH EQUIVALENTS at end                                      $ 1,741,957             $1,708,709
                                                                                ===========             ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash payment for:
          Interest paid                                                         $    42,649             $   49,961
                                                                                ===========             ==========
          Income taxes paid                                                     $    33,750             $  105,138
                                                                                ===========             ==========

Noncash Transactions:
     Increase in fair value of securities available for sale                    $    18,211             $      ---
                                                                                ===========             ==========

The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 1: BASIS OF PRESENTATION

The accompanying financial statements have been prepared by Chefs International, Inc. (the "Company") and are unaudited. In the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements pursuant to the rules and regulations of the SEC. The consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 28, 2001 and notes thereto included in the Company's Annual Report on Form 10-KSB filed with the SEC. The results of operations and the cash flows for the six month period ended July 29, 2001 presented in the consolidated financial statements are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

NOTE 2: EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period.

NOTE 3: INVENTORIES

Inventories consist of the following:        JULY 29, 2001     JANUARY 28, 2001
                                             -------------     ----------------
             Food                             $   606,917         $   597,161
             Beverages                            180,275             127,820
             Supplies                             411,271             404,279
                                              -----------         -----------
                                              $ 1,198,463         $ 1,129,260
                                              ===========         ===========

NOTE 4: INCOME TAXES

At July 29, 2001, the Company had net deferred tax assets of approximately $2,628,000 arising principally from net operating loss carryforwards. However, due to the uncertainty that the Company will generate sufficient income in the future to fully or partially utilize these carryforwards, an allowance of $2,628,000 has been established to offset these assets.

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

The Company operated nine restaurants including Moore's, during the six months ended July 30, 2000.

RESULTS OF OPERATIONS

SALES.

Sales for the six months ended July 29, 2001 ("fiscal 2002") were $11,510,400, an increase of $467,900 or 4.2%, as compared to $11,042,500 for the six months ended July 30, 2000 ("fiscal 2001"). For the second quarter ended July 29, 2001, sales were $6,391,800, an increase of $240,600 or 3.9% , as compared to last year's second quarter. The increases include increases in sales of $179,400 or 12.8% and $79,400 or 16% for the six and three month periods at the Vero Beach, Florida restaurant due to the completion of a municipal park adjacent to the restaurant and sales increases of $258,400 or 30.5% and $79,200 or 15.7% at Moore's compared to the same periods for fiscal 2001. Moore's operated for the entire thirteen weeks of the first quarter this year as compared to ten weeks for last year's first quarter, whereas the comparable second quarter periods each include thirteen weeks of operations. The other seven restaurants combined had increased sales of approximately $30,100 and $82,100 for the six and three month periods versus last year. The number of customers served in the nine restaurants increased by 1.5% for the six months and 1.4% for the second quarter, while the check average paid per customer increased this year by 2.7% and 2.5% for the respective six and three month periods.

GROSS PROFIT; GROSS MARGIN.

Gross profit was $7,867,700 or 68.4% of sales for the six month period and $4,386,600 or 68.6% of sales for the quarter ended July 29, 2001, compared to $7,482,800 or 67.8% and $4,165,600 or 67.7% for the comparable periods of fiscal 2001. The primary reason for the improvement was the reduction in prices paid for high volume seafood items including shrimp, scallops and flounder, which are prominent components of the Company's menus. Management was able to secure favorable pricing on bulk shrimp purchases for the balance of fiscal 2002 which should translate into improved gross profit margins during the third and fourth quarters. Additionally, Moore's gross profit improved versus last year and new menus were inserted in May 2001 into the New Jersey restaurants which included some price increases and featured lower cost menu items.

OPERATING EXPENSES.

Total operating expenses increased by 4.6% from $6,759,000 during the first six months of fiscal 2001 to $7,067,800 during the first six months of fiscal 2002, and by 3.7% from $3,582,200 during the second quarter of fiscal 2001 to
$3,715,200 during the second quarter of fiscal 2002. Payroll and related expenses were 28.9% of sales for the six months and 27.6% for the second quarter this year compared to 28.8% and 27.9% respectively for the comparable periods last year. The decrease in payroll expenses as a percent of sales during the second quarter this year is primarily attributable to the company-wide increase in sales and to payroll cost improvements at Moore's. Other operating expenses increased slightly to 19.7% of sales versus 19.5% of sales for the six month comparison and to 18.7% versus 18.6% for the three month comparison primarily because of increases in utility costs, and higher occupancy costs due to higher property insurance premiums and higher rent expenses. Depreciation and amortization expenses were essentially unchanged from last year for both periods. The increase in general and administrative expenses of $33,200 for the six months of fiscal 2002 occurred during the second quarter primarily due to increased worker compensation costs.

OTHER INCOME AND EXPENSE.

Interest expense decreased by $15,000 and $7,400 for the six and three month periods ended July 29, 2001 as compared to the comparable periods last year due to debt reduction. Investment income was lower by $14,400 and $9,100 versus last year primarily because last year's investment income included approximately $44,700 and $23,600 for the respective periods in interest income associated with notes receivable from the February 1997 sale of discontinued operations (see Note 5.)

NET INCOME.

For the six months ended July 29, 2001, net income from continuing operations was $753,300 or $.18 per share compared to net income from continuing operations of $684,600 or $.15 per share and net income of $1,006,800 or $.23 per share for the six months ended July 30, 2000. For the quarter ended July 29, 2001, net income from continuing operations was $624,800 or $.15 per share as compared to net income from continuing operations of $547,600 or $.12 per share and net income or $869,800 or $.20 for last year's second quarter. Last year's net income included a gain of approximately $322,200 from discontinued operations (see note 5).

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily from revenues derived from its restaurants.

The Company's ratio of current assets to current liabilities was 2.35:1 at July 29, 2001 compared to 2.15:1 at the year ended January 28, 2001. Working capital was $2,986,900 at July 29, 2001 versus $2,109,000 at the year-end, an increase of $877,900. During the six months ended July 29, 2001, net cash increased by $582,400. The primary components of this year's cash flow were net income of
$753,300,  an increase of  $225,900  in  accounts  payable due to higher  sales, capital expenditures of $432,800 for restaurant improvements and Company vehicles and approximately $85,000 in design and construction costs associated with a building adjacent to Moore's ("Building B"), which management expects to open during the fourth quarter this year as a Mexican theme type restaurant, and investment purchases of $545,700 for available-for-sale securities consisting of convertible bonds, mutual funds and equity securities. Additionally, approximately $14,800 was paid by the Company to repurchase 15,916 shares of the Company's outstanding stock pursuant to a Stock Repurchase Plan ("Stock Plan") authorized by the Company's Board of Directors in May, 2000. During the six months ended July 29, 2001, the Company canceled a total of 24,641 of the repurchased shares, including repurchases incurred during fiscal 2001.

During the corresponding six month period in fiscal 2001, working capital increased by $460,800 and net cash increased by $394,500. The primary components of last year's cash flow statement were net income of $1,006,800, (including $322,200 from discontinued operations - see note 5), an increase in inventories of $344,700 resulting from bulk seafood purchases due to favorable market pricing, an increase in accounts payable of $318,800 due to higher sales and inventory purchases, capital expenditures of $1,105,600, including approximately $636,400 for the purchase of a liquor license and furniture, fixtures and equipment for Moore's and debt repayment of $203,100. Additionally, last year's cash flow included $570,300 of payments attributable to the February 1997 sale of MCF (see note 5).

Subsequent to the quarter ended July 29, 2001, the Company completed the repurchase of a block of an aggregate 262,603 shares of its outstanding common stock from three stockholders and their affiliates at a repurchase price of $2.10 per share for cash. The repurchase was authorized by the Company's Board of Directors. It was the Board's opinion that although the repurchase price was greater than the current market price for the stock, the size of the block and the fact that the per share repurchase was substantially below the per share book value of Chefs' common stock made the repurchase an appropriate investment for the benefit of Chefs' stockholders.

The Company has agreed in principle to lease Building B from Moore's Realty Associates, a New Jersey partnership whose partners are members of a group who are the principal shareholders of the Company. (The Company currently leases the premises on which Moore's operates from Moore's Realty Associates). In September 2001, the Company borrowed $1,200,000 from its primary bank to finance the renovation of Building B. The loan is repayable in monthly installments of principal with interest at an annual rate of 7.57% through September 2011.

Management believes that funds from operations and the Company's $500,000 bank line of credit will be sufficient to meet obligations for the nine restaurants for the balance of fiscal 2002, including planned capital expenses of approximately $238,000 in addition to those incurred during the first six months and any additional common stock repurchases pursuant to the Stock Plan.

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


DATED:   September 12, 2001