Form 10QSB
period 2001-10-28
CHEFS INTERNATIONAL INC
filed 2001-12-12
CIK 201424

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended OCTOBER 28, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

       For the transition period from _________________ to _______________

                          Commission file number 0-8513
                                                 ------

                            CHEFS INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                    22-2058515
---------------------------------             --------------------------------
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
                                              ---     ---
         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            CLASS                      OUTSTANDING SHARES AT NOVEMBER 16, 2001
-----------------------------          ---------------------------------------
Common Stock, $.01 par value                        3,966,497

                            CHEFS INTERNATIONAL, INC.

                                    I N D E X



PART I      FINANCIAL INFORMATION                                      PAGE NO.
            ---------------------                                      --------

            ITEM 1.  Consolidated Financial Statements

            Consolidated Balance Sheets -                                1 - 2
            October 28, 2001 and January 28, 2001

            Consolidated Statements of Operations -                        3
            Nine and Three Months Ended October 28, 2001 and
            October 29, 2000

            Consolidated Statements of Cash Flows -                        4
            Nine Months Ended October 28, 2001 and
            October 29, 2000

            Notes to Consolidated Financial Statements                   5 - 6

            ITEM 2.  Management's Discussion and Analysis                7 - 9
            of Financial Condition and Results of Operations


PART II     OTHER INFORMATION                                             10
            -----------------

                         PART I - FINANCIAL INFORMATION

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    OCTOBER 28, 2001    JANUARY 28, 2001
                                                    ----------------    ----------------
                                                      (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                         $ 2,206,605         $ 1,159,580
     Investments                                           351,210             385,711
     Available for sale securities                       1,670,352             978,652
     Miscellaneous receivables                              51,898             109,492
     Inventories                                         1,213,942           1,129,260
     Prepaid expenses                                      167,189             176,187
                                                       -----------         -----------

               TOTAL CURRENT ASSETS                      5,661,196           3,938,882
                                                       -----------         -----------

PROPERTY, PLANT AND EQUIPMENT, at cost                  20,641,631          20,045,070

     Less: Accumulated depreciation                      8,967,034           8,182,351
                                                       -----------         -----------

               PROPERTY, PLANT AND EQUIPMENT, net       11,674,597          11,862,719
                                                       -----------         -----------


OTHER ASSETS:
     Investments                                           151,000             301,000
     Goodwill - net                                        436,418             454,462
     Liquor licenses - net                                 829,209             851,472
     Equity in life insurance policies                     545,115             545,115
     Deferred income taxes                               1,223,000                --
     Other                                                 127,741              72,949
                                                       -----------         -----------

               TOTAL OTHER ASSETS                        3,312,483           2,224,998
                                                       -----------         -----------


TOTAL ASSETS                                           $20,648,276         $18,026,599
                                                       ===========         ===========

The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                 OCTOBER 28, 2001     JANUARY 28, 2001
                                                 ----------------     ----------------
                                                    (Unaudited)
CURRENT LIABILITIES:
     Notes and mortgages payable                   $    288,948          $    166,707
     Accounts payable                                   601,622               582,276
     Accrued payroll                                    229,746               186,687
     Accrued expenses                                   674,307               477,825
     Income taxes payable                                67,147                     0
     Other liabilities                                  241,836               416,430
                                                   ------------          ------------

               TOTAL CURRENT LIABILITIES              2,103,606             1,829,925
                                                   ------------          ------------

NOTES AND MORTGAGE PAYABLE                            1,833,129               905,675
                                                   ------------          ------------

OTHER LIABILITIES                                       604,608               534,234
                                                   ------------          ------------
STOCKHOLDERS' EQUITY:
     Capital stock - common $.01 par value,
          Authorized 15,000,000 shares,
          Issued and outstanding 3,966,497
          and 4,257,085 respectively                     39,665                42,571
     Additional paid-in capital                      31,549,522            32,138,798
     Accumulated deficit                            (15,366,554)          (17,466,667)
     Accumulated other comprehensive income:
          Unrealized gains (losses) on available
              for sale securities                       (30,068)               51,043
          Loss on derivative instruments                (81,747)                 --
     Treasury stock                                      (3,885)               (8,980)
                                                   ------------          ------------

               TOTAL STOCKHOLDERS' EQUITY            16,106,933            14,756,765
                                                   ------------          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 20,648,276          $ 18,026,599
                                                   ============          ============

The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          NINE MONTHS ENDED                         THREE MONTHS ENDED
                                                          -----------------                         ------------------
                                                OCTOBER 28, 2001     OCTOBER 29, 2000      OCTOBER 28, 2001   OCTOBER 29, 2000
                                                ----------------     ----------------      ----------------   ----------------
SALES                                             $ 16,899,502         $ 16,393,823          $ 5,389,121         $ 5,351,335

COST OF GOODS SOLD                                   5,352,406            5,280,038            1,709,692           1,720,360
                                                  ------------         ------------          -----------         -----------

           GROSS PROFIT                             11,547,096           11,113,785            3,679,429           3,630,975
                                                  ------------         ------------          -----------         -----------

OPERATING EXPENSES:
    Payroll and related expenses                     4,915,787            4,721,103            1,588,748           1,545,541
    Other operating expenses                         3,372,589            3,226,222            1,099,904           1,072,370
    Depreciation and amortization                      827,143              825,955              274,866             278,839
    General and administrative expenses              1,525,027            1,370,050              609,259             487,531
                                                  ------------         ------------          -----------         -----------

           TOTAL OPERATING EXPENSES                 10,640,546           10,143,330            3,572,777           3,384,281
                                                  ------------         ------------          -----------         -----------

           INCOME FROM OPERATIONS                      906,550              970,455              106,652             246,694
                                                  ------------          -----------          -----------         -----------

OTHER INCOME (EXPENSE):
    Interest expense                                   (74,184)             (82,060)             (31,922)            (24,790)
    Interest income                                    150,747              149,799               64,051              48,686
                                                  ------------         ------------          -----------         -----------

           OTHER INCOME, NET                            76,563               67,739               32,129              23,896
                                                  ------------         ------------          -----------         -----------

           INCOME FROM CONTINUING
           OPERATIONS BEFORE
           INCOME TAXES                                983,113            1,038,194              138,781             270,590

PROVISION (CREDIT) FOR INCOME TAXES                 (1,117,000)             115,000           (1,208,000)             32,000
                                                  ------------         ------------          -----------         -----------

           INCOME FROM CONTINUING OPERATIONS      $  2,100,113         $    923,194          $ 1,346,781         $   238,590
                                                  ============         ============          ===========         ===========

           GAIN ON DISPOSAL OF
           DISCONTINUED ICE
           CREAM BUSINESS                                  ---              322,212                  ---                 ---
                                                  ------------         ------------          -----------         -----------

           NET INCOME                               $2,100,113           $1,245,406           $1,346,781         $   238,590
                                                  ============         ============          ===========         ===========

INCOME PER COMMON SHARE FROM
CONTINUING OPERATIONS                             $        .50         $        .21          $       .33         $       .06
                                                  ============         ============          ===========         ===========

BASIC INCOME PER COMMON SHARE                     $        .50         $        .28          $       .33         $       .06
                                                  ============         ============          ===========         ===========

Number of shares outstanding                         4,211,947            4,385,303            4,143,557           4,256,730


The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

       NINE MONTHS ENDED OCTOBER 28, 2001 AND OCTOBER 29, 2000 (Unaudited)


                                                                       2001           2000
                                                                       ----           ----
OPERATING ACTIVITIES:
     Net income                                                     $ 2,100,113    $ 1,245,406
     Adjustments to reconcile net income to net
          cash provided by operating activities:
                Depreciation and amortization                           827,142        825,955
                Deferred income taxes                                (1,223,000)           ---
                Gain on disposal of discontinued business                   ---       (322,212)
                                                                    -----------    -----------

          CASH PROVIDED BY OPERATIONS                                 1,704,255      1,749,149
                                                                    -----------    -----------

                Increase  (decrease) in cash  attributable  to
                    changes in assets and liabilities:
                           Miscellaneous receivables                     57,594         10,657
                           Inventories                                  (84,682)      (231,438)
                           Prepaid expenses                               8,998        (54,699)
                           Accounts payable                              19,346         33,763
                           Accrued expenses and other liabilities        53,574        226,462
                           Income taxes payable                          67,147         (1,586)
                                                                    -----------    -----------

          NET CASH PROVIDED BY OPERATING ACTIVITIES                   1,826,232      1,732,308
                                                                    -----------    -----------

INVESTING ACTIVITIES:
     Capital expenditures                                              (598,713)      (874,311)
     Liquor license purchase                                                ---       (357,873)
     Sale or redemption of investments                                  243,875        349,000
     Purchase of investments                                           (832,185)      (780,100)
     Due on sale of discontinued operations - payments                       --        570,330
     Other assets                                                       (54,792)        10,629
                                                                    -----------    -----------

          NET CASH USED IN INVESTING ACTIVITIES                      (1,241,815)    (1,082,325)
                                                                    -----------    -----------

FINANCING ACTIVITIES:
     Repayment of debt                                                 (150,305)      (320,578)
     Debt proceeds                                                    1,200,000
     Purchase of treasury stock                                         (17,193)           ---
     Purchase of common stock                                          (569,894)      (168,000)
                                                                    -----------    -----------

          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           462,608       (488,578)
                                                                    -----------    -----------

          NET INCREASE IN CASH AND
                CASH EQUIVALENTS                                      1,047,025        161,405

CASH AND CASH EQUIVALENTS at beginning                                1,159,580      1,314,247
                                                                    -----------    -----------

          CASH AND CASH EQUIVALENTS at end                          $ 2,206,605    $ 1,475,652
                                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash payment for:
          Interest paid                                             $    70,136    $    83,139
                                                                    ===========    ===========
          Income taxes paid                                         $    42,529    $   116,586
                                                                    ===========    ===========

Noncash Transactions:
     Decrease in fair value of securities available for sale        $   (81,111)   $       ---
                                                                    ===========    ===========
     Loss on derivative instruments                                 $   (81,747)   $       ---
                                                                    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 1: GENERAL

BASIS OF PRESENTATION:

The accompanying financial statements have been prepared by Chefs International, Inc. (the "Company") and are unaudited. In the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements pursuant to the rules and regulations of the SEC. The consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 28, 2001 and notes thereto included in the Company's Annual Report on Form 10-KSB for such year filed with the SEC. The results of operations and the cash flows for the nine month period ended October 28, 2001 presented in the consolidated financial statements are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

NEW ACCOUNTING PRONOUNCEMENT:

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142 "Goodwill and Other Intangibles" ("SFAS No. 142"). SFAS No. 142 is effective for the Company on January 28, 2002. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The statement requires that goodwill and indefinite lived intangible assets no longer be amortized and be tested for impairment at least annually. The amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company is currently assessing the impact of this statement.

NOTE 2: EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period.

NOTE 3: INVENTORIES

Inventories consist of the following:     OCTOBER 28, 2001      JANUARY 28, 2001
                                          ----------------      ----------------
             Food                            $   661,935          $   597,161
             Beverages                           140,533              127,820
             Supplies                            411,474              404,279
                                            ------------          -----------
                                             $ 1,213,942          $ 1,129,260
                                             ===========          ===========

NOTE 4: INCOME TAXES

At October 28, 2001, the Company had net deferred tax assets of approximately $2,554,000 arising principally from net operating loss carryforwards. However, due to the uncertainty that the Company will generate sufficient income in the future to fully utilize these carryforwards, an allowance of $1,331,000 has been established to offset these assets. For the nine months ended October 28, 2001 the valuation allowance was reduced by $1,641,000, principally by recognition of a deferred tax asset of $1,223,000. Management has determined that it is more likely than not that future taxable income will be sufficient to partially utilize the net operating loss carryforwards.

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

At the May 24, 2000 Board meeting, the Board authorized management to negotiate and execute a settlement and satisfaction of the debt owed by MCF to the Company.

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

The Company operated nine restaurants including Moore's, during the nine months ended October 29, 2000.

RESULTS OF OPERATIONS
---------------------
SALES.

Sales for the nine months ended October 28, 2001 ("fiscal 2002") were $16,899,500, an increase of $505,700 or 3.1%, as compared to $16,393,800 for the nine months ended October 29, 2000 ("fiscal 2001"). For the third quarter ended October 28, 2001, sales were $5,389,100, an increase of $37,800 or .7% , as compared to last year's third quarter. The increases include increases in sales of $262,900 or 14.8% and $83,500 or 22.6% for the nine and three month periods at the Vero Beach, Florida restaurant ("Vero") due to the completion of a municipal park ("Vero Park") adjacent to the restaurant and sales increases of $293,100 or 21.0% and $34,700 or 6.3% at Moore's compared to the same periods for fiscal 2001. Moore's operated for the entire thirteen weeks of the first quarter this year as compared to ten weeks for last year's first quarter, whereas the comparable second and third quarter periods each include thirteen weeks of operations. The other seven restaurants combined had decreased sales of approximately $50,300 and $80,400 for the nine and three month periods last year primarily due to the September 11, 2001 tragedy ("9/11") and the weakening national economy. The 9/11 tragedy has had the greatest impact on the Company's Cocoa Beach, Florida restaurant ("Cocoa") because the location of Patrick Air Force Base, a military base south of the restaurant, has resulted in the indefinite closure of Route A1A, the sole access highway to the restaurant from the south. Since 9/11, weekly sales at Cocoa are down approximately 33% versus last year and for the quarter Cocoa is down approximately $86,200 or 17.6% in sales versus last year. The number of customers served in the nine restaurants increased by .3% for the nine months and decreased by 2.2% for the third quarter, while the check average paid per customer increased this year by 2.8% and 3.0% for the respective nine and three month periods.

GROSS PROFIT; GROSS MARGIN.

Gross profit was $11,547,100 or 68.3% of sales for the nine month period and $3,679,400 or 68.3% of sales for the quarter ended October 28, 2001, compared to $11,113,800 or 67.8% and $3,631,000 or 67.9% for the comparable periods of fiscal 2001. The primary reason for the improvement was lower costs of high volume seafood items including shrimp, flounder, lobsters and scallops which are primary components of the Company's menus. Management was able to secure favorable pricing on bulk shrimp purchases for the balance of fiscal 2002 which should translate into improved gross profit margins for the fourth quarter. Additionally, Moore's gross profit has improved versus last year.

OPERATING EXPENSES.

Total operating expenses increased by 4.9% from $10,143,300 during the nine months of fiscal 2001 to $10,640,500 during the nine months of fiscal 2002, and by 5.6% from $3,384,300 during the third quarter of fiscal 2001 to $3,572,800 for the third quarter of fiscal 2002. Payroll and related expenses were 29.1% of sales for the nine months and 29.5% for the third quarter this year compared to 28.8% and 28.9% respectively for the comparable periods last year. The increase in payroll expenses as a percent of sales during the third quarter this year is partially attributable to the 9/11 impact at Cocoa as management has maintained employee salaries at such location despite the substantial decrease in sales. Other operating expenses increased to 20% of sales versus 19.7% of sales for the nine month comparison and to 20.4% versus 20% for the three month comparison primarily due to increases in utility costs, higher occupancy costs due to higher property insurance premiums and rent expenses, and to a one-time special property assessment of $62,700 at Vero for its portion of the Vero Park project. Depreciation and amortization expenses were essentially the same as last year for the comparable periods. The increase in this year's general and administrative expenses of $155,000 and $121,700 for the nine and three month periods are primarily attributed to increased worker compensation and group insurance costs of $26,200, higher salaries of $35,700, $18,500 more in training and recruiting costs and $80,000 to terminate an agreement with Garcimex of New Jersey. In 1995, the Company entered into an agreement with Garcimex to open Mexican restaurants in New Jersey under the trade name of Garcia's in exchange for royalty payments of 3% or gross sales. The Company opened its only Garcia's Mexican Restaurant at the Monmouth Mall in Eatontown, New Jersey in April 1996. The Company will continue to operate the Monmouth Mall as a Garcia's and pay the royalty fees until the end of the current fiscal year (see "Liquidity and Capital Resources").

OTHER INCOME AND EXPENSE.

Interest expense decreased by $7,900 for the nine month period compared to last year due to debt repayment. However, during the third quarter ended October 28, 2001, interest expense was approximately $7,100 higher than last year due to interest expenses associated with a $1,200,000 bank loan the Company borrowed from its primary bank to finance the renovation of a building adjacent to Moore's ("Building B"), which management expects to open early next year as a Mexican theme type restaurant. The loan is repayable in monthly installments of principal with interest at an annual rate of 7.57% through September 2011. Investment income was approximately the same as last year for the comparable nine month periods and $15,400 higher this year during the third quarter primarily due to the increase in dividends received on Company investments this year.

NET INCOME.

For the nine months ended October 28, 2001, net income from continuing operations was $2,100,100 or $.50 per share compared to net income from continuing operations of $923,200 or $.21 per share and net income of $1,245,400 or $.28 per share for the nine months ended October 29, 2000. Net income for the nine months ended October 28, 2001 includes the recognition of a deferred tax asset of

$1,223,000  relating to the Company's net operating loss carryforwards (see note
4). Last year's net income included a gain of approximately $322,200 from discontinued operations (see note 5). For the quarter ended October 28, 2001, net income was $1,346,800 or $.33 per share compared to net income of $238,600 or $.06 per share for last year's third quarter. This year's third quarter net income includes income relating to the recognition of the deferred tax asset for $1,223,000 and a reduction of approximately $51,800 in income at Cocoa versus last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company has financed its operations primarily from revenues derived from its restaurants.

The Company's ratio of current assets to current liabilities was 2.69:1 at October 28, 2001 compared to 2.15:1 at the year ended January 28, 2001. Working capital was $3,557,600 at October 28, 2001 versus $2,109,000 at the year-end, an increase of $1,448,600. During the nine months ended October 28, 2001, net cash increased by $1,047,000. The primary components of this year's cash flow were net income, after adjustments for depreciation, amortization and deferred taxes, of $1,704,000, capital expenditures of $500,600 for restaurants improvements and Company vehicles and approximately $98,100 in design and construction costs associated with Building B, investment purchases of $832,200 for available-for-sale securities consisting of convertible bonds, mutual funds and equity securities, debt repayment of $150,300, the new bank loan proceeds of $1,200,000 to be used to finance Building B renovation costs, and $569,900 to repurchase a block of an aggregate 262,603 shares of the Company's outstanding common stock from three stockholders and their affiliates at $2.10 per share, for cash. The repurchase was authorized by the Company's Board of Directors and the shares were subsequently canceled. Additionally, approximately $17,200 was paid by the Company to repurchase 17,916 shares of the Company's outstanding stock pursuant to a Stock Repurchase Plan ("Stock Plan") authorized by the Board in May, 2000. During the nine months ended October 28, 2001, the Company canceled a total of 24,641 of the repurchased shares, including repurchases incurred during fiscal 2001.

During the corresponding nine month period ended October 29, 2000, working capital increased by $806,100 and net cash increased by $161,400. The primary components of last year's cash flow statement were net income, after adjustments for depreciation, amortization and gain on disposal of discontinued business, of $1,749,000, an increase in inventories of $231,400 resulting from bulk seafood purchases due to favorable market pricing, an increase of $226,500 in accrued expenses, capital expenditures of $1,232,200, including approximately $688,200 for the purchase of a liquor license and furniture, fixtures and equipment for Moore's and debt repayment of $320,600. Additionally, last year's cash flow included $570,300 of payments attributable to the February 1997 sale of MCF (see note 5).

During the third quarter ended October 28, 2001, the Company's $500,000 bank line of credit ("bank line") was modified to extend the termination date from June 30, 2002 to June 30, 2003. The interest rate is variable, equal to the monthly LIBOR Market Index Rate plus 2.00%. The entire $500,000 is currently available for use.

Subsequent to the quarter ended October 28, 2001, management engaged a market research firm to determine a tradename for the new Mexican restaurant at Building "B" and Garcia's. After extensive focus group marketing analysis and legal review and research, management chose Escondido's Mexican Restaurant ("Escondido's") as the new tradename. Additionally, trademark applications have been filed to register federal service marks for both Escondido's Mexican Restaurant and Escondido's A Mexican Cantina. Garcia's will begin to operate as Escondido's on February 1, 2002.

Management believes that funds from operations and the Company's $500,000 bank line of credit will be sufficient to meet obligations for the nine restaurants for the balance of fiscal 2002, including planned capital expenditures of approximately $103,000 in addition to those incurred during the nine months and any additional common stock repurchases pursuant to the Stock Plan.

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



DATED:   December 12, 2001