Form 10KSB
period 2002-01-27
CHEFS INTERNATIONAL INC
filed 2002-04-26
CIK 201424

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JANUARY 27, 2002

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _________________ to ________________

                          Commission File Number 0-8513

                            CHEFS INTERNATIONAL, INC.
                 [Name of small business issuer in its charter]

             DELAWARE                                    22-2058515
----------------------------------------                ------------------------
[State or other jurisdiction of                         [IRS Employer
  incorporation or organization]                          Identification Number]

62 Broadway, P.O. Box 1332
Pt. Pleasant Beach, New Jersey                           08742
----------------------------------------                ------------------------
[Address of principal executive offices]                [Zip Code]

Issuer's telephone number, including area code:         (732) 295-0350

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the issuer [1] has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months [or for such shorter period that the issuer was required to file such reports], and [2] has been subject to such filing requirements for the past ninety days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                       [_]

The issuer's revenues for the year ended January 27, 2002 totaled $20,798,333.

On March 26, 2002, the aggregate market value of the voting stock of the issuer (consisting of Common Stock, $.01 par value) held by non-affiliates was approximately $2,205,000 based upon the last sale price for such Common Stock on said date in the over-the-counter market as reported by the Pink Sheets LLC. On such date, there were 3,965,958 shares of the issuer's Common Stock issued and outstanding.

                            CHEFS INTERNATIONAL, INC.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     (A) BUSINESS DEVELOPMENT - Chefs International, Inc. ("Chefs" or the "Company") was organized under the laws of the State of Delaware in March 1975. The Company currently operates eleven restaurants on a year-round basis, eight of which are free-standing seafood restaurants in New Jersey (four) and Florida
(four); two of which are Mexican theme restaurants, one located in an Eatontown, New Jersey shopping mall and the other, a free-standing restaurant located in Freehold, New Jersey, and one of which is a free-standing restaurant also located in Freehold, New Jersey featuring an eclectic American food menu. Six of the seafood restaurants are operated under the name "Jack Baker's Lobster Shanty," one under the name "Baker's Wharfside" and one under the name "Mr. Manatee's." The two Mexican theme restaurants are operated under the name "Escondido's Mexican Restaurant." The eclectic American food restaurant is operated under the name "Moore's Tavern and Restaurant." The Company opened its first seafood restaurant in November 1978, its first Mexican theme restaurant in April 1996 and "Moore's Tavern and Restaurant" in February 2000. (As used herein, the term the "Company" may at times include Chefs and its various subsidiaries.)

     The Company's executive offices are located at 62 Broadway, Point Pleasant Beach, New Jersey 08742. Its telephone number is (732) 295-0350.

DEVELOPMENTS SINCE THE BEGINNING OF THE LAST FISCAL YEAR

RESTAURANT OPENINGS

     In February 2000, the Company executed a lease with Moore's Realty Associates, a New Jersey partnership ("Moore's Realty") whose partners are members of the Lombardi Group and other members of the Lombardi family. (The Lombardi Group, consisting of various members of the Lombardi Family and their affiliates, purchased a substantial number of shares of Chefs' Common Stock in May 1999 resulting in their ownership in May 1999 of in excess of 50% of the issued and outstanding shares of Chefs' Common Stock, and as a result, in ownership of voting control of the Company. The Lombardi Group currently owns approximately 63% of the issued and outstanding shares of Chefs' Common Stock. Five Lombardi brothers, each of whom is a member of the Lombardi Group, serve as Chefs' directors.) The lease was of premises on West Main Street (Route 537) in Freehold, New Jersey where an entity affiliated with Moore's Realty, Moore's Inn, Inc. was operating a restaurant and tavern under the name "Moore's Inn." The Company provided consulting services to the operators of Moore's Inn from January 3, 2000 until

February 23, 2000 when it executed the lease and the purchase agreements described under "Restaurant Operations" in this Item 1, and commenced to operate the facility under the name "Moore's Tavern and Restaurant."

     In connection with the February 2000 execution of the lease of Moore's Inn to the Company, Moore's Realty agreed not to sell or lease a building ("Building B") adjacent to the Moore's Inn or the nearby pad site for a proposed building ("Building C") to a third party for a period of one year. In October 2001, the Company leased Building B from Moore's Realty and in January 2002, opened a Mexican theme restaurant in Building B under the name "Escondido's Mexican Restaurant." In February 2002, the Company changed the name of its Mexican theme restaurant in the Monmouth Mall in Eatontown, New Jersey to "Escondido's." The Company had previously operated this mall restaurant under the name "Garcia's."

     In April 2002, the Company commenced operation of a free-standing casual theme restaurant primarily featuring seafood items in a leased facility in Vero Beach, Florida continuing the operation of the restaurant under the name "Mr. Manatee's." See "Restaurant Operations" in this Item 1.

SHARE REPURCHASE PROGRAM

     On June 8, 2000, the Company announced that it had decided to repurchase up to 400,000 shares of Chefs' Common Stock over the following 24 months. In its press release, the Company stated that the Board believed that Chefs' Common Stock was undervalued and that the Repurchase Program, if effected at current prices, could constitute an appropriate investment to the benefit of the Company's stockholders. Through January 27, 2002, the Company had repurchased an aggregate 28,191 shares of Chefs' Common Stock in the over-the-counter market at prices ranging from $.73 to $1.20 per share, and in addition, in August 2001, in a block transaction with a limited group of unaffiliated stockholders, repurchased an aggregate 262,603 shares of Chefs' Common Stock at $2.10 per share. The block purchase was authorized by the Company's Board of Directors. It was the Board's opinion that although the repurchase price was greater than the then market price for the stock, the size of the block and the fact that the per share repurchase price was substantially below the per share book value of Chefs' Common Stock made the repurchase an appropriate investment to the benefit of Chefs' stockholders. The Company utilized available cash reserves to effect each of its stock repurchases. To date, an aggregate 287,244 of the 290,794 repurchased shares have been cancelled.

BANK LOANS

     At January 29, 2001, the Company's principal bank financing was provided pursuant to a term loan originally in the amount of $525,000 ("Term Loan X") from First Union National Bank ("First

Union") and a $500,000 revolving line of credit ("L/C line") from First Union. At said date, approximately $204,000 was outstanding under Term Loan X payable in monthly installments of principal with interest at an annual rate of 9 1/4% through December 2002 and no amounts were outstanding under the L/C line. Indebtedness under Term Loan X was secured by a first mortgage on the Company's Toms River, New Jersey seafood restaurant and indebtedness under the L/C line was secured by first mortgages on the Company's two Point Pleasant Beach, New Jersey seafood restaurants. During fiscal 2002, the Company reduced the outstanding principal balance of Term Loan X to $93,000.

     In September 2001, the Company restructured the above indebtedness. The existing L/C line under which there was no outstanding indebtedness was replaced with a new L/C line of $500,000 expiring June 30, 2003 secured by a first mortgage on the Toms River restaurant. No borrowings were made by the Company under the new L/C line in fiscal 2002. In March 2002, the Company borrowed $500,000 under the new L/C line and applied the proceeds towards the purchase of the assets of Mr. Manatee's. See "Restaurant Operations."

     At the same time, the Company borrowed $600,000 from First Union ("Term Loan Y") secured by a first mortgage on its Baker's Wharfside restaurant in Point Pleasant Beach and borrowed an additional $600,000 from First Union ("Term Loan Z") secured by a first mortgage on its Jack Baker's Lobster Shanty restaurant in Point Pleasant Beach. Each of these two loans have a ten year maturity providing for annual principal payments of approximately $60,000 commencing in fiscal 2003 together with interest on the unpaid balance at an annual rate of 7.57%. At January 27, 2002, the outstanding principal balance of each of these loans was $597,500.

     The Company applied the $1,200,000 of loan proceeds as part of the $1,300,000 it utilized to renovate, decorate and equip (kitchen, bar, furniture, fixtures) its Escondido's Mexican Restaurant in Freehold, New Jersey which opened in January 2002.

     In May 1998, the Company borrowed $124,000 from First Union to partially fund the purchase of property adjoining its Toms River, New Jersey seafood restaurant. The loan is repayable in monthly installments of principal with interest at LIBOR plus 2 1/4% through May 2003 and is secured by a first mortgage on the property. At January 27, 2002, approximately $33,000 was outstanding under this loan.

     In October 1998, the Company borrowed $880,000 from First Union to fund the $1,100,000 purchase of its Vero Beach, Florida seafood restaurant. This loan is repayable in monthly installments of $8,319 comprised of principal and interest at an annual rate of 7.82% through November 2008 and is secured by a first mortgage on the Vero Beach property. At January 27, 2002, approximately $774,000 was outstanding under this loan (which provides for a $431,429 "balloon" payment in November 2008).

     Repayment of the Company's term loans and of borrowings under its line of credit is guaranteed by each of the Company's subsidiaries.

     Pursuant to its principal Loan Agreements, the Company has agreed to certain affirmative and negative covenants, violation of which without First Union's waiver would constitute a default under the Loan Agreements. Included are affirmative covenants by the Company to maintain its properties in good condition and repair; maintain adequate insurance coverage; conduct its business in the manner and at the locations where it is currently being conducted; maintain a Funds Flow Coverage of not less than 1.20 to 1.00; maintain a
Tangible Net Worth at fiscal 2002 year end of not less than $12,500,000 increasing by not less than $50,000 in each subsequent year; maintain a ratio of Senior Liabilities to Effective Tangible Net Worth of not more than .50 to 1.00 measured semi-annually; and maintain liquid assets (cash, time deposits, marketable securities) of not less than $500,000. Also included are negative covenants of the Company not to permit or effect a material change in ownership or in management; not to create or permit certain liens or encumbrances on its assets; not to guarantee third party obligations; and not to retire or otherwise acquire any of its capital stock (excluding repurchases of up to 400,000 shares at market prices pursuant to its June 2000 Stock Repurchase Program and the 262,000 share block purchase described above for which First Union delivered a waiver). The Company was in compliance with all material covenants under the Loan Agreements at January 27, 2002.

     (B) BUSINESS OF ISSUER - The Company is engaged in one business; the operation of eleven restaurants in New Jersey and Florida on a year-round basis.

                              RESTAURANT OPERATIONS

     The Company currently operates eleven restaurants on a year-round basis, eight of which are free-standing seafood restaurants in New Jersey (four) and Florida (four); two of which are Mexican theme restaurants, one located in an Eatontown, New Jersey shopping mall and the other, a free-standing restaurant located in Freehold, New Jersey, and one of which is a free-standing restaurant also located in Freehold, New Jersey featuring an eclectic American food menu. Six of the seafood restaurants are operated under the name "Jack Baker's Lobster Shanty," one under the name "Baker's Wharfside" and one under the name "Mr. Manatee's." The two Mexican theme restaurants are operated under the name "Escondido's Mexican Restaurant." The eclectic American food restaurant is operated under the name "Moore's Tavern and Restaurant." The Company opened its first seafood restaurant in November 1978, its first Mexican theme restaurant in April 1996 and "Moore's Tavern and Restaurant" in February 2000. The Company's restaurants, all of which are operated on a year-round basis, are as follows:

                                                        Date of Opening Under
              Location                                  the Company's Management
              --------                                  ------------------------

SEAFOOD RESTAURANTS

JACK BAKER'S LOBSTER SHANTY

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

BAKER'S WHARFSIDE

Pt. Pleasant Beach, New Jersey                          October 1980

MR. MANATEE'S

Vero Beach, Florida                                     April 2002

ESCONDIDO'S MEXICAN RESTAURANTS

Monmouth Mall, Eatontown,
New Jersey                                              April 1996*

Freehold, New Jersey                                    January 2002

MOORE'S TAVERN AND RESTAURANT

Freehold, New Jersey                                    February 2000

----------
* The Company operated this restaurant under the name "Garcia's" until February 1, 2002.

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

     JACK BAKER'S LOBSTER SHANTY RESTAURANTS

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

     During fiscal 2002, the Company was assessed and paid $62,674 as its share for the development by the City of Vero Beach of the Royal Palm Pointe project. This project is a city park development contiguous to the Company's Jack Baker's Lobster Shanty and its Mr. Manatee's restaurants. Among other amenities, it provides municipal parking which the Company believes will enhance its restaurant business at those locations.

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

     In May 1998, the Company spent $166,000 to purchase a lot and building with a waterfront location adjacent to the Toms River Lobster Shanty. The Company partially funded the purchase price with the bank loan previously described. The Company has obtained the variances necessary for it to develop an outdoor patio dining area with seating for 125 on this site but has delayed construction pending resolution of a lawsuit initiated by a neighboring landowner attempting to prevent construction. The Company has been advised that the landowner is now attempting to sell his property for commercial use and if the property is sold for such use, management assumes there will be no further objection to the Company's planned patio dining area. If it is successful in resolving this matter, the Company estimates the total costs of construction and outfitting at approximately $350,000 for an opening anticipated in fiscal 2004.

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

     MR. MANATEE'S RESTAURANT

     VERO BEACH, FLORIDA - This restaurant, consisting of approximately 4,000 square feet, is free standing at 30 Royal Palm Pointe in Vero Beach and seats approximately 165. It has parking for approximately 40 automobiles but there are additional municipal parking spaces available at the contiguous Royal Palm Pointe municipal park. Pursuant to a January 2002 asset purchase agreement, the Company purchased the furnishings, fixtures and equipment, liquor license, goodwill, right to the name and the business of Mr. Manatee's from an unaffiliated third party for $800,000. The Company paid $300,000 of the purchase price from its available cash reserves and borrowed the $500,000 balance under its available Line of Credit. On April 1, 2002, the Company entered into a five year lease of the restaurant property at a monthly rental of $8,000 under a triple "net-net" Lease. The Lease provides the Company with an option to renew the lease for up to three additional five year terms with the rental increasing by ten percent for each additional five-year renewal term. The Lease also provides the Company with the right to purchase the Property for $1,075,000 at the expiration of the initial five year term of the Lease.

     Mr. Manatee's opened under the Company's management on April 1, 2002. It is a casual theme restaurant primarily featuring seafood items, serving lunch meals, dinner meals and sandwiches. Management believes that the check average at Mr. Manatee's will be approximately 15% lower than the check average at its other seafood restaurants.

MEXICAN THEME RESTAURANTS

     In November 1995, the Company entered into an agreement with Garcimex of New Jersey, Inc. ("Garcimex"), the purported exclusive owner of the "Garcia's" trademark, service mark and trade name along with the goodwill and recipes of a Mexican restaurant business associated with the marks. Pursuant to the agreement, the Company was granted the exclusive right to establish and open Mexican restaurants using the marks, goodwill and recipes in six New Jersey counties, Hunterdon, Mercer, Middlesex, Monmouth, Ocean and Somerset (the "Territory"). The Company was granted the right but not the obligation to open a restaurant utilizing the marks and goodwill in each of the first five 12-month periods, in the Territory, with a six-month grace period with respect to each such 12-month period. If the Company did not open a Garcia's restaurant in each of the first five 12-month periods (including the grace period), the agreement provided that the Company would lose the right to develop additional restaurants within the Territory. The Company opened a Garcia's restaurant at the Monmouth Mall in Eatontown, New Jersey in April 1996 but did not open any additional Garcia's restaurants thereafter.

     The agreement was for an initial term of 20 years. The agreement required the Company to pay a royalty to Garcimex equal to 3% of the gross annual sales of its Garcia's restaurants during the term of the agreement and granted the Company certain additional rights including a right of first refusal with respect to certain offers made to Garcimex.

     In September 2001 after the Company raised questions concerning Garcimex's rights to the "Garcia's" tradename and withheld certain of the royalties owed to Garcimex, the parties entered into a settlement agreement. Pursuant to the settlement agreement, the parties agreed to terminate the November 1995 agreement and the Company agreed to pay the withheld royalties, a continuation of the royalty through January 27, 2002 and an additional $80,000 to Garcimex. The Company paid these sums and was released by Garcimex from the restriction that prevented it from opening any other Mexican restaurants in the Territory prior to 2015.

     After consummating the settlement with Garcimex, the Company changed the name of its "Garcia's" restaurant at the Monmouth Mall to Escondido's at the end of January 2002 and commenced to operate the restaurant under the name "Escondido's Mexican Restaurant" on February 1, 2002. The Company opened its second Mexican theme restaurant in Freehold, New Jersey in January 2002 under the name "Escondido's Mexican Restaurant" as hereinafter described.

     The Company's Mexican theme restaurants feature Mexican cuisine including fajitas, tortillas, burritos and enchiladas with cheese, beef, chicken, pork and seafood fillings. The menus also include appetizers, soups and salads and a limited number of American style offerings such as steaks and burgers. Alcoholic offerings such as margaritas and tequilas complement fruit drinks and other soft drinks.

     MONMOUTH MALL, EATONTOWN, MONMOUTH COUNTY, NEW JERSEY - The Company's "Escondido's Mexican Restaurant" at the Monmouth Mall consists of 4,371 square feet of leased space and is decorated in a bright, multi-color Mexican motif. The restaurant has a bar and tables and booths which can accommodate approximately 130 patrons. The Company has a liquor license permitting the consumption of wine and alcoholic beverages on the premises. The restaurant is open for lunch and dinner seven days per week.

     The Company's lease for this restaurant is for a twelve-year term ending in 2008 providing for a minimum annual rental of $109,275 during each of the first five years and a minimum annual rental of $118,017 per annum thereafter. The Company was granted a $24,000 per year Construction Allowance for the five-year period commencing January 1, 1997 which was applied on a monthly basis in reduction of the minimum annual rental through December 2001. The Company is also required to pay additional rent equal to 5% of the restaurant's annual gross revenues in excess of $2,185,000 in each of the first five years and in excess of $2,360,340 in each subsequent year. The Company is also required to pay a proportionate share of the Mall's real estate taxes, utility charges and the Landlord's operating costs as well as certain other charges. The Company is attempting to negotiate a reduction in the minimum annual rental and other charges under this lease with the Mall Landlord. Although it was successful in previously negotiating a reduction in the minimum annual rental (to $102,675) for the twelve-month period ended January 31, 2001, no assurances can be given that it will be able to obtain any reduction in future periods.

     The restaurant is on the site of the Company's La Crepe restaurant which closed in December 1995. The Company spent approximately $720,000 to construct its Garcia's restaurant on this site and after its settlement agreement with Garcimex, changed the name of the restaurant to "Escondido's Mexican Restaurant" on February 1, 2002.

     The Monmouth Mall has been in operation for approximately 20 years. Macy's and J.C. Penny are major department stores in the Mall. The Mall is a large shopping center with 1,500,000 square feet of shopping area on 105 acres with parking for 7,200 cars.

     FREEHOLD, NEW JERSEY - The Company opened a second "Escondido's Mexican Restaurant" on West Main Street (Route 537) in Freehold, New Jersey in January 2002. This free-standing restaurant, consisting of approximately 5,000 square feet of leased space, is decorated in a bright multi-colored Mexican motif similar to the Monmouth Mall restaurant. The Freehold mexican theme restaurant has a bar and tables and booths which can accommodate approximately 225 patrons and shares parking facilities with the adjoining Moore's Tavern and Restaurant. It has a liquor license permitting the consumption of wine and alcoholic beverages on the premises. The restaurant is open for lunch and dinner seven days per week.

     The Company leased the facility ("Building B") from Moore's Realty (whose partners are members of the controlling Lombardi Group and other members of the Lombardi family). The lease is a "triple-net" lease pursuant to which the Company is required to pay real estate taxes, insurance and heating and air conditioning costs. The lease is for a five-year term through January 2007 and contains provisions for three consecutive five-year renewals at the Company's option which are automatically effective unless the Company gives written notice at least six months before the end of the applicable term that it does not intend that such option be exercised. The Company has the right to terminate the lease upon six months' written notice during the initial lease term provided that such notice cannot be given until 18 months after the commencement of the initial lease term and upon twelve months written notice during any renewal term.

     The lease is a "triple-net" lease pursuant to which the Company will pay real estate taxes, insurance and heating and air conditioning costs. The lease provides for a minimum annual rental of $90,000 during each year of the initial five-year term, $100,000 during each year of the first five-year renewal period, $112,500 during each year of the second five-year renewal period and $125,500 during each year of the third five-year renewal period. In addition to the minimum annual rental, the Company is also required to pay an amount to Moore's Realty equal to (i) 6% of the total gross sales of food and beverages etc. at the facility in each year (excluding taxes and gratuities) (the "gross annual rental") less (ii) the minimum annual rental for that year. Moore's Realty has the right to terminate the lease upon twelve months' prior written notice if, for the preceding lease year, the gross annual rental did not exceed the minimum annual rental for that year.

     The Company expended approximately $1,300,000 to renovate, decorate and equip (kitchen, bar, furniture, fixtures) its Escondido's Mexican Restaurant in Freehold, New Jersey. The bulk of the costs were paid from the proceeds of two bank loans from First Union aggregating $1,200,000. See "Developments Since the Beginning of the Last Fiscal Year - Bank Loans" in this Item 1. During the renovation period, the Company paid an aggregate $15,000 in rents to Moore's Realty with respect to Building B. The Company had no additional cost for the liquor license for these premises, the license being permitted as an expansion of the license on the adjoining "Moore's Tavern and Restaurant."

MOORE'S TAVERN AND RESTAURANT

     In February 2000, the Company executed a lease with Moore's Realty (whose partners are members of the controlling Lombardi Group and other members of the Lombardi family). The lease was of premises on West Main Street (Route 537) in Freehold, New Jersey where an entity affiliated with Moore's Realty, Moore's Inn, Inc. was operating a restaurant and tavern under the name "Moore's Inn." The Company provided consulting services to the operators of Moore's Inn from January 3, 2000 until February 23, 2000 when it executed the following described lease and purchase agreements and commenced to operate the facility under the name "Moore's Tavern and Restaurant."

     The lease was for a five-year term through February 22, 2005 and contains provisions for three consecutive five-year renewals at the Company's option which are automatically effective unless the Company gives written notice at least six months before the end of the initial term or at least six months before the end of the applicable renewal period that it does not intend that such option be exercised. After 18 months, the Company can terminate the lease upon six months' written notice provided that during each of the five-year renewal periods, the Company must provide at least twelve months' prior written notice to terminate.

     The lease is a "triple-net" lease pursuant to which the Company will pay real estate taxes, insurance and heating and air conditioning costs. The lease provides for a minimum annual rental of $90,000 during each year of the initial five-year term, $100,000 during each year of the first five-year renewal period, $112,500 during each year of the second five-year renewal period and $125,500 during each year of the third five-year renewal period. In addition to the minimum annual rental, the Company is also required to pay an amount to Moore's Realty equal to (i) 6% of the total gross sales of food and beverages etc. at the facility in each year (excluding taxes and gratuities) (the "gross annual rental") less (ii) the minimum annual rental for that year. For the fiscal year ended January 27, 2002, the gross rental aggregated $135,859. Moore's Realty has the right to terminate the lease upon twelve months' prior written notice if, for the preceding lease year, the gross annual rental did not exceed the minimum annual rental for that year.

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

     At the time of execution of the lease, Moore's Realty agreed not to sell or lease a building ("Building B") adjacent to the Moore's Inn or the nearby pad site for a proposed building ("Building C") for a period of one year. If during the first year, the Company entered into an agreement to purchase or lease Building B, Moore's Realty agreed not to sell or lease the pad site to anyone other than the Company for an additional one-year period. See "Mexican Theme Restaurants" herein as to the Company's lease of Building B from Moore's Realty in fiscal 2002, renovation of the facility and opening of an "Escondido's
Mexican Restaurant" at the facility in January 2002. At the time of the Company's leasing of Building B, the Company and Moore's Realty executed an amendment to their January 21, 2000 lease agreement extending the initial term of the earlier lease to the termination date provided for in the later lease and similarly extending the renewal periods of the earlier lease to coincide with the renewal periods of the Building B lease.

     The Moore's Tavern and Restaurant, consisting of approximately 7,700 square feet, is free standing and is located on West Main Street (Route 537) in Freehold, New Jersey. The restaurant seats approximately 260 (with an outdoor patio for warm weather use that can seat an additional approximately 40 persons) and accommodates parking for approximately 200 automobiles, the parking to be shared with any businesses operated from Building B (now operated by the Company as an Escondido's Mexican Restaurant), and proposed Building C. The tavern portion of this restaurant is of an historic nature having been initially constructed in the late 18th century and owned by an officer in the American Revolutionary Army. The entire restaurant is decorated in a revolutionary period decor.

     The Moore's Tavern and Restaurant is open for lunch and dinner on a year-round basis. It features an eclectic American food menu offering sandwiches, burgers, steak and other meats, chicken and fish, potatoes, vegetables and desserts, and alcoholic beverages.

SOURCES OF FOOD PRODUCTS

     The food products used by the Company in the operation of its seafood restaurants, its Moore's Tavern and Restaurant and its Escondido's Mexican Restaurants are readily available from a variety of sources including national distributors and local sources on an order basis when needed.

SEASONAL ASPECTS

     To date, the Company's New Jersey seafood restaurants have experienced a significant portion of their sales from May through September whereas its Florida seafood restaurants have experienced a significant portion of their sales from January through April. During its initial period of operation by the Company, Moore's Tavern and Restaurant experienced a seasonality factor similar to but not as dramatic as the seasonality factor of the Company's New Jersey seafood restaurants. The Company's Monmouth Mall restaurant (operated under the name Garcia's until February 1, 2002 and now operated under the name Escondido's Mexican Restaurant) has experienced its greatest sales volume during the Thanksgiving through Christmas period. Management believes that the Freehold, New Jersey Escondido's Mexican Restaurant will experience a seasonality factor more similar to Moore's Tavern and Restaurant due to its location then to the Monmouth Mall restaurant.

TRADEMARKS

     The Company has no patents, trademarks, licenses, franchises or concessions which it regards as material to its restaurant business with the exception of the service mark "Jack Baker's Lobster Shanty"R registered for a 20 year period with the U.S. Patent and Trademark Office in February, 1989, and its rights to use of the names "Moore's Inn" and "Moore's Tavern" as described above. The Company also believes its use of the service mark "Escondido's Mexican Restaurant" is material to its restaurant business. The Company has applied to the United States Commissioner of Trademarks to register the service mark "Escondido's Mexican Restaurant." The application is pending and no assurance can be given that the mark will be registered.

COMPETITION

     The restaurant business is highly competitive and the success of any restaurant depends to a great extent upon the services it supplies and its location. The Company's seafood restaurants compete primarily with other local seafood restaurants and to a lesser extent, with local restaurants serving a more general fare. The principal national competition to the Company's seafood restaurants is the Red Lobster restaurant chain. This chain has substantially greater resources than the Company. The Company's Florida seafood restaurants also face competition from Shells seafood restaurants operating in their area. There are other restaurants in the vicinity of the locations where the Company is now operating its Escondido's Mexican Restaurants, all of which supply competition to the Company's Mexican theme restaurants. In addition, there are other Mexican style restaurants in the area. Typical "chain" competitors, all of which are affiliated with better established and more prominent national chains, are the Friendly Ice Cream chain, Ruby Tuesdays and TGI Fridays. The Moore's Tavern and Restaurant faces competition from local restaurants as well as from national chains including TGI Fridays and Chili's restaurants in the area. There can be no assurance that the Company's units will be able to successfully compete with any of such other restaurants.

GOVERNMENT REGULATION

     The Company is subject to various Federal, state and local laws affecting the operation of its restaurants, including licensing and regulation by health, sanitation, safety and fire departments and alcoholic beverage control authorities. The Company is also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions. While such regulations have not had a material negative impact on the Company's operations to date, difficulties in obtaining necessary licenses or permits could result in delays or cancellations in the opening of new restaurants and increases in the minimum wage could increase the Company's labor costs.

     Each of the Company's New Jersey and Florida restaurants holds a state liquor license and is subject to the liquor licensing laws of New Jersey or Florida (depending on location). Management regards the aggregate and per claim liability insurance which it carries to be adequate for the nature of its operations taking into account the fact that it serves liquor at each location.

EMPLOYEES

     The Company maintains its administrative employees at its executive offices including its principal officers (see "Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act"), secretarial and bookkeeping personnel. Each of the Company's seafood restaurant units employs a general manager, two assistant managers and between

40 and 130 other employees to serve as waitresses, waiters, busboys, bartenders, cooks, dishwashers, kitchen help, hostesses and cashiers (some on a part-time basis). The Company's Escondido's Mexican Restaurant in the Monmouth Mall employs approximately 40 employees. It's Escondido's Mexican Restaurant in Freehold, New Jersey employs between 60 and 70 employees and its Moore's Tavern and Restaurant employs approximately 60 employees, in each case serving similar functions. The Company also presently employs three area supervisors, each responsible for certain of the Company's restaurants. Managerial candidates are recruited for the Company's restaurants from hotel and restaurant management schools, restaurant recruiting agencies, through advertising in restaurant management magazines and by promotion from within the Company's own organization. At January 27, 2002, the Company had approximately 550 employees (including part-time workers). The Company is not a party to any collective bargaining agreements and has enjoyed satisfactory employee relations since inception.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the quarter ended January 27, 2002.

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

                                                Bid Prices
                  Quarter                 ----------------------
                  Ended                     High          Low
                  -------                   ----          ---
          April 28, 2000                  $ 1.07       $  .68
          July 28, 2000                      .72          .60
          October 27, 2000                   .75          .63
          January 26, 2001                   .85          .71875

          April 27, 2001                  $  .90       $  .70
          July 27, 2001                     1.37          .81
          October 26, 2001                  1.41         1.07
          January 25, 2002                  2.15         1.15

     The above quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. They do not necessarily represent actual transactions.

     At January 27, 2002, the number of record holders of the Common Stock was 6,684. Such number of record holders was determined from the Company's shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

     The Company did not sell any of its equity securities during the fiscal year ended January 27, 2002.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements regarding future performance in this Annual Report on Form 10-KSB constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company's actual results and could cause those results to differ materially from the forward-looking statements. Such factors include, but are not limited to, changing market conditions, weather, the state of the economy, substantial increases in insurance costs, the impact of competition to the Company's restaurants, pricing and acceptance of the Company's food products.

FINANCIAL REPORTING

     Financial Reporting Release No. 60, which was recently issued by the Securities and Exchange Commission ("SEC"), requires all registrants to discuss critical accounting policies or methods used in the preparation of financial statements. Note 1 to the consolidated financial statements includes a summary of significant accounting policies and methods used in the preparation of the Company's consolidated financial statements. However, in the opinion of management, the Company does not have any individual accounting policy that is critical to the preparation of its consolidated financial statements. This is due principally to the nature of the accounting requirements of the Company's business. The following is a review of the more significant accounting policies and methods used by the Company.

     Depreciation and Amortization: The Company depreciates its property and equipment and amortizes its goodwill and liquor licenses using straight-line methods. Through January 27, 2002 the Company used forty years to amortize goodwill and liquor licenses. Beginning January 28, 2002 with the adoption of a new accounting standard, the Company will no longer be required to amortize its goodwill and liquor licenses. The Company will continue to review annually its goodwill and liquor licenses for possible impairment or loss of value; however, the Company does not currently anticipate having to record an impairment loss when it adopts the new standard.

     Income Taxes: In fiscal 2002, the Company determined that it was more likely than not that it would able to utilize a portion of its operating loss carryforwards, and accordingly, recognized a deferred tax asset of $1,166,000. Prior to fiscal 2002 the Company had not recognized any benefit associated with the operating loss carryforwards. The recognition of the deferred tax asset was based on management's best assumptions and estimates of future income. These assumptions and estimates will be periodically reviewed and, if needed, adjustments will be made as required.

     Hedging Instruments: As of January 29, 2001, the Company adopted the provisions of the new accounting standard which requires that the fair value of all derivative financial instruments be recorded on the Company's consolidated balance sheet as assets or liabilities. The Company has interest rate swap agreements relating to substantially all of its variable rate debt.

The interest rate swap agreements are designated as cash flow hedges and are reflected at fair value in the consolidated balance sheet and the related losses on these contracts are deferred in shareholders' equity as a component of accumulated other comprehensive (loss).

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

     At January 27, 2002, the Company was operating nine restaurants on a year-round basis. Seven of the restaurants are free-standing seafood restaurants in New Jersey and Florida and are operated under the names "Jack Baker's Lobster Shanty" or "Baker's Wharfside." At said date, the Company was also operating a Mexican theme restaurant in New Jersey under the name "Garcia's." The Company opened its first seafood restaurant in November 1978 and opened its Garcia's restaurant in April 1996. In February 2000, the Company commenced the operation of the ninth restaurant, Moore's Tavern and Restaurant, ("Moore's"), a free-standing restaurant in Freehold, New Jersey serving an eclectic American food type menu. On January 29, 2002, the Company commenced operation of its tenth restaurant, Escondido's Mexican Restaurant ("Freehold"), a Mexican theme restaurant located in Freehold, New Jersey, adjacent to Moore's. On February 1, 2002, Garcia's began to operate under the trade name Escondido's ("Monmouth"). On April 1, 2002, the Company commenced operations of its eleventh restaurant, Mr. Manatee's Casual Grille ("Manatee's"), a casual theme restaurant primarily featuring seafood items, located in Vero Beach, Florida near the Company's Vero Beach, Florida Lobster Shanty.

     Generally, the Company's New Jersey seafood restaurants derive a significant portion of their sales from May through September. The Company's Florida seafood restaurants derive a significant portion of their sales from January through April. The Company's Monmouth Escondido's restaurant derives a significant portion of its sales during the holiday season from Thanksgiving through Christmas. Moore's experiences a seasonality factor similar to but not as dramatic as the seasonality factor of the New Jersey seafood restaurants. The Company anticipates that Freehold Escondido's will experience a seasonality factor similar to Moore's and that Manatee's will follow the seasonality pattern of the other Florida restaurants.

     The Company operated nine restaurants during the year ended January 28, 2001.

     The statements of operations are comprised of a 52-week period for both the year ended January 27, 2002 ("fiscal 2002") and the year ended January 28, 2001 ("fiscal 2001").

RESULTS OF OPERATIONS

SALES

     Sales for the year ended January 27, 2002 were $20,798,300, an increase of $641,400 or 3.2%, as compared to $20,156,900 for the year ended January 28, 2001. The increase includes increases in sales of $321,400 or 13.9% at the Vero Beach, Florida restaurant ("Vero") attributable in part to the completion of a municipal park ("Vero Park") adjacent to the restaurant and a sales increase of $356,000 or 18.7% at Moore's. Moore's operated for the entire thirteen weeks of the first quarter of fiscal 2002 as compared to ten weeks for fiscal 2001's first quarter, whereas the last three quarters of the year include thirty-nine weeks of operations for each year. The remaining seven restaurants combined had decreased sales of $36,000 versus last year primarily due to the September 11, 2001 ("9/11") tragedy and the weak national economy. The 9/11 tragedy had the greatest impact on the Cocoa Beach, Florida restaurant ("Cocoa") because the location of Patrick Air Force Base, a military base south of the restaurant, resulted in the closure of Route A1A, the sole access highway to the restaurant from the south. A1A was closed for approximately four months. During the A1A closure, Cocoa sales dropped approximately 29% versus last year. The number of customers served during fiscal 2002 in the nine restaurants increased by .6% versus fiscal 2001 while the average check paid per customer increased by 2.6%.

GROSS PROFIT; GROSS MARGIN

     Gross profit was 68.4% of sales for fiscal 2002 as compared to 67.8% of sales for fiscal 2001. The primary reason for the improvement was lower costs of high volume seafood items including shrimp, flounder, lobster and scallops which are primary components of the Company's menus. Additionally, Moore's gross profit percentage improved compared to the prior year.

OPERATING EXPENSES

     Total operating expenses increased by 5.5% from $13,053,500 for fiscal 2001 to $13,766,200 for fiscal 2002. Payroll and related expenses were 30.1% of gross sales for fiscal 2002 compared to 29.8% of sales for fiscal 2001. The primary reasons for the increase were salary increases, higher health insurance premiums, and to a lesser extent, the 9/11 impact at Cocoa where management maintained salaries despite the substantial decrease in sales. Other operating expenses increased to 21% of sales for fiscal 2002 versus 20.5% in 2001 primarily due to increases in utility costs, higher occupancy costs due to higher property insurance premiums and rent expenses, a one-time special property assessment of $62,700 at Vero for the restaurant's portion of the Vero Park project and approximately $22,000 in rent and insurance costs at Freehold incurred during construction of Escondido's (Freehold) in the fourth quarter.

     Depreciation and amortization increased by $4,200 during fiscal 2002 versus the prior year. Increases include $5,800 in increased depreciation associated with the purchase of Company vehicles in fiscal 2002 offset by the expiration of fully depreciated assets at the existing restaurants.

     General and administrative expenses were $244,400 higher in fiscal 2002 versus 2001. The primary components of the increase were increases in workers compensation and group health insurance costs of $33,000, higher salaries and payroll taxes of $49,000 and $67,500 more in training and recruiting costs, the majority of which was spent on training the management team and employees for Escondido's (Freehold) which opened during the week following the year ended January 27, 2002. Salaries for fiscal 2002 included $63,900 attributed to the Company's Executive Incentive Bonus Plan ("Bonus Plan") (see "Notes" to Consolidated Financial Statements - Note 9) while salaries in fiscal 2001 attributed to the Bonus Plan were $79,900. Additionally, the Company incurred costs of $80,000 to terminate an agreement with Garcimex of New Jersey and approximately $26,000 in market research and legal costs to develop the trade name Escondido's Mexican Restaurant ("Escondido's"). In 1995 the Company entered into an agreement with Garcimex to open Mexican restaurants in New Jersey under the trade name of Garcia's in exchange for royalty payments of 3% of gross sales. The Company opened its only Garcia's at the Monmouth Mall in Eatontown, New Jersey in April 1996. The Company operated the Monmouth Mall restaurant as a Garcia's and paid the royalty fees through the year end, and on February 1, 2002, the Monmouth Mall restaurant began operating as Escondido's. Trademark applications have been filed to register federal service marks for Escondido's Mexican Restaurant.

     The $2,100 gain on disposal of assets in fiscal 2001 was realized on the disposal of a Company vehicle.

OTHER INCOME AND EXPENSE

     Interest expense was $9,400 higher in fiscal 2002 due to interest expenses associated with $1,200,000 in bank loans the Company borrowed from its primary bank to finance the renovation of the Freehold Escondido's. The loans are repayable in various monthly installments of principal with interest at an annual rate of 7.57% through September 2011. Investment income increased by approximately $48,000 due primarily to dividend income received on investments and capital gains on the sale of investments (see Note 7). Investment income for fiscal 2001 included approximately

$44,700 in interest income associated with notes receivable from the February 1997 sale of discontinued operations (see Note 12).

NET INCOME

     For the year ended January 27, 2002, income from continuing operations was $1,727,000 or $.42 per share, which includes the recognition of a deferred tax asset of $1,166,000 relating to the Company's net operating loss carryforwards (see Note 14). For the previous year, income from continuing operations was $632,600 or $.15 per share and net income was $954,800 or $.22 per share which included a gain of $322,200 realized on the disposal of a discontinued business (see Note 12).

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations primarily from revenues derived from its restaurants.

     The Company's ratio of current assets to current liabilities was 1.90:1 at January 27, 2002, compared to 2.15:1 at January 28, 2001. Working capital was $2,301,500 at the end of fiscal 2002, an increase of $192,600 over the prior year. During fiscal 2002, net cash increased by $248,500. Net cash provided from operating activities was $1,882,000. The primary changes in assets and liabilities included an increase in accounts payable of $173,100 due primarily to payables associated with the opening of Escondido's in Freehold, an increase in accrued expenses and other liabilities of $68,800 resulting primarily from additional rent of $15,700 due to the percentage rent requirements of the Moore's lease (see Note 10) and in an increase of $45,200 in the amount of unredeemed gift certificates held at the year end.

     Investing activities during fiscal 2002 resulted in a net cash outflow of $2,069,100. Capital expenditures were $1,444,600 with the major components including approximately $883,000 for design, construction, furniture and equipment costs at Escondido's in Freehold, $66,800 for new Company vehicles and $494,800 for routine improvements at the other nine restaurants. Other investing activities included the purchase of various investments totaling $1,116,900 offset by $525,700 from the sale of investments and proceeds from maturing certificates of deposit.

     Financing activities for fiscal 2002 generated a net cash flow of $435,200 and included debt repayment of $177,700, bank loan proceeds of $1,200,000 used to finance the construction of Escondido's, and $569,900 to repurchase a block of an aggregate 262,603 shares of the Company's outstanding common stock from three shareholders and their affiliates at $2.10 per share, for cash. The repurchase was authorized by the Company's' Board of Directors and the shares were subsequently canceled. Additionally, approximately $17,200 was paid by the Company to repurchase 17,916 shares of the Company's outstanding stock pursuant to a Stock Repurchase Plan ("Stock Plan") authorized by the Board in May 2000.

During the year ended January 27, 2002, the Company cancelled a total of 24,641 of the repurchased shares, including repurchases incurred during fiscal 2001 (see Note 11). During the third quarter ended October 28, 2001, the Company's
$500,000 bank line of credit ("bank line") was modified to extend the termination date from June 30, 2002 to June 30, 2003. The interest rate is variable, equal to the monthly LIBOR Market Index Rate plus 2.00%. At the year ended January 27, 2002 the entire $500,000 was available for use (see Recent Developments below).

     During fiscal 2001, net cash decreased by $154,700. Net cash provided from operating activities was $1,697,000. The primary changes in assets and liabilities were an increase in inventories of $165,100 due to the addition of Moore's and bulk seafood purchases and an increase in accrued expenses resulting primarily from an increase of $98,200 in accrued payroll costs, including the incentive bonus plan charge, additional rent of $30,200 at Moore's pursuant to percentage rent requirements and an increase of $27,200 in accrued health insurance costs. Investing activities for fiscal 2001 resulted in a net outflow of $1,304,600. Capital expenditures were $949,300 which included $339,000 for the acquisition of furniture, fixtures, and equipment and improvements at
Moore's, $40,500 for Company vehicles, $93,100 for improvements at the Hightstown, New Jersey restaurant, $106,600 for significant improvements at the Florida restaurants and $369,600 for routine restaurant improvements. Additionally, Moore's liquor license was purchased for $357,900. Other investing activities include payments of $570,300 attributed to the sale of a discontinued business and the purchase of various investments totaling $947,900 offset by $459,500 from the sale of investments and proceeds from maturing certificates of deposit. Financing activities in fiscal 2001 resulted in a net cash outflow of $547,100 and include debt repayment of $370,100, the repurchase of 233,334 shares of Chefs' common stock for $168,000 (see Note 12) and approximately $9,000 to repurchase 10,275 shares of Chefs' outstanding stock pursuant to the Stock Plan.

     At the end of fiscal 2002, the Company was in compliance with all of the covenants under its loan agreements with its primary bank, First Union. The Company was also in full compliance at the year ended January 28, 2001.

RECENT DEVELOPMENTS

     On January 29, 2002, the Company opened its tenth restaurant, Escondido's Mexican Restaurant ("Escondido's") in Freehold, New Jersey. Escondido's is open for lunch and dinner on a daily basis. Sales have exceeded management expectations and in addition, sales at Moore's, a Company restaurant adjacent to Escondido's, have continued to increase versus last year on a weekly basis. On February 1,2002, Garcia's, the Company's other Mexican theme restaurant located in the Monmouth Mall in Eatontown, New Jersey, began operating under the trade name Escondido's.

     On April 1, 2002, the Company, after a three month due diligence period, purchased the furniture, fixtures, equipment, liquor license, business name and franchise rights of Mr. Manatee's Casual Grille, a restaurant located in Vero Beach, Florida, for $800,000. The purchase was paid for by a combination of $300,000 in cash and $500,000 in bank financing by drawing down the Company's bank credit line. Management and the bank have agreed in principle to restructure the $500,000 as a five-year term loan. In addition, Management negotiated a five year triple net lease of the real property at an $8,000 per month rental with three five year renewal options and an option to purchase the real property at the end of the first five year term. Mr. Manatee's features a casual menu primarily offering seafood items; has been in business for twelve years in Vero Beach and is located approximately a quarter of a mile from the Company's Lobster Shanty restaurant. Mr. Manatee's has also experienced an increase in sales as a result of the completion of the Vero Park and management is pleased to add the Manatee's concept to the Company's other ten restaurants. Mr. Manatee's serves lunch and dinner, seven days a week and began operations as a Company restaurant on April 1, 2002. Management anticipates that Mr. Manatee's will not negatively impact sales at the Vero Beach Lobster Shanty.

     During the month of April 2002, management negotiated the annual renewals for group health ("health") and property and casualty ("property") insurance coverages. Following a nationwide trend which started before the 9/11 tragedy, the Company renewed both coverages at higher rates than were previously in force. The health renewal resulted in a 20% increase in premiums, despite increased co-pays and deductibles, based primarily on medical inflation running about 15% nationwide and medical claims paid on behalf of Chefs' employees. The property coverage was renewed at an overall increase of 26%. Factors influencing the property increases included the 9/11 tragedy which had a tremendous impact on all insurance companies and the investment losses they experienced in the stock markets. Consequently, the insurance companies have raised premiums and reduced the amount and type of coverages that they are willing to provide while insisting on larger deductibles. Management expects that the insurance increases will have a negative impact on Company operating results for fiscal 2003.

     Management anticipates that funds from operations will be sufficient to meet obligations in fiscal 2003, including projected capital expenditures of approximately $475,000 for routine capital expenditures. A majority of the capital expenditures are expected to occur during the first and second quarters of fiscal 2003.

INFLATION

     It is not possible for the Company to predict with any accuracy the effect of inflation upon the results of its operations in future years. In general, the Company is able to increase menu prices to counteract the majority of the inflationary effects of increasing costs with the exception of the substantial increase in insurance costs that the Company will have to absorb in fiscal 2003.

ITEM 7. FINANCIAL STATEMENTS

     Attached.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE

                            CHEFS INTERNATIONAL, INC.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth certain information with respect to each of the current directors of the Company:

                                                         Date First
Name                       Age     Position              Elected a Director
----                       ---     --------              ------------------

Robert M. Lombardi(a)      50      Chairman of
                                      the Board               May 1999
Nicholas B. Boxter         54      Director                   December 1999
Kenneth Cubelli            48      Director                   December 1999
Raymond L. Dademo          44      Director                   December 1999
Anthony M. Lombardi(a)     46      Director                   July 1999
Joseph S. Lombardi(a)      51      Director                   July 1999
Michael F. Lombardi(a)     53      Director                   July 1999
Stephen F. Lombardi(a)     46      Director                   July 1999

----------
     (a) The five Lombardis who serve as directors are brothers.

     The following table sets forth certain information regarding the executive officers of the Company.

NAME                               AGE       OFFICE

Anthony C. Papalia                 44        President, Treasurer, Chief
                                             Executive Officer, Chief Financial
                                             Officer and Director

Martin W. Fletcher                 49        Secretary

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

DIRECTORS

     Robert M. Lombardi, M.D. is, and for more than the past five years has been principally engaged as a physician and orthopedic surgeon with the Edison-Metuchen Orthopedic Group, a medical practice group located in Edison, New Jersey, where he also serves as a senior officer. He is also an officer of Moore's Inn, Inc. and a partner in Moore's Realty.

     Nicholas B. Boxter, C.P.A. is, and for more than the past five years has been principally engaged in the practice of accountancy with his own firm in Whitehouse, New Jersey.

     Kenneth Cubelli, M.D. is, and for more than the past five years has been principally engaged as a physician and orthopedic surgeon with the Morris County Orthopedic Group in Denville, New Jersey.

     Raymond L. Dademo, Esq. is, and for more than the past five years has been principally engaged as a practicing attorney with his own law firm in Brick, New Jersey.

     Anthony M. Lombardi, D.D.S. is, and for more than the past five years has been principally engaged in the practice of dentistry in Edison, New Jersey. He is also an officer of Moore's Inn, Inc.

     Joseph S. Lombardi, M.D. is, and for more than the past five years has been principally engaged as a physician and orthopedic surgeon with the Edison-Metuchen Orthopedic Group, where he is a senior officer. He is also an officer of Moore's Inn, Inc. and a partner in Moore's Realty.

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

COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

     Based solely upon a review of Forms 3, 4 and 5 the Company believes that with respect to fiscal 2002, all Section 16(a) filing requirements applicable to its officers, directors and beneficial owners of more than 10% of its equity securities were timely complied with except for a late filing made in June 2001 by Michael F. Lombardi regarding his May 2001 purchase of 2,000 shares, late filings made in June 2001 and July 2001 by Robert M. Lombardi regarding his May 2001 and June 2001 purchases of 6,000 shares and 5,300 shares respectively, a late filing made in July 2001 by Stephen F. Lombardi regarding his June 2001 purchase of 4,000 shares, and a late filing made in April 2002 by Raymond L. Dademo regarding his October 2001 purchase of 1,000 shares.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation paid or accrued by the Company during the three fiscal years ended January 27, 2002 to its Chief Executive Officer as well as to any other executive officer of the Company or a subsidiary who earned at least $100,000 during fiscal 2002. During the three-year period ended January 27, 2002, the Company did not grant any restricted stock awards or have any long-term incentive plan in effect. The Company maintains a non-qualified Supplemental Employee Benefit Program for its officers, supervisors, restaurant managers and assistant managers paying annual contributions ranging from $1,000 to approximately $3,000 per individual. The Program provides life insurance death benefits, disability income benefits and retirement income benefits. A former officer and director, James Fletcher, the father of Martin W. Fletcher, is not covered under this Program but the Company agreed that if he remained in its employ until age 65 and left such employ at any time thereafter, the Company would pay him $20,000 annually for the ten year period following such termination of employment or until his death, if he dies prior thereto. To date, the Company has made annual payments over a five year period pursuant to this agreement.

                           SUMMARY COMPENSATION TABLE

                                    Annual Compensation
                                    -------------------
Name and                   Fiscal                              Other Annual
Principal Position         Year     Salary    Bonus(a)         Compensation(b)
------------------         ------   ------    -----            ------------

Anthony Papalia            2002    $169,497     $8,429            $2,008
 President and             2001    $164,557    $14,000            $2,088
 Chief Executive           2000    $159,975        $-0-           $2,088

Martin Fletcher            2002    $98,308      $8,500            $2,908
 Controller and            2001    $95,398     $10,910            $2,902
 Secretary                 2000    $92,674         $-0-           $2,902

----------
(a) In May 2000, the Company's Board of Directors adopted an executive incentive bonus plan providing for an annual cash bonus to be paid to Company employees performing executive type functions with respect to each fiscal year (commencing with fiscal 2001) in which the Company achieved certain specified levels of earnings before deducting interest, income taxes, depreciation and amortization. Extraordinary items are excluded for purposes of the computation. The bonus pool for fiscal 2002 aggregated $63,900 and was distributed to seven employees including Anthony Papalia who received $8,429 and Martin Fletcher who received $8,500.

(b) Represents contributions under the Supplemental Employee Benefit Program.

EMPLOYMENT AGREEMENTS

     At the annual meeting of the Company's stockholders held on December 19, 1995, stockholders ratified employment contracts between the Company and Anthony Papalia as chief executive officer and chief financial officer and between the Company and Martin Fletcher as controller. Each contract expired at the conclusion of the Company's 1999 fiscal year and was automatically renewed on a year by year basis for up to five consecutive additional one-year terms unless either party gave at least six months' prior notice that he or it did not desire such renewal. As no such notice was given during fiscal 1999, each contract was extended for a first renewal year. Mr. Papalia's annual salary under the contract was $150,000 and Mr. Fletcher's annual salary under the contract was $87,000 but each individual's salary was made subject to automatic increase in each Renewal Year based on increases in the Consumer Price Index. If the employment of either individual is terminated other than for cause, he will become entitled to a Severance Payment equal to the amount of his compensation over the balance of the contract term. Each individual is also entitled to terminate his employment and receive a Severance Payment equal to six months' salary in the event of a "change of control" of the

Company. Amendments to each employment contract executed in June 1999 and August 1999 extended the first renewal year through March 31, 2000, renewed each contract for a second renewal year through March 31, 2001 and recast each renewal year so as to commence on April 1 of each year and to expire on March 31 of the following year. Notice of intention not to renew must now be given no later than September 30 of the year preceding the year in which the renewal term commences. In November 2001, each employment contract was further amended to renew the term through March 31, 2005. The amendments retained the automatic salary increase provision based on increases in the Consumer Price Index and provided for an automatic one year renewal in the absence of prior notice not to renew. During fiscal 2002, Mr. Papalia's annual salary was increased to $169,497 and Mr. Fletcher's annual salary was increased to $98,308.

STOCK OPTIONS

     At January 28, 2001 and at January 27, 2002 there were no outstanding employee or non-employee stock options exercisable to purchase shares of Chefs' Common Stock.

DIRECTORS' COMPENSATION

     During fiscal 2002, no compensation was paid to any of the Company's directors for serving in such capacity. Furthermore, no method of compensation has been established at this date for the current directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of March 28, 2002 with respect to their ownership of Chefs' Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of Chefs' outstanding Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all directors and executive officers as a group.

Name and Address of        Shares of Common Stock             Percentage
Beneficial Owner           Beneficially Owned                 Ownership
-------------------        ----------------------             ----------

DIRECTORS*

Robert M. Lombardi              1,333,326(1)                        34%
Nicholas B. Boxter                   --                             --
Kenneth Cubelli                      --                             --
Raymond L. Dademo                   2,000                           --
Anthony Lombardi                  111,001                            3%
Joseph S. Lombardi                685,633                           17%
Michael F. Lombardi               246,010(1)(2)(3)                   6%
Stephen F. Lombardi               111,384(1)(2)(3)                   3%

EXECUTIVE OFFICER*
Anthony C. Papalia                  5,000                           --

All executive officers and
 directors as a group
 (ten persons)                  2,494,354(1)(2)(3)                  63%

----------
* The address of each director and executive officer is c/o the Company, 62 Broadway, Point Pleasant Beach, New Jersey 08742.

     (1) Robert M. Lombardi, Anthony Lombardi, Joseph S. Lombardi, Michael F. Lombardi and Stephen F. Lombardi, Lombardi & Lombardi, P.A. and the Lombardi & Lombardi, P.A. Defined Benefit Pension Plan previously filed a report on
Schedule 13D and amendments thereto indicating that they were acting separately and not as a group but subsequently filed amendments to the Schedule 13D indicating that they are acting as a "group". The five individual Lombardis are brothers and for purposes of this report, they and the above entities are deemed the "Lombardi Group."

     (2) Includes 24,500 shares comprising one-half of the 49,000 shares owned by Lombardi & Lombardi, P.A., of which Michael F. Lombardi and Stephen F. Lombardi are each senior officers.

     (3) Includes 55,883 shares comprising one-half of the 111,666 shares owned by the Lombardi & Lombardi, P.A. Defined Benefit Pension Plan. Michael F.
Lombardi and Stephen Lombardi each have voting and dispositive power with respect to all 111,666 of such shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See Item 1 herein, "Developments Since the Beginning of the Last Fiscal Year" as to the leasing by the Company from an affiliate of the Lombardi Group of Building B in Freehold, New Jersey and opening by the Company of an Escondido's Mexican Restaurant at the site.

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

4.1      Specimen Common Stock Certificate(C)

10.1     Monmouth Mall Shopping Center Lease for Garcia's restaurant(D)

10.2 Employment Agreement dated as of December 19, 1995 between Chefs and Anthony Papalia(D)

10.3 Employment Agreement dated as of December 19, 1995 between Chefs and Martin Fletcher(D)

10.4 Loan Agreement dated October 30, 1998 between the Company and First Union National Bank ("First Union")and the Company's $880,000 Promissory Note issued pursuant thereto for funding utilized by the Company to purchase the Vero Beach, Florida Lobster Shanty Restaurant(A)

10.4.1 Loan Agreement dated September 7, 2001 between the Company and First Union containing the Company's affirmative and negative covenants.

10.5 Lease Agreement executed in January 2000 for Moore's Inn facility, between Moore's Realty Associates ("Moore's Realty") as Landlord and the Company as Tenant(B)

10.5.1 Lease Agreement dated October 1, 2001 for Building B in Freehold, New Jersey between Moore's Realty as Landlord and the Company as Tenant (opened as Escondido's Mexican Restaurant).

10.6 Liquor License Sale/Purchase Agreement executed in January 2000 between Moore's Inn, Inc. as Transferor and the Company as Transferee(B)

10.7 Sale/Purchase Agreement for Furniture, Fixtures and Equipment executed in January 2000 between Moore's Inn, Inc. as Seller and the Company as Purchaser(B)

10.8 Stock and Note Purchase/Sale Agreement as of June 29, 2000 by and among Chefs, Mister Cookie Face, Inc. and Frank Koenemund(G)

10.9     Chefs International Executive Incentive Bonus Plan(G)

10.10 Asset Purchase Agreement dated January 25, 2002 for personal property, furnishings, fixtures and equipment, liquor license, tradename and goodwill of Mr. Manatee's restaurant in Vero Beach, Florida between Causeway Foods, Inc. and Mr. Manatee's Franchise Corporation as Sellers and the Company as Buyer.

10.11 Commercial Lease Option dated April 1, 2002 between Stephen Craig Long as Lessor and the Company as Lessee for the Mr. Manatee's facility.

16.1 Letter of the Company's former auditors, Moore Stephens, P.C. dated April 6, 1999 as required by Item 304(a)(3) of Regulation S-B(E)

16.2 Letter of the Company's former auditors, Edward Isaacs & Company LLP dated October 6, 2000 as required by Item 304 (a) (3) of Regulation S-B(F)

16.3 Independent auditor's report of Edwards Isaacs & Company LLP dated March 27, 2000 with respect to the financial statements for the year ended January 30, 2000(G)

21       Subsidiaries  -  The  following   table   indicates  the  wholly  owned
         subsidiaries of the Company, their respective states of incorporation and the restaurants operated by each

                             State  of
Name                         Incorporation            Restaurants
----                         -------------            -----------

Chefs International          Florida                  Jack Baker's
   Palm Beach, Inc.                                   Lobster Shantys
                                                         Vero Beach and Jensen
                                                         Beach, Florida

Hightstown REB, Inc.         New Jersey               Jack Baker's
                                                      Lobster Shantys
                                                         Pt. Pleasant Beach,
                                                         Toms River and
                                                         Hightstown, New Jersey



----------
     (A) Incorporated by reference to exhibit filed with the Company's annual report on Form 10-KSB for the fiscal year ended January 31, 1999.

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

     (G) Incorporated by reference to exhibit filed with the Company's annual report on Form 10-KSB for the fiscal year ended January 28, 2001

     (B) REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended January 27, 2002.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                                CHEFS INTERNATIONAL, INC.

                                           By  /s/ ANTHONY C. PAPALIA
                                              ----------------------------------
                                              Anthony C. Papalia, President,
                                                Principal Executive, Financial
                                                and accounting officer

                                                     Date: April 25, 2002

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By  /s/ ROBERT M. LOMBARDI          By  /s/ MICHAEL F. LOMBARDI
  ----------------------------         ----------------------------
  Robert M. Lombardi, Chairman         Michael F. Lombardi,
     Of the Board of Directors            Director

     Date: April 25, 2002                 Date: April 25, 2002

By  /s/ ANTHONY LOMBARDI             By  /s/ STEPHEN F. LOMBARDI
  ----------------------------         ----------------------------
  Anthony Lombardi, Director           Stephen F. Lombardi,
                                          Director

     Date: April 25, 2002                  Date: April 25, 2002

By  /s/ JOSEPH S. LOMBARDI
  ----------------------------
  Joseph S. Lombardi, Director

     Date: April 25, 2002

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Chefs International, Inc. and Subsidiaries
Point Pleasant, New Jersey

We have audited the accompanying consolidated balance sheet of Chefs International, Inc. and subsidiaries as of January 27, 2002, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two fiscal years in the period ended January 27, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chefs International, Inc. and subsidiaries as of January 27, 2002, and the results of their operations and their cash flows for each of the two fiscal years in the period ended January 27, 2002 in conformity with accounting principles generally accepted in the United States of America.

                                               /s/ McGladrey & Pullen, LLP
                                               ---------------------------



New York, New York
March 28, 2002

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
JANUARY 27, 2002
--------------------------------------------------------------------------------

ASSETS

Current Assets:
   Cash and cash equivalents                                        $  1,408,062
   Investments                                                           355,825
   Available-for-sale securities                                       1,720,802
   Miscellaneous receivables                                              62,468
   Inventories                                                         1,144,189
   Prepaid expenses                                                      181,459
                                                                    ------------

       TOTAL CURRENT ASSETS                                            4,872,805
                                                                    ------------
Property and Equipment, at cost                                       21,229,149
   Less: Accumulated depreciation                                      8,559,539
                                                                    ------------

       PROPERTY AND EQUIPMENT, NET                                    12,669,610
                                                                    ------------
Other Assets:
   Investments                                                           151,000
   Goodwill - net                                                        430,403
   Liquor licenses - net                                                 821,788
   Equity in life insurance policies                                     589,862
   Deferred income taxes                                               1,166,000
   Other                                                                  61,492
                                                                    ------------

       TOTAL OTHER ASSETS                                              3,220,545
                                                                    ------------

                                                                    $ 20,762,960
                                                                    ============


See notes to consolidated financial statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

JANUARY 27, 2002
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes and mortgages payable                                   $    277,745
   Accounts payable                                                 1,172,442
   Accrued payroll                                                    196,675
   Accrued expenses                                                   462,806
   Gift certificates                                                  461,610
                                                                 ------------

       TOTAL CURRENT LIABILITIES                                    2,571,278
                                                                 ------------
Notes and Mortgages Payable                                         1,816,930
                                                                 ------------
Other Liabilities                                                     618,307
                                                                 ------------
Stockholders' Equity:
   Capital stock - common $.01 par value,
     Authorized 15,000,000 shares,
     Issued 3,969,508                                                  39,695
   Additional paid-in capital                                      31,549,492
   Accumulated deficit                                            (15,739,658)
   Accumulated other comprehensive (loss)                             (89,199)
   Treasury stock                                                      (3,885)
                                                                 ------------

       TOTAL STOCKHOLDERS' EQUITY                                  15,756,445
                                                                 ------------

                                                                 $ 20,762,960
                                                                 ============


See notes to consolidated financial statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JANUARY 27, 2002 AND JANUARY 28, 2001
                                                        2002           2001
--------------------------------------------------------------------------------

Sales                                                 $20,798,333   $20,156,890
Cost of Goods Sold                                      6,570,094     6,487,675
                                                      -----------   -----------

    GROSS PROFIT                                       14,228,239    13,669,215
                                                      -----------   -----------
Operating Expenses:
  Payroll and related expenses                          6,253,547     6,016,792
  Other operating expenses                              4,367,445     4,142,225
  Depreciation and amortization                         1,108,482     1,104,254
  General and administrative expenses                   2,036,725     1,792,320
  (Gain) on disposal of assets                                 --        (2,089)
                                                      -----------   -----------

    TOTAL OPERATING EXPENSES                           13,766,199    13,053,502
                                                      -----------   -----------

    INCOME FROM OPERATIONS                                462,040       615,713
                                                      -----------   -----------
Other Income (Expense):
  Interest expense                                       (115,378)     (105,958)
  Investment income                                       256,054       208,097
                                                      -----------   -----------

    OTHER INCOME, NET                                     140,676       102,139
                                                      -----------   -----------

    INCOME FROM CONTINUING OPERATIONS BEFORE
      INCOME TAXES                                        602,716       717,852

Provision (Credit) for Income Taxes                    (1,124,293)       85,243
                                                      -----------   -----------

    INCOME FROM CONTINUING OPERATIONS                   1,727,009       632,609

Gain on Disposal of Discontinued Ice Cream
  Business                                                     --       322,212
                                                      -----------   -----------

    NET INCOME                                        $ 1,727,009   $   954,821
                                                      ===========   ===========
Income Per Common Share From Continuing Operations    $      0.42   $      0.15
                                                      ===========   ===========
Basic Income Per Common Share                         $      0.42   $      0.22
                                                      ===========   ===========


See notes to consolidated financial statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JANUARY 27, 2002 AND JANUARY 28, 2001

------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Accumulated
                                                                                                 Other
                                                    Capital     Additional                   Comprehensive                Total
                                       Number        Stock        Paid-in       Accumulated     Income     Treasury    Stockholders'
                                     of Shares     Par Value      Capital         Deficit       (Loss)       Stock        Equity
                                     ----------    ---------   ------------    ------------  ------------  --------    ------------
Balance at January 30, 2000           4,488,162    $ 44,882    $ 32,304,487    $(18,421,488)   $     --     $    --    $ 13,927,881
                                                                                                                       ------------
Comprehensive Income:
Net income                                   --          --              --         954,821          --          --         954,821
Net unrealized gains on
  available-for-sale securities              --          --              --              --      51,043          --          51,043
                                                                                                                       ------------
  TOTAL COMPREHENSIVE INCOME                 --          --              --              --          --          --       1,005,864
                                                                                                                       ------------
Repurchase and retirement of
  common stock                         (233,334)     (2,333)       (165,667)             --          --          --        (168,000)
                                                                                                                       ------------
Stock repurchase program                     --          --              --              --          --      (8,980)         (8,980)
                                                                                                                       ------------
Fractional shares conversion              2,257          22             (22)             --          --          --              --
                                     ----------    --------    ------------    ------------    --------     -------    ------------
Balance at January 28, 2001           4,257,085      42,571      32,138,798     (17,466,667)     51,043      (8,980)     14,756,765
                                                                                                                       ------------
Comprehensive Income:
Net income                                   --          --              --       1,727,009          --          --       1,727,009
Net unrealized (loss) on
  available-for-sale securities
  arising during period                      --          --              --              --     (52,703)         --         (52,703)
Reclassification adjustment for
  gains realized on available-for-
  sale securities                            --          --              --              --     (32,117)         --         (32,117)
Change in fair value of derivatives
   accounted for as hedges                   --          --              --              --     (55,422)         --         (55,422)
                                                                                                                       ------------
   TOTAL COMPREHENSIVE INCOME                --          --              --              --          --          --       1,586,767
                                                                                                                       ------------
Repurchase and retirement of
  common stock                         (262,603)     (2,626)       (567,270)             --          --          --        (569,896)
                                                                                                                       ------------
Stock repurchase program                (24,641)       (246)        (22,040)             --          --       5,095         (17,191)
                                                                                                                       ------------
Fractional shares conversion               (333)         (4)              4              --          --          --              --
                                     ----------    --------    ------------    ------------    --------     -------    ------------
Balance at January 27, 2002           3,969,508    $ 39,695    $ 31,549,492    $(15,739,658)   $(89,199)    $(3,885)   $ 15,756,445
                                     ==========    ========    ============    ============    ========     =======    ============


See notes to consolidated financial statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JANUARY 27, 2002 AND JANUARY 28, 2001

                                                                         2002           2001
-----------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net income                                                         $ 1,727,009    $   954,821
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                    1,108,482      1,104,254
      Deferred income taxes                                           (1,166,000)            --
      Gain on sale of assets and investments                             (55,852)        (2,089)
      Gain on disposal of discontinued business                               --       (322,212)
      Changes in assets and liabilities:
        (Increase) decrease in:
          Miscellaneous receivables                                       47,024        (46,455)
          Inventories                                                    (14,929)      (165,126)
          Prepaid expenses                                                (5,272)       (23,171)
        Increase (decrease) in:
          Accounts payable                                               173,066        (16,826)
          Accrued expenses and other liabilities                          68,800        268,082
          Income taxes payable                                                --        (54,300)
                                                                     -----------    -----------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                      1,882,328      1,696,978
                                                                     -----------    -----------

Cash Flows From Investing Activities:
  Purchase of property and equipment                                  (1,444,530)      (949,340)
  Liquor license purchase                                                     --       (357,873)
  Net proceeds from sale of assets                                            --          2,089
  Sale or redemption of investments                                      525,696        459,500
  Purchase of investments                                             (1,116,928)      (947,920)
  Due on sale of discontinued operations - payments                           --        570,330
  Equity in life insurance policies                                      (44,747)       (39,511)
  Other                                                                   11,457        (41,853)
                                                                     -----------    -----------
       NET CASH (USED IN) INVESTING ACTIVITIES                        (2,069,052)    (1,304,578)
                                                                     -----------    -----------

Cash Flows From Financing Activities:
  Proceeds from debt                                                   1,200,000             --
  Repayment of debt                                                     (177,707)      (370,087)
  Purchase of common stock                                              (569,896)      (168,000)
  Purchase of treasury stock                                             (17,191)        (8,980)
                                                                     -----------    -----------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               435,206       (547,067)
                                                                     -----------    -----------
       NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              248,482       (154,667)

Cash and Cash Equivalents:
  Beginning                                                            1,159,580      1,314,247
                                                                     -----------    -----------
  Ending                                                             $ 1,408,062    $ 1,159,580
                                                                     ===========    ===========

Supplemental Disclosure of Cash Flow Information:
  Cash payment for:
     Interest                                                        $   111,629    $   107,522
                                                                     ===========    ===========
     Income taxes                                                    $    58,626    $   136,826
                                                                     ===========    ===========

Noncash Transactions:
  Increase (decrease) in fair value of securities available for sale $   (84,820)   $    51,043
                                                                     ===========    ===========
  Change in fair value of derivatives accounted for as hedges        $   (55,422)   $        --
                                                                     ===========    ===========
  Accounts payable for purchase of property and equipment            $   417,100    $        --
                                                                     ===========    ===========


See notes to consolidated financial statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
      POLICIES

      Business:

      Chefs International, Inc. and its subsidiaries (the "Company") operate seven seafood restaurants, located in New Jersey and Florida, generally under the trade name, "Lobster Shanty". The Company also operates Escondido's Mexican Restaurant and Moore's Tavern and Restaurant, an eclectic American restaurant. Escondido's and Moore's Tavern are both located in New Jersey. Segment information is not presented since all of the Company's revenue is attributable to a single reportable segment.

      Principles of Consolidation:

      The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

      Concentrations of Credit Risk:

      The Company maintains cash balances at several financial institutions in New Jersey and Florida. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 at each financial institution. Uninsured cash balances totaled approximately $1,172,200.

      Cash and Cash Equivalents:

      Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.

      Investments:

      Investments consist of certificates of deposit and are classified as current or long-term based on their maturities at the balance sheet date.

      Available-for-Sale Securities:

      At January 27, 2002, available-for-sale securities consist of convertible bonds, mutual funds, and equity securities. Available-for-sale securities are carried at fair value with unrealized gains or losses reported in a separate component of stockholders' equity. Realized gains or losses are determined based on the specific identification method.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
      POLICIES (Continued)

      Available-for-Sale Securities (Continued):

      Details as to available-for-sale securities at January 27, 2002 are as follows:

                                            Gross         Gross
                                Gross     Unrealized    Unrealized       Fair
                                Cost        Gains        (Losses)        Value
                             ----------   ---------    -----------    ----------
      Convertible bonds      $   33,450   $  11,235    $    (1,200)   $   43,485
      Mutual funds            1,251,534       9,941        (98,270)    1,163,205
      Equity securities         469,595      68,871        (24,354)      514,112
                             ----------   ---------    -----------    ----------
                             $1,754,579   $  90,047    $  (123,824)   $1,720,802
                             ==========   =========    ===========    ==========

      Inventories:

      Inventories consist of food, beverages and supplies. Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market.

      Property and Equipment and Depreciation:

      Property and equipment are carried at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method ranging from 3 to 40 years.

      Goodwill and Liquor Licenses:

      Goodwill represents cost in excess of fair value of businesses acquired. Goodwill and liquor licenses are being amortized over an estimated useful life of 40 years under the straight-line method.

      Impairment:

      Certain long-term assets of the Company, including goodwill, liquor licenses and property and equipment, are reviewed on a restaurant by restaurant basis at least annually as to whether their carrying value has become impaired. This evaluation is done by comparing the carrying value of the asset to the value of the projected undiscounted 10 year estimate of net cash flow from related operations. Impairment, if any, is measured by the amount that the carrying value of the asset exceeds the fair value usually measured by projected undiscounted net cash flow.

      Management also re-evaluates annually the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of January 27, 2002, management expects these assets to be fully recoverable.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
      POLICIES (Continued)

      Income Taxes:

      Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

      Advertising:

      The Company expenses advertising costs as incurred. Advertising costs for fiscal 2002 and 2001 were $471,172 and $500,932, respectively.

      Use of Estimates:

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      52-53 Week Period:

      The Company's year-end is the last Sunday in January. The statements of operations are comprised of a 52-week period both for fiscal 2002 and 2001.

2.    NEW ACCOUNTING STANDARDS

      Effective January 29, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Under this guidance, all derivative instruments are recognized as assets or liabilities in the consolidated balance sheet at fair value.

      The Company has entered into interest rate swap contracts under which the Company agrees to pay fixed-rates of interest. The contracts are considered to be a hedge against changes in the amount of future cash flows associated with the Company's interest payments on variable-rate debt obligations. Accordingly, the interest rate swap contracts are designated as cash flow hedges and are reflected at fair value in the consolidated balance sheet and the related gains or losses on these contracts are deferred in shareholders' equity (as a component of accumulated other comprehensive income (loss)). To the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. The net effect of this accounting on the Company's operating results is that interest expense on the portion of variable-rate debt being hedged is generally recorded based on fixed interest rates.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.    NEW ACCOUNTING STANDARDS (Continued)

      The value of the swaps upon initial application of SFAS 133 was not material.

      During 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Effective January 28, 2002, the Company will no longer be required to amortize indefinite life goodwill and intangible assets (liquor licenses) as a charge to earnings. In addition, the Company will be required to conduct an annual review of goodwill and other intangible assets for potential impairment. The Company does not currently anticipate having to record a charge to earnings for the potential impairment of goodwill or other intangible assets as a result of adopting these new standards.

3.    INVENTORIES

      Inventories consist of the following:

         Food                                         $   564,547
         Beverages                                        149,735
         Supplies                                         429,907
                                                      -----------
                                                      $ 1,144,189
                                                      ===========

4.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

         Land                                         $ 3,270,041
         Buildings and improvements, including
           leaseholds                                  15,529,046
         Furniture and equipment                        2,224,453
         Construction in progress                         102,774
         China, glassware and utensils(a)                 102,835
                                                      -----------
                                                      $21,229,149
                                                      ===========

      (a) Carried at original cost for each restaurant. All replacement purchases are charged to expense as incurred.

      Depreciation expense was $1,054,739 and $1,050,495 for fiscal 2002 and 2001, respectively.

5.    INTANGIBLE ASSETS

      Intangible assets consist of:
                                                                Liquor
                                                 Goodwill      Licenses
                                                ---------    -----------
         Cost                                   $ 949,820    $ 1,195,180
         Less: Accumulated amortization           519,417        373,392
                                                ---------    -----------

                                                $ 430,403    $   821,788
                                                =========    ===========

      Amortization expense was $53,743 and $53,758 for fiscal 2002 and 2001, respectively.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6.    NOTES AND MORTGAGES PAYABLE

      Mortgages payable in various monthly installments to
      amortize the mortgages at the rate of $120,000 annually,
      through September 2011 with interest at LIBOR plus 2.00%,
      collateralized by real estate located in Pt. Pleasant
      Beach, New Jersey                                             $1,195,000

      Mortgage payable in monthly installments of $8,319,
      inclusive of interest at LIBOR plus 2.00%, through November
      2008, collateralized by real estate located in Vero Beach,
      Florida                                                          773,609

      Mortgage payable in various monthly installments to
      amortize the mortgage at the rate of $105,000 annually,
      through December 2002 with interest at LIBOR plus 1.50%,
      collateralized by real estate located in Toms River, New
      Jersey                                                            93,000

      Mortgage payable in monthly installments of $2,067 through
      May 2003, plus interest at LIBOR plus 2.25%, collateralized
      by real estate located in Toms River, New Jersey                  33,066
                                                                    ----------
                                                                     2,094,675
      Less: Current maturities                                         277,745
                                                                    ----------
                                                                    $1,816,930
                                                                    ==========

      Annual maturities for fiscal years 2004 through 2007 are $171,491, $166,346, $170,770 and $174,909, respectively.

      At January 27, 2002, the Company has a $500,000 line of credit which is collateralized by real estate located in Toms River, New Jersey. The line is due June 30, 2003 and bears interest at LIBOR plus 2.00%. At January 27, 2002, there were no amounts used under the line of credit.

      LIBOR was 1.86% at January 27, 2002.

      As of January 27, 2002, the Company had interest rate swap agreements relating to substantially all of the Company's variable rate debt. Unrealized net losses under the interest rate swap agreements totaled approximately $55,000 at January 27, 2002. These unrealized net losses are recorded in Accumulated Other Comprehensive Income (Loss) in the consolidated balance sheet. Since the Company does not intend to terminate the swap agreements during the upcoming year, the Company does not anticipate that any of these unrealized losses will be reclassified into earnings in the next twelve months. No gain or loss was recognized in earnings during the year ended January 27, 2002 as a result of hedge ineffectiveness.

      All of the Company's mortgages and loans are with the same financial institution. The loan covenant governing the borrowings includes, among other items, requirements relating to tangible net worth, capital expenditures and working capital components.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.    INVESTMENT INCOME

      The components of investment income are summarized as follows:

                                                  2002             2001
                                                --------         --------
      Interest income                           $ 68,718         $160,624
      Dividends                                  131,484           45,214
      Realized gain on sales of
        available-for-sale securities             55,852            2,259
                                                --------         --------
                                                $256,054         $208,097
                                                ========         ========

8.    RETIREMENT PROGRAMS

      The Company has a non-qualified supplemental retirement program which provides life insurance to certain eligible employees. The Company is the owner of all cash values of the policies. The death benefit is split, reimbursing the Company for premiums paid with the balance paid to the beneficiary designated by the employee. Employees vest in the program after ten years, with the option to take ownership of the policy at that time or let the Company continue to fund the policy. The Company has recorded, as a long-term asset in the accompanying balance sheet, its equity in life insurance for premiums advanced and has included in other long-term liabilities the Company's estimated liability for the amount of the equity in life insurance which the Company will be required to turn over to employees.

      Additionally, the Company has an agreement with a former director/employee which provides for the payment of $20,000 per year through 2007. The discounted present value of this agreement is included in other long-term liabilities. The amount has been partially insured with a life insurance contract owned by the Company.

      The Company's expense for these plans was $44,521 and $42,840, for fiscal 2002 and 2001, respectively.

9.    EXECUTIVE INCENTIVE BONUS PLAN

      In Fiscal 2001, the Board of Directors approved an executive incentive bonus plan which provides eligible employees an annual cash bonus if the Company achieves certain financial goals. The charge to operations applicable to the incentive plan for fiscal 2002 and 2001 was $63,929 and $79,910, respectively.

10.   TRANSACTIONS WITH RELATED PARTIES

      In December 1999, the Company entered into an agreement with a company controlled by the principal shareholders of the Company. The agreement called for the Company to provide consulting to the officers and employees of the company concerning all matters relating to the operation of a restaurant and tavern known as Moore's Inn. The agreement provided for the Company to receive fees of $1,800 per week. Consulting income for fiscal 2001, pursuant to this agreement, was $6,093. The agreement terminated on February 23, 2000, when the Company acquired the assets of Moore's Inn.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10.   TRANSACTIONS WITH RELATED PARTIES (Continued)

      Upon acquiring the assets of Moore's Inn the Company entered into a five-year lease for the restaurant property with a partnership owned by the principal shareholders of the Company. The lease requires minimum annual rentals of $90,000, plus percentage rent of 6% of sales exceeding $1.5 million. The lease contains three five-year renewal options.

      On October 1, 2001, the Company entered into a five-year lease for the property adjacent to Moore's Inn for the Company's new restaurant, Escondido's Mexican Restaurant (Note 16). The terms of this lease are the same as the lease for Moore's Inn.

      Rent expense paid pursuant to these leases for fiscal 2002 and 2001 was $150,859 and $114,497, respectively, which included percentage rent of $45,859 and $30,187, respectively.

      The Company has a retirement agreement with a former director/employee (see Note 8).

11.   COMMITMENTS AND CONTINGENCIES

      Leases:

      The Company leases restaurants, parking lots and equipment under operating leases expiring at various times through fiscal 2009.

      Minimum future rental payments under noncancelable operating leases as of January 27, 2002 are as follows:

                   2003                   $   329,733
                   2004                       311,572
                   2005                       312,632
                   2006                       313,692
                   2007                       287,177
               Thereafter                     134,682
                                          -----------
                                          $ 1,689,488
                                          ===========

      Total rent expense, including rent paid to related parties, was $352,481 and $296,926, for fiscal 2002 and 2001, respectively.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11.   COMMITMENTS AND CONTINGENCIES (Continued)

      Employment Agreements:

      The Company has employment agreements through March 2005 with two employees for annual amounts ranging from $99,100 to $170,800. The agreements provide for annual adjustments based on the increase in the consumer price index. These agreements also provide for lump sum payments in the event of the termination of the employees without cause or a change in control of the Company, as defined, for a portion of the unexpired term of the contracts.

      Stock Repurchase Plan:

      On May 24, 2000 the Board of Directors authorized the Company to repurchase over a two-year period up to 400,000 shares of its outstanding stock at market price. Through January 27, 2002, the Company had repurchased 28,191 shares for $26,171, of which 24,641 shares had been retired.

      Additionally, on August 14, 2001 the Board of Directors authorized the Company to purchase a block of 262,603 common shares for $569,896. These common shares were purchased on August 29, 2001.

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

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

12.   GAIN ON DISPOSAL OF DISCONTINUED ICE CREAM BUSINESS (Continued)

      Cash received for Notes B and C prior to June 30, 2000 were applied to principal and interest based on the discounted note payment schedules, which resulted in an additional $5,848 of interest income being recognized in fiscal 2001 and was applied as follows:

      Interest income                              $ 44,698
                                                   ========
      Average recorded investment in loans         $ 93,565
                                                   ========
      Cash basis interest income                   $ 46,667
                                                   ========

13.   EARNINGS PER SHARE

      The weighted average number of shares outstanding used to compute basic earnings per share for fiscal 2002 and 2001 was 4,129,205 and 4,350,799, respectively.

14.   INCOME TAXES

      Provision (credit) for income taxes consist of the following:

                                      2002           2001
                                  -----------      --------
      Current - Federal           $     3,338      $ 19,000
              - State                  38,369        66,243
      Deferred                     (1,166,000)           --
                                  -----------      --------
                                  $(1,124,293)     $ 85,243
                                  ===========      ========

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


14.   INCOME TAXES (Continued)

      The significant components of deferred tax assets and liabilities as of January 27, 2002 are as follows:

      Deferred Tax Assets:
        Tax loss carryforwards                           $ 2,276,000
        Alternative minimum tax credit carryforward           38,000
        Other                                                 94,000
                                                         -----------
      Gross deferred tax assets                            2,408,000
      Valuation allowance                                  1,230,000
                                                         -----------
          TOTAL DEFERRED TAX ASSETS                        1,178,000

      Deferred Tax Liability:
        Other                                                 12,000
                                                         -----------
          NET DEFERRED TAX ASSETS                        $ 1,166,000
                                                         ===========

      As of January 27, 2002, a valuation allowance of $1,230,000 has been provided for because, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. The net change in the valuation allowance for fiscal 2002 was a reduction of $1,742,000. During fiscal 2002, the Company recognized a deferred tax asset of $1,166,000 as management determined that it is more likely than not that future taxable income will be sufficient to partially utilize the net operating loss carryforwards. The remaining part of the reduction for 2002 was due to the utilization and expiration of tax loss carryforwards.

      The  Company  has   available   at  January  27,  2002,   operating   loss
      carryforwards as follows:

      Year of Expiration
      ------------------
             2003                                 $ 2,072,345
             2004                                   2,942,316
             2005                                     472,062
             2006                                     220,595
             2007                                     215,047
             2008                                     196,704
             2009                                     155,075
             2010                                     103,553
             2011                                     144,559
             2012                                      88,405
                                                  -----------
                                                  $ 6,610,661
                                                  ===========

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

14.   INCOME TAXES (Continued)

      The difference between the tax provision at the statutory Federal income tax rate and the tax provision attributable to income from continuing operations before income tax for the years ended January 27, 2002 and January 28, 2001 are as follows:

                                               2001        2000
                                              ------      -----
      Federal statutory rate                    34.0%      34.0%
      State taxes net of Federal benefit         5.0        5.0
      Valuation allowance change                11.2       23.5
      Deferred tax asset recognized           (193.4)        --
      Operating loss carryforwards             (43.3)     (50.7)
                                              ------      -----
          EFFECTIVE RATE                      (186.5)%     11.8%
                                              ======      =====

15.   FINANCIAL INSTRUMENTS

      The carrying amounts reflected in the consolidated balance sheet for cash and cash equivalents, investments, receivables and notes and mortgages payable approximate their respective fair values. Fair values are based primarily on quoted prices for those or similar instruments.

16.   SUBSEQUENT EVENTS

      On January 29, 2002, the Company opened its tenth restaurant, another Escondido's Mexican Restaurant. The Company had previously entered into a five-year lease for the restaurant property with a partnership owned by the principal shareholders of the Company (see Note 10).

      On January 25, 2002, the Company entered into an agreement to acquire for $800,000 the furniture, fixtures, equipment, liquor license and franchising rights of a restaurant business located in Florida known as Mr. Manatee's Casual Grille. The Company anticipates that the acquisition will be completed by April 2002. In connection with the acquisition, the Company entered into a five-year lease, effective April 1, 2002, which requires minimum annual rentals of $96,000. The lease contains three five-year renewal options and includes an option for the Company to purchase the property during the first term of the lease for $1,075,000.