Form 10QSB
period 2002-04-28
CHEFS INTERNATIONAL INC
filed 2002-06-07
CIK 201424

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended APRIL 28, 2002

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

         Class                                 Outstanding Shares at May 6, 2002
----------------------------                   ---------------------------------
Common Stock, $.01 par value                               3,965,966

                            CHEFS INTERNATIONAL, INC.

                                    I N D E X



PART I       FINANCIAL INFORMATION                                     PAGE NO.
             ---------------------                                     --------

             ITEM 1.  Consolidated Financial Statements

             Consolidated Balance Sheets -                               1 - 2
             April 28, 2002 and January 27, 2002

             Consolidated Statements of Operations -                       3
             Three Months Ended April 28, 2002 and
             April 29, 2001

             Consolidated Statements of Cash Flows -                       4
             Three Months Ended April 28, 2002 and
             April 29, 2001

             Notes to Consolidated Financial Statements                  5 - 6

             ITEM 2.  Management's Discussion and Analysis               7-10
             of Financial Condition and Results of Operations

PART II      OTHER INFORMATION                                            11
             -----------------

                         PART I - FINANCIAL INFORMATION

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                    April 28,        January 27,
                                                       2002             2002
                                                   -----------       -----------
                                                   (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                       $   727,842       $ 1,408,062
   Investments                                         256,825           355,825
   Available-for-sale securities                     1,793,959         1,720,802
   Miscellaneous receivables                            75,824            62,468
   Inventories                                       1,200,926         1,144,189
   Prepaid expenses                                     89,768           181,459
                                                   -----------       -----------

   TOTAL CURRENT ASSETS                              4,145,144         4,872,805
                                                   -----------       -----------

PROPERTY, PLANT AND EQUIPMENT, at cost              21,641,333        21,229,149

   Less: Accumulated depreciation                    8,849,314         8,559,539
                                                   -----------       -----------

   PROPERTY, PLANT AND EQUIPMENT, net               12,792,019        12,669,610
                                                   -----------       -----------


OTHER ASSETS:
   Investments                                         100,000           151,000
   Goodwill - net                                    1,012,942           430,403
   Liquor licenses - net                               884,764           821,788
   Non-competition agreement - net                      61,927                --
   Equity in life insurance policies                   589,862           589,862
   Deferred income taxes                             1,158,000         1,166,000
   Other                                                58,735            61,492
                                                   -----------       -----------

   TOTAL OTHER ASSETS                                3,866,230         3,220,545
                                                   -----------       -----------

                                                   $20,803,393       $20,762,960
                                                   ===========       ===========



The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    April 28,        January 27,
                                                       2002             2002
                                                   -----------       -----------
                                                   (Unaudited)

CURRENT LIABILITIES:
   Notes and mortgages payable                     $   266,516       $   277,745
   Accounts payable                                    717,165         1,172,442
   Accrued payroll                                     236,141           196,675
   Accrued expenses                                    550,392           462,806
   Gift certificates                                   342,427           461,610
                                                   -----------       -----------

         TOTAL CURRENT LIABILITIES                   2,112,641         2,571,278
                                                   -----------       -----------

NOTES AND MORTGAGES PAYABLE                          2,279,893         1,816,930
                                                   -----------       -----------

OTHER LIABILITIES                                      630,576           618,307
                                                   -----------       -----------

STOCKHOLDERS' EQUITY:
   Capital stock - common $.01 par value,
      Authorized 15,000,000 shares,
      Issued 3,969,516                                  39,695           39,695
   Additional paid-in capital                       31,549,492       31,549,492
   Accumulated deficit                             (15,703,814)     (15,739,658)
   Accumulated other comprehensive (loss)             (101,205)         (89,199)
   Treasury stock                                       (3,885)          (3,885)
                                                   -----------      -----------

         TOTAL STOCKHOLDERS' EQUITY                 15,780,283       15,756,445
                                                   -----------      -----------

                                                   $20,803,393      $20,762,960
                                                   ===========      ===========



The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

        THREE MONTHS ENDED APRIL 28, 2002 AND APRIL 29, 2001 (Unaudited)


                                                       2002             2001
                                                    ----------       ----------

SALES                                               $5,643,129       $5,118,623

COST OF GOODS SOLD                                   1,735,058        1,637,515
                                                    ----------       ----------

      GROSS PROFIT                                   3,908,071        3,481,108
                                                    ----------       ----------

OPERATING EXPENSES:
   Payroll expenses                                  1,826,696        1,563,026
   Other operating expenses                          1,251,714        1,074,981
   Depreciation and amortization                       290,825          278,161
   General and administrative expenses                 488,428          436,377
                                                    ----------       ----------

      TOTAL OPERATING EXPENSES                       3,857,663        3,352,545
                                                    ----------       ----------

      INCOME FROM OPERATIONS                            50,408          128,563
                                                    ----------       ----------

OTHER INCOME (EXPENSE):
   Interest expense                                    (43,756)         (21,980)
   Investment income                                    43,192           41,955
                                                    ----------       ----------

      OTHER INCOME, NET                                   (564)          19,975
                                                    ----------       ----------

      INCOME BEFORE INCOME TAXES                        49,844          148,538

PROVISION FOR INCOME TAXES                              14,000           20,000
                                                    ----------       ----------

      NET INCOME                                    $   35,844       $  128,538
                                                    ==========       ==========

BASIC INCOME PER COMMON SHARE                       $      .01       $      .03
                                                    ==========       ==========

Number of shares outstanding                         3,965,966        4,245,469

The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

        THREE MONTHS ENDED APRIL 28, 2002 AND APRIL 29, 2001 (Unaudited)


                                                          2002          2001
                                                       ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                          $   35,844    $  128,538
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                    290,825       278,161
         Deferred income taxes                              8,000            --
         Gain on sale of assets and investments            (5,900)           --
         Changes in assets and liabilities:
            (Increase) decrease in:
               Miscellaneous receivables                  (13,356)       47,901
               Inventories                                (32,262)       63,347
               Prepaid expenses                            91,691      (132,371)
            Increase (decrease) in:
               Accounts payable                           (38,177)      187,374
               Accrued expenses and other liabilities       6,464       (32,703)
               Income taxes payable                            --        13,636
                                                       ----------    ----------

   NET CASH PROVIDED BY OPERATING ACTIVITIES              343,129       553,883
                                                       ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                 (694,425)     (284,497)
      Acquisition of restaurant assets                   (867,826)           --
      Sale or redemption of investments                   176,053       121,250
      Purchase of investments                             (91,642)     (236,798)
      Other                                                 2,757        43,853
                                                       ----------    ----------

   NET CASH (USED IN) INVESTING ACTIVITIES             (1,475,083)     (356,192)
                                                       ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from debt                                  500,000            --
      Repayment of debt                                   (48,266)      (33,373)
      Purchase of treasury stock                               --        (6,302)
                                                       ----------    ----------

   NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                                451,734       (39,675)
                                                       ----------    ----------

   NET (DECREASE) INCREASE IN CASH AND
      CASH EQUIVALENTS                                   (680,220)      158,016

CASH AND CASH EQUIVALENTS:
      Beginning                                         1,408,062     1,159,580
                                                       ----------    ----------
      Ending                                           $  727,842    $1,317,596
                                                       ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash payment for:
         Interest                                      $   41,562    $   21,954
                                                       ==========    ==========
         Income taxes                                  $      240    $    3,500
                                                       ==========    ==========

Noncash Transactions:
   Increase (decrease) in fair value of securities
      available for sale                               $    1,668    $   (2,608)
                                                       ==========    ==========

   Change in fair value of derivatives accounted
      for as hedges                                    $  (13,674)   $       --
                                                       ==========    ==========


The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 1: BASIS OF PRESENTATION

The accompanying financial statements have been prepared by Chefs International, Inc. (the "Company") and are unaudited. In the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements pursuant to the rules and regulations of the SEC. The consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 27, 2002 and notes thereto included in the Company's Annual Report on Form 10-KSB filed with the SEC. The results of operations and the cash flows for the three month period ended April 28, 2002 presented in the consolidated financial statements are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

NOTE 2: ACQUISITION

On April 1, 2002, the Company acquired for $867,826 the inventory, furniture, fixtures, equipment, liquor license and franchising rights of a restaurant business located in Florida known as Mr. Manatee's Casual Grille. In connection with the acquisition, the Company entered into a five-year lease, effective April 1, 2002, which requires minimum annual rentals of $96,000. The lease contains three five-year renewal options and includes an option for the Company to purchase the property during the first term of the lease for $1,075,000.

NOTE 3: EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period.

NOTE 4: INVENTORIES

Inventories consist of the following:       April 28, 2002      January 27, 2002
                                            --------------      ----------------
   Food                                       $  580,797           $  564,547
   Beverages                                     164,840              149,735
   Supplies                                      455,289              429,907
                                              ----------           ----------
                                              $1,200,926           $1,144,189
                                              ==========           ==========

NOTE 5: INCOME TAXES

At April 28, 2002, the Company had net deferred tax assets of approximately $2,388,000 arising principally from net operating loss carryforwards. However, due to the uncertainty that the Company will generate sufficient income in the future to fully or partially utilize these carryforwards, an allowance of $1,230,000 has been established to offset these assets.

Management  has  determined  that it is more likely than not that future taxable
income  will  be  sufficient  to  partially   utilize  the  net  operating  loss
carryforwards.

NOTE 6: DEPRECIATION AND AMORTIZATION

The Company depreciates its property and equipment using the straight-line method over the estimated useful lives of the assets, ranging from three to forty years. Beginning January 28, 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets". Pursuant to this standard the Company no longer amortizes its goodwill and liquor licenses. The Company will continue to review its goodwill and liquor licenses for possible impairment of loss of value. No impairment provision was required upon the adoption of this standard or as of April 28, 2002.

NOTE 7: HEDGING INSTRUMENTS

As of January 29, 2001, the Company adopted the provisions of the new accounting standard, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that the fair value of all derivative financial instruments be recorded on the Company's consolidated balance sheet as assets or liabilities. The Company has interest rate swap agreements relating to substantially all of its variable rate debt. The interest rate swap agreements are designated as cash flow hedges and are reflected at fair value in the consolidated balance sheet and the related losses on these contracts are deferred in shareholders' equity as a component of accumulated other comprehensive (loss).

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements regarding future performance in this Quarterly Report on Form 10-QSB constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company's actual results and could cause those results to differ materially from the forward-looking statements. Such factors include, but are not limited to, changing market conditions, weather, the state of the economy, substantial increases in insurance costs (in addition to those substantial increases which commenced in April 2002), the impact of competition to the Company's restaurants, pricing and acceptance of the Company's food products.

OVERVIEW

The  Company's  principal  source  of  revenue  is from  the  operations  of its restaurants. The Company's cost of sales includes food and liquor costs. Operating expenses include labor costs, supplies and occupancy costs (rent,
insurance  and  utilities),   marketing  and  maintenance  costs.   General  and
administrative expenses include costs incurred for corporate support and administration, including the salaries and related expenses of personnel and the costs of operating the corporate office at the Company's headquarters in Point Pleasant Beach, New Jersey.

The Company currently operates eleven restaurants on a year-round basis. At the year ended January 27, 2002, the Company was operating nine restaurants on a year-round basis. Seven of the restaurants are free-standing seafood restaurants in New Jersey and Florida and are operated under the names "Jack Baker's Lobster Shanty" or "Baker's Wharfside." At said date, the Company was also operating a Mexican theme restaurant in New Jersey under the name "Garcia's." The Company opened its first seafood restaurant in November 1978 and opened its Garcia's restaurant in April 1996. In February 2000, the Company commenced the operation of the ninth restaurant, Moore's Tavern and Restaurant, ("Moore's"), a free-standing restaurant in Freehold, New Jersey serving an eclectic American food type menu. On January 29, 2002, the Company commenced operation of its tenth restaurant, Escondido's Mexican Restaurant ("Freehold"), a Mexican theme restaurant located in Freehold, New Jersey, adjacent to Moore's. On February 1, 2002, Garcia's began to operate under the trade name Escondido's ("Monmouth"). On April 1, 2002, the Company commenced operations of its eleventh restaurant, Mr. Manatee's Casual Grille ("Manatee's"), a casual theme restaurant primarily featuring seafood items, located in Vero Beach, Florida near the Company's Vero Beach, Florida Lobster Shanty.

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

The Company operated nine restaurants during the three months ended April 29, 2001.

RESULTS OF OPERATIONS

SALES

     Sales for the three months ended April 28, 2002 ("fiscal 2003") were $5,643,100, an increase of $524,500 or 10.2 %, as compared to $5,118,600 for the three months ended April 29, 2001 ("fiscal 2002"). The increase includes sales of $425,600 at Freehold Escondido's which opened on January 29, 2002 and sales of $181,000 at Manatee's which opened on April 1, 2002. The other nine restaurants combined had decreased sales of approximately $82,100 or 1.6% as compared to last year's first quarter. The primary reason for the decline in sales was a weak tourist season in Florida, where sales were off by $146,500 or 6.1% versus last year, due to public concerns about travel safety after September 11, 2001, and the weak national economy. The number of customers served in the nine restaurants which operated during the comparable three month periods decreased by 3.6% while the average check paid per customer increased by 2%. The average check paid per customer at both Freehold Escondido's and Manatee's is less than at the seven seafood restaurants and Moore's and higher than at Monmouth Escondido's.

GROSS PROFIT; GROSS MARGIN

     Gross profit was $3,908,100 or 69.3% of sales for the first quarter ended April 28, 2002 compared to $3,481,100 or 68% of sales for the quarter ended April 29, 2001. The primary reason for the improvement was lower costs of high volume seafood items including shrimp, scallops, flounder, and lobster which are primary components of the Company's menus. Additionally, the Company's gross profit was improved by the addition of Freehold Escondido's which offers a lower cost Mexican fare. Manatee's operated for only four weeks during the first quarter and had no effect on overall gross profit.

OPERATING EXPENSES

     Total operating expenses increased by 15.1% from $3,352,500 for the first quarter of fiscal 2002 to $3,857,700 for the first quarter of fiscal 2003. Payroll and related expenses were 32.4% of sales versus 30.5% of sales for the corresponding quarter of the previous year. The increase in payroll expenses as a percentage of sales is attributable to several reasons: the substantial decrease in sales in Florida, health insurance premiums which increased by 20% on April 1, 2002, salary increases, and the overall higher payroll costs at Freehold Escondido's. Historically, new restaurants have higher operating expenses during the first few months of operation. Other operating expenses increased to 22.2% of sales for the first quarter this year versus 21.0% primarily due to the addition of the two new restaurants and higher occupancy costs resulting from higher property insurance premiums. The Company's property and casualty insurance coverages renewed in April 2002 at an overall increase of 26%. However, the property component of the insurance package, which is included in the Company's occupancy costs, was renewed with a 56% rate increase.

     Depreciation and amortization increased by approximately $12,700 over the corresponding quarter due to the depreciation expenses associated with the $1,334,200 renovation of the Freehold Escondido's and the $834,400 purchase of the furniture, fixtures, equipment, liquor license and franchising rights of Manatee's offset by the reduction in amortization costs due to the Company adoption of SFAS No. 142. Effective January 28, 2002 the Company no longer amortizes indefinite life goodwill and intangible assets (liquor licenses) as a charge to earnings (see Note 6).

     General and administrative expenses were $52,100 higher in the first quarter of fiscal 2003 versus the first quarter of fiscal 2002. The primary components of the increase were increases of approximately $7,600 in group insurance costs, higher salaries of $17,300 and $16,400 more in training and recruiting costs associated with the opening of the two new restaurants.

OTHER INCOME AND EXPENSE

     Interest expense was $21,800 higher for the three months ended April 28, 2002 compared to last year due to interest expense associated with a $1,200,000 bank loan the Company borrowed from its primary bank to finance the renovation of Freehold Escondido's and the $500,000 bank line of credit which the Company used to partially finance the acquisition of Manatee's. The $1,200,000 loan is repayable in monthly installments of principal with interest at an annual rate of 7.57% through September 2011, whereas the Company is paying interest only on the $500,000 line on a monthly basis of LIBOR plus 2% with the $500,000 due on June 30, 2003. Management and the bank have agreed in principle to restructure the $500,000 as a five-year term loan. Investment income for the quarter was essentially the same as last year.

NET INCOME

     For the three months ended April 28, 2002, net income was $35,800 or $.01 per share compared to net income of $128,500 or $.03 per share for the three months ended April 29, 2001. The primary reasons for the decline in net income this year are the reduced sales and profits of the Florida restaurants due primarily to the weak tourist season, the higher operating expenses of the two new restaurants, the substantial increase in insurance costs and the increase in interest expense associated with the two new bank loans.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations primarily from revenues derived from its restaurants.

     The Company's ratio of current assets to current liabilities was 1.96:1 at April 28, 2002 compared to 1.90:1 at the year ended January 27, 2002. Working capital was $2,032,500 at April 28, 2002 versus $2,301,500 at the year-end, a reduction of $269,000. During the first quarter ended April 28, 2002, net cash decreased by $680,200. Net cash provided by operating activities was $343,100. The primary components were net income, after adjustment for depreciation, of $326,700 and a decrease in prepaid expenses of $91,700 primarily due to the financing of the Company's property insurance renewal over a twelve month period.

     Investing activities during the first quarter of fiscal 2003 resulted in a net cash outflow of $1,475,100. Capital expenditures were $1,537,800 with major components including $843,400 for the April 1, 2002 acquisition of the furniture, fixtures, equipment, liquor license and franchising rights of Manatee's, approximately $277,300 for restaurant improvements and company vehicles, and the payment of $417,100 of accounts payable from January 27, 2002 associated with the renovation of Escondido's in
Freehold. Other investing activities included investment purchases of available-for-sale securities totaling $91,600 offset by $176,100 from the sale of investments and proceeds of maturing certificates of deposit.

     Financing activities for the quarter ended April 28, 2002 generated a net cash flow of $451,700 and included debt repayment of $48,300 and bank loan proceeds of $500,000 which were used to partially finance the purchase of the assets of Manatee's.

     During the corresponding three month period ended April 29, 2001, working capital increased by $271,500 and net cash increased by $158,000. The primary components of last year's cash flow were net income, after adjustment for depreciation, of $406,700, an increase in prepaid expenses of $132,400 due to increased insurance premium costs, an increase in accounts payable of $187,400 due to higher sales, capital expenditures of $284,500 for restaurant improvements and company vehicles, investment purchases totaling $236,800 for available-for-sale securities and approximately $6,300 to repurchase 6,841 shares of the Company's outstanding stock pursuant to a Stock Repurchase Plan authorized by the Company's Board of Directors in May, 2000.

     Management believes that funds from operations will be sufficient to meet obligations for the restaurants for the balance of fiscal 2003, including planned capital expenditures of approximately $375,800 in addition to those incurred during the first three months.

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

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

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



DATED: June 7, 2002