Form 10QSB
period 2002-07-28
CHEFS INTERNATIONAL INC
filed 2002-09-11
CIK 201424

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JULY 28, 2002

                                       OR

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

    For the transition period from                     to
                                   -------------------    -----------------

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

            Class                           Outstanding Shares at August 7, 2002
-----------------------------               ------------------------------------
Common Stock, $.01 par value                              3,965,975

                            CHEFS INTERNATIONAL, INC.

                                    I N D E X

PART I    FINANCIAL INFORMATION                                         PAGE NO.

          ITEM 1.  Consolidated Financial Statements

          Consolidated Balance Sheets -                                   1 - 2
          July 28, 2002 (unaudited) and January 27, 2002

          Consolidated Statements of Operations -                           3
          Six and Three Months Ended July 28, 2002 and
          July 29, 2001 (unaudited)

          Consolidated Statements of Cash Flows -                           4
          Six Months Ended July 28, 2002 and
          July 29, 2001 (unaudited)

          Notes to Consolidated Financial Statements (unaudited)          5 - 6

          ITEM 2.  Management's Discussion and Analysis                  7 - 11
          of Financial Condition and Results of Operations

          ITEM 3.  Controls and Procedures                                 12

PART II   OTHER INFORMATION

          ITEM 6.  Exhibits and Reports on Form 8-K                        13

SIGNATURE                                                                  14

CERTIFICATION                                                            15 - 16

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

           PART I - FINANCIAL INFORMATION

ITEM I - CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                             July 28, 2002      January 27, 2002
                                             -------------      ----------------
                                              (Unaudited)

CURRENT ASSETS:
     Cash and cash equivalents                 $ 1,460,110         $ 1,408,062
     Investments                                    51,000             355,825
     Available-for-sale securities               1,551,327           1,720,802
     Miscellaneous receivables                     176,692              62,468
     Inventories                                 1,274,652           1,144,189
     Prepaid expenses                               64,523             181,459
                                               -----------         -----------

     TOTAL CURRENT ASSETS                        4,578,304           4,872,805
                                               -----------         -----------

PROPERTY, PLANT AND EQUIPMENT, at cost          21,825,886          21,229,149

     Less: Accumulated depreciation              9,146,275           8,559,539
                                               -----------         -----------

     PROPERTY, PLANT AND EQUIPMENT, net         12,679,611          12,669,610
                                               -----------         -----------


OTHER ASSETS:
     Investments                                   100,000             151,000
     Goodwill - net                              1,012,943             430,403
     Liquor licenses - net                         889,764             821,788
     Non-competition agreement - net                58,778                 ---
     Equity in life insurance policies             589,862             589,862
     Deferred income taxes                       1,015,000           1,166,000
     Other                                          42,181              61,492
                                               -----------         -----------

     TOTAL OTHER ASSETS                          3,708,528           3,220,545
                                               -----------         -----------

TOTAL ASSETS                                   $20,966,443         $20,762,960
                                               ===========         ===========

The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            July 28, 2002     January 27, 2002
                                                            -------------     ----------------
                                                             (Unaudited)
CURRENT LIABILITIES:
     Notes and mortgages payable                             $   318,194        $   277,745
     Accounts payable                                            920,276          1,172,442
     Accrued payroll                                             155,992            196,675
     Accrued expenses                                            757,316            462,806
     Income taxes payable                                          5,557                ---
     Gift Certificates                                           304,006            461,610
                                                             -----------         ----------

               TOTAL CURRENT LIABILITIES                       2,461,341          2,571,278
                                                             -----------         ----------

NOTES AND MORTGAGES PAYABLE                                    2,097,091          1,816,930
                                                             -----------        -----------

OTHER LIABILITIES                                                688,444            618,307
                                                             -----------        -----------

STOCKHOLDERS' EQUITY:
     Capital stock - common $.01 par value,
          Authorized 15,000,000 shares,
          Issued 3,969,525 and 3,969,508 respectively             39,695             39,695
     Additional paid-in capital                               31,549,492         31,549,492
     Accumulated (deficit)                                   (15,405,455)       (15,739,658)
     Accumulated other comprehensive (loss)                     (460,280)           (89,199)
     Treasury stock                                               (3,885)            (3,885)
                                                             -----------        -----------

               TOTAL STOCKHOLDERS' EQUITY                     15,719,567         15,756,445
                                                             -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $20,966,443        $20,762,960
                                                             ===========        ===========

The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Six Months Ended                        Three Months Ended
                                                         ----------------                        ------------------
                                                 July 28, 2002       July 29, 2001         July 28, 2002      July 29, 2001
                                                 -------------       -------------         -------------      -------------
SALES                                             $ 12,584,137        $ 11,510,381           $ 6,941,008       $ 6,391,758

COST OF GOODS SOLD                                   3,882,377           3,642,714             2,147,319         2,005,199
                                                  ------------        ------------           -----------       -----------

           GROSS PROFIT                              8,701,760           7,867,667             4,793,689         4,386,559
                                                  ------------        ------------           -----------       -----------

OPERATING EXPENSES:
    Payroll and related expenses                     3,919,387           3,327,039             2,092,691         1,764,013
    Other operating expenses                         2,675,666           2,272,685             1,423,952         1,197,704
    Depreciation and amortization                      590,933             552,277               300,108           274,116
    General and administrative expenses                986,342             915,768               497,914           479,391
                                                  ------------        ------------           -----------       -----------

           TOTAL OPERATING EXPENSES                  8,172,328           7,067,769             4,314,665         3,715,224
                                                  ------------        ------------           -----------       -----------

           INCOME FROM OPERATIONS                      529,432             799,898               479,024           671,335
                                                  ------------        ------------           -----------       -----------

OTHER INCOME (EXPENSE):
    Interest expense                                   (90,562)            (42,262)              (46,806)          (20,282)
    Investment income                                   79,333              86,696                36,141            44,741
                                                  ------------        ------------           -----------       -----------

           OTHER INCOME (EXPENSE), NET                 (11,229)             44,434               (10,665)           24,459
                                                  ------------        ------------           -----------       -----------

           INCOME FROM BEFORE
           INCOME TAXES                                518,203             844,332               468,359           695,794

PROVISION FOR INCOME TAXES                             184,000              91,000               170,000            71,000
                                                  ------------        ------------           -----------       -----------


           NET INCOME                             $    334,203        $    753,332           $   298,359       $   624,794
                                                  ============        ============           ===========       ===========


BASIC INCOME PER COMMON SHARE                     $        .08        $        .18           $       .08       $       .15
                                                  ============        ============           ===========       ===========

Number of shares outstanding                         3,965,975           4,230,537             3,965,975         4,234,620


The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

          SIX MONTHS ENDED JULY 28, 2002 AND JULY 29, 2001 (Unaudited)

                                                                               2002             2001
                                                                               ----             ----
OPERATING ACTIVITIES:
     Net income from operations                                           $   334,203        $  753,332
          Adjustments to reconcile net income to net
            cash provided by operating activities:
                Depreciation and amortization                                 590,933           552,277
                Deferred income taxes                                         151,000               ---
                Gain on sale of assets and investments                         (5,154)              ---
                Changes in assets and liabilities:
                     Miscellaneous receivables                               (114,224)            3,835
                     Inventories                                             (105,988)          (69,203)
                     Prepaid expenses                                         116,936           (27,356)
                     Accounts payable                                         164,934           225,875
                     Accrued expenses and other liabilities                    89,433            90,209
                     Income taxes payable                                       5,557            54,386
                                                                          -----------        ----------

          NET CASH PROVIDED BY OPERATING ACTIVITIES                         1,227,630         1,583,355
                                                                          -----------        ----------

INVESTING ACTIVITIES:
                 Purchase of property and equipment                          (869,122)         (517,759)
                 Acquisition of restaurant assets                            (882,681)              ---
                 Sale or redemption of investments                            409,820           132,125
                 Purchase of investments                                     (173,520)         (545,653)
                 Other                                                         19,311            38,854
                                                                          -----------        ----------

          NET CASH (USED IN) INVESTING ACTIVITIES                          (1,496,192)         (892,433)
                                                                          -----------        ----------

     CASH FLOWS FROM FINANCING ACTIVITIES:
                Repayment of debt                                            (179,390)          (93,752)
                Proceeds from debt                                            500,000               ---
                Purchase of treasury stock                                        ---           (14,793)
                                                                          -----------        ----------

          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 320,610          (108,545)
                                                                          -----------        ----------

          NET INCREASE IN CASH AND CASH EQUIVALENTS                            52,048           582,377

     CASH AND CASH EQUIVALENTS:
                Beginning                                                   1,408,062         1,159,580
                                                                          -----------        ----------
                Ending                                                    $ 1,460,110        $1,741,957
                                                                          ===========        ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash payment for:
          Interest paid                                                   $    89,593        $   42,649
                                                                          ===========        ==========
          Income taxes paid                                               $    14,240        $   33,750
                                                                          ===========        ==========

Noncash Transactions:
     Increase (decrease) in fair value of securities available for sale   $  (294,154)       $   18,211
                                                                          ===========        ==========
     Change in fair value of derivatives accounted for as hedges          $   (76,927)       $      ---
                                                                          ===========        ==========


The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


     NOTE  1:  BASIS OF PRESENTATION

     The accompanying financial statements have been prepared by Chefs International, Inc. (the "Company") and are unaudited. In the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements pursuant to the rules and regulations of the SEC. The consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 27, 2002 and notes thereto included in the Company's Annual Report on Form 10-KSB filed with the SEC. The results of operations and the cash flows for the six month period ended July 28, 2002 presented in the consolidated financial statements are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

     NOTE 2:   ACQUISITION

     On April 1, 2002, the Company acquired for $882,681 the inventory, furniture, fixtures, equipment, liquor license and franchising rights of a restaurant business located in Florida known as Mr. Manatee's Casual Grille. In connection with the acquisition, the Company entered into a five-year lease, effective April 1, 2002, which requires minimum annual rentals of $96,000. The lease contains three five-year renewal options and includes an option for the Company to purchase the property during the first term of the lease for $1,075,000.

     NOTE 3:   EARNINGS PER SHARE

     Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period.

     NOTE 4:   INVENTORIES

     Inventories consist of the following:    July 28, 2002    January 27, 2002
                                              -------------    ----------------
                  Food                         $   599,415       $   564,547
                  Beverages                        204,189           149,735
                  Supplies                         471,048           429,907
                                               -----------       -----------
                                               $ 1,274,652       $ 1,144,189
                                               ===========       ===========

     NOTE 5:   INCOME TAXES

     At July 28, 2002, the Company had net deferred tax assets of approximately $2,245,000 arising principally from net operating loss carryforwards. However, due to the uncertainty that the Company will generate sufficient income in the future to fully or partially utilize these carryforwards, an allowance of $1,230,000 has been established to offset these assets. Management has determined that it is more likely than not that future taxable income will be sufficient to partially utilize the net operating loss carryforwards.

     NOTE 6:   DEPRECIATION AND AMORTIZATION

     The Company depreciates its property and equipment using the straight-line method over the estimated useful lives of the assets, ranging from three to forty years. Beginning January 28, 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other
     Intangible Assets". Pursuant to this standard the Company no longer amortizes its goodwill and liquor licenses. The Company will continue to review its goodwill and liquor licenses for possible impairment of loss of value. No impairment provision was required upon the adoption of this standard or as of July 28, 2002.

     NOTE 7:   HEDGING INSTRUMENTS

     As of January 29, 2001, the Company adopted the provisions of the new accounting standard, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that the fair value of all derivative financial instruments be recorded on the Company's consolidated balance sheet as assets or liabilities. The Company has interest rate swap agreements relating to substantially all of its variable rate debt. The interest rate swap agreements are designated as cash flow hedges and are reflected at fair value in the consolidated balance sheet and the related losses on these contracts are deferred in stockholders' equity as a component of accumulated other comprehensive (loss).

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The Company operated nine restaurants during the six months ended July 29, 2001.

     RESULTS OF OPERATIONS

     SALES.

     Sales for the six months ended July 28, 2002 ("fiscal 2003") were $12,584,100, an increase of $1,073,800 or 9.3%, as compared to $11,510,400 for the six months ended July 29, 2001 ("fiscal 2002"). For the second quarter ended July 28, 2002, sales were $6,941,000, an increase of $549,300 or 8.6% , as compared to last year's second quarter. The increases include sales of $870,000 and $444,500 for the six and three month periods at the Freehold Escondido's which opened on January 29, 2002 and sales of $610,100 and $429,100 at Manatee's, which opened on April 1, 2002. The other nine restaurants combined had decreased sales of approximately $406,300 or 3.5% and $324,300 or 5.1% for the six and three month periods versus last year. The primary reasons for the decline in sales were the weak tourist and summer seasons in Florida, where sales were off by $283,700 or 7% and $137,200 or 9% for the six and three month periods, due to public concerns about air travel safety after September 11 (see reduced customer traffic at Disney in Orlando), the slowing economy and fears that it may result in another recession, a dismal stock market performance in July which impacted discretionary spending and consumer confidence, and, similar to the Florida tourist season, a slow June and July at the New Jersey restaurants, where sales were lower by $122,700 or 1.6% and $187,300 or 3.8% for the six and three month periods ended July 28, 2002. Despite recording a slight increase in sales for the first quarter ended April 28, 2002, the New Jersey restaurants recorded lower sales during the summer tourist season this year. The number of customers served in the nine restaurants which operated during the comparable six and three month periods fell by 5.1% and 6.6% respectively, while the average check paid per customer increased by 1.7% and 1.6% versus last year. The average check paid per customer at both Freehold Escondido's and Manatee's is less than at the seven seafood restaurants and Moore's and higher than at Monmouth Escondido's.

     GROSS PROFIT; GROSS MARGIN.

     Gross profit was $8,701,800 or 69.1% of sales for the six month period and $4,793,700 or 69.1% of sales for the second quarter ended July 28, 2002, compared to $7,867,700 or 68.4% and $4,386,600 or 68.6% for the comparable periods of fiscal 2002. The primary reason for the improvement was the lower costs of high volume seafood items including shrimp, scallops, flounder and lobster, which are primary components of the Company's menus. Additionally, the Company's gross profit was improved by the addition of both Freehold Escondido's which offers a lower cost Mexican fare and Manatee's which offers a lower cost seafood menu.

     OPERATING EXPENSES.

     Total operating expenses increased by 15.6% from $7,067,800 during the first six months of fiscal 2002 to $8,172,300 during the first six months of fiscal 2003, and by 16.1% from $3,715,200 during the second quarter of fiscal 2002 to $4,314,700 during the second quarter of fiscal 2003. Payroll and related expenses were 31.1% of sales for the six months and 30.1% for the second quarter this year compared to 28.9% and 27.6% respectively for the comparable periods last year. The increase in payroll expenses as a percent of sales is attributable to several reasons: the substantial decrease in sales in the nine restaurants that operated during the comparable periods, health insurance premiums which increased by more than 30% on April 1, 2002, and the overall higher payroll costs at the two new restaurants. Historically, new restaurants have higher operating expenses during the first few months of operation. Other operating expenses increased to 21.3% of sales versus 19.7% of sales for the six month comparison and to 20.5% versus 18.7% for the three month comparison primarily due to the addition of the two new restaurants and higher occupancy costs resulting from higher property insurance premiums. The Company's property and casualty insurance coverages renewed in April 2002 at an overall increase of 26%. However, the property component of the insurance package, which is included in the Company's occupancy costs, was renewed with a 56% rate increase.

     Depreciation and amortization expenses increased by approximately $38,700 and $26,000 over last year for the six and three month periods ended July 28, 2002 due to the depreciation expenses associated with the $1,334,200 renovation of the Freehold Escondido's and the $858,200 purchase of the furniture, fixtures, equipment, liquor license and franchising rights of Manatee's offset by the reduction in amortization costs due to the Company's adoption of SFAS No. 142. Effective January 28, 2002 the Company no longer amortizes indefinite life goodwill and intangible assets (liquor licenses) as a charge to earnings (see Note 6).

     General and administrative expenses increased by approximately $70,600 and $18,500 versus last year for the six and three month periods. The primary components of the increase were an increase of approximately $8,500 in property and casualty insurance, higher group health insurance costs of $25,700, higher salaries of $12,700 and $15,700 more in training and recruiting costs associated with the opening of the two new restaurants.

     OTHER INCOME AND EXPENSE.

     Interest expense increased by $48,300 and $26,500 for the six and three month periods ended July 28, 2002 as compared to the comparable periods last year due to the interest expense associated with a $1,200,000 bank loan the Company borrowed from its primary bank to finance the renovation of Freehold Escondido's and the $500,000 bank line of credit which the Company used to partially finance the acquisition of Manatee's. The $1,200,000 loan is repayable in monthly installments of principal with interest at an annual rate of 7.57% through September 2011. In June 2002 the Company borrowed $500,000 from the bank to paydown its $500,000 bank line of credit. The new loan is repayable in monthly installments of principal with interest at a variable rate of LIBOR plus 2% through May 2007. The entire $500,000 bank line of credit is currently available for use through June 2003. Investment income was $7,400 and $8,600 less for the six and three month periods ended July 28, 2002 due to the substantially lower rates of interest available for investments.

     NET INCOME.

     For the six months ended July 28, 2002, net income was $334,200 or $.08 per share compared to net income of $753,300 or $.18 per share for the six months ended July 29, 2001. For the quarter ended July 28, 2002, net income was $298,400 or $.08 per share as compared to net income of $624,800 or $.15 per share for last year's second quarter. The primary reasons for the decline in net income this year are the reduced sales and profits resulting from weak tourist seasons in both Florida and New Jersey, the higher operating expenses of the two new restaurants, the substantial increase in all insurance costs and the increase in interest expense associated with the two new bank loans.

     Additionally, prior to the third quarter of fiscal 2002, the Company had fully reserved against the future benefits of its net operating loss carryforwards as utilization of these losses was not assured. In the third quarter of fiscal 2002, the Company recognized a deferred tax asset associated with the benefit of utilizing the operating loss carryforwards as management determined, at that time, that future taxable income would be sufficient to partially utilize the loss carryforwards. Accordingly, the results of operations for the six and three months ended July 28, 2002 include a deferred tax provision associated with the utilization of the Company's net operating loss carryforwards.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations primarily from revenues derived from its restaurants.

     The Company's ratio of current assets to current liabilities was 1.86:1 at July 28, 2002 compared to 1.90:1 at the year ended January 27, 2002. Working capital was $2,117,000 at July 28, 2002 versus $2,301,500 at the year-end, a reduction of $184,500. During the six months ended July 28, 2002, net cash increased by $52,000. Net cash provided by operating activities was $1,227,600. The primary components were net income, after adjustment for depreciation and deferred income taxes, of $1,076,000, a decrease in prepaid expenses of $116,900 primarily due to the financing of the Company's property insurance renewal over a twelve month period, an increase of $114,200 in miscellaneous receivables primarily due to health insurance receivables paid by the Company's health insurance carrier subsequent to July 28, 2002 and an increase in accounts payable of $164,900 related to the summer sales volume.

     Investing activities during the first six months of fiscal 2003 resulted in a net cash outflow of $1,496,200. Capital expenditures were $1,727,300 with the major components including $858,200 for the April 1, 2002 acquisition of the furniture, fixtures, equipment, liquor license and franchising rights of Manatee's, approximately $452,000 for restaurant improvements and company vehicles, and the payment of $417,100 of accounts payable from January 27, 2002 associated with the renovation of Escondido's in Freehold. Other investing activities included investment purchases of available-for-sale securities totaling $173,500 offset by $409,800 from the sale of investments and proceeds of maturing certificates of deposit. At July 28, 2002, the fair value of the Company's holdings of available-for-sale securities resulted in net unrealized losses of $327,000 compared to the investment cost of those securities, primarily due to the dismal performances of the US stock markets during July 2002. The resulting losses are reported in stockholders' equity as a component of accumulated other comprehensive (loss).

     Financing activities for the first six months of fiscal 2003 generated a net cash flow of $320,600 and included debt repayment of $179,400 and bank loan proceeds of $500,000 which were used to partially finance the purchase of assets of Manatee's.

     During the corresponding six month period ended July 29, 2001, working capital increased by $877,900 and net cash increased by $582,400. The primary components of last year's cash flow were net income, after adjustment for depreciation, of $1,305,600, an increase of $225,900 in accounts payable due to sales, capital expenditures of $517,800 for restaurant improvements, company vehicles and design and construction costs at the Freehold Escondido's, investment purchases totaling $545,700 for available-for-sale securities and approximately $14,800 to repurchase 15,916 shares of the Company's outstanding stock pursuant to a Stock Repurchase Plan authorized by the Company's Board of Directors in May, 2000. The Stock Repurchase Plan expired in May 2002.

     Management believes that funds from operations and the Company's $500,000 bank line of credit will be sufficient to meet obligations for the restaurants for the balance of fiscal 2003, including planned capital expenses of approximately $306,800 in addition to those incurred during the first six months.

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

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES



ITEM 3 - CONTROLS AND PROCEDURES

         (a) EXPLANATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's principal executive and principal financial officer after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of the quarterly report (the "Evaluation Date") has concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to him by others within those entities, particularly during the period in which this quarterly report was being prepared.

         (b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES


         PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    (a)     EXHIBITS

            99.1 Certification of Principal Executive and Principal Financial Officer of the Company pursuant to 18 United States Code
                   Section 1530.

    (b)     REPORTS OF FORM 8-K

                   No reports on Form 8-K were filed during the quarter ended July 28, 2002.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CHEFS INTERNATIONAL, INC.



/s/ Anthony C. Papalia
----------------------
ANTHONY C. PAPALIA
Principal Executive and Principal Financial Officer





DATED:   September 11, 2002

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES


                               PRINCIPAL EXECUTIVE

                         AND PRINCIPAL FINANCIAL OFFICER

                                  CERTIFICATION

                 ----------------------------------------------

    I, Anthony C. Papalia, Principal Executive and Principal Financial Officer of Chefs International, Inc. (the "Company") do hereby certify that:

         (1) I have reviewed this quarterly report on Form 10-QSB of the Company for the quarterly period ended July 28, 2002;

         (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         (3) Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in this quarterly report;

         (4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and I have:

              (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report was being prepared;

              (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

         (5) I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors:

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

         (6) I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  September 11, 2002



                                            /s/ Anthony C. Papalia
                                            ----------------------
                                            Anthony C. Papalia
                                            Principal Executive and
                                                   Principal Financial Officer
                                            Chefs International, Inc.