Form 10QSB
period 2002-10-27
CHEFS INTERNATIONAL INC
filed 2002-12-11
CIK 201424

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended OCTOBER 27, 2002

                                       OR

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

       For the transition period from _________________ to _______________

                          Commission file number 0-8513

                            CHEFS INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                          22-2058515
-------------------------------                ---------------------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_. No__.

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           CLASS                          OUTSTANDING SHARES AT NOVEMBER 8, 2002
----------------------------              --------------------------------------
Common Stock, $.01 par value                           3,969,579

                            CHEFS INTERNATIONAL, INC.

                                    I N D E X

PART I         FINANCIAL INFORMATION                                    PAGE NO.

               ITEM 1.  Consolidated Financial Statements

               Consolidated Balance Sheets -                             1 - 2
               October 27, 2002 and January 27, 2002

               Consolidated Statements of Operations -                     3
               Nine and Three Months Ended October 27, 2002 and
               October 28, 2001 (unaudited)

               Consolidated Statements of Cash Flows -                     4
               Nine Months Ended October 27, 2002 and
               October 28, 2001 (unaudited)

               Notes to Consolidated Financial Statements                5 - 7

               ITEM 2.  Management's Discussion and Analysis             8 - 12
               of Financial Condition and Results of Operations

               ITEM 3.  Controls and Procedures                            13

PART II        OTHER INFORMATION

               ITEM 6. Exhibits and Reports on Form 8-K                    14

SIGNATURE                                                                  15

CERTIFICATION                                                           16 - 17

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

         PART I  - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                 OCTOBER 27, 2002        JANUARY 27, 2002
                                                 ----------------        ----------------
                                                   (Unaudited)
 CURRENT ASSETS:
     Cash and cash equivalents                      $ 1,264,954            $  1,408,062
     Investments                                        151,000                 355,825
     Available for sale securities                    1,587,600               1,720,802
     Miscellaneous receivables                           65,073                  62,468
     Due from landlord- related party                    40,000                     ---
     Inventories                                      1,100,434               1,144,189
     Prepaid expenses                                    87,371                 181,459
                                                    -----------             -----------

     TOTAL CURRENT ASSETS                             4,296,432               4,872,805
                                                    -----------             -----------

PROPERTY, PLANT AND EQUIPMENT, at cost               21,923,699              21,229,149

     Less: Accumulated depreciation                   9,445,158               8,559,539
                                                    -----------             -----------

     PROPERTY, PLANT AND EQUIPMENT, net              12,478,541              12,669,610
                                                    -----------             -----------

OTHER ASSETS:
     Investments                                            ---                 151,000
     Due from landlord - related party                   86,588                     ---
     Goodwill - net                                     583,922                 430,403
     Liquor licenses - net                              889,913                 821,788
     Non-competition agreement - net                     55,761                     ---
     Equity in life insurance policies                  589,862                 589,862
     Deferred income taxes                            1,002,000               1,166,000
     Other                                               40,710                  61,492
                                                    -----------             -----------

     TOTAL OTHER ASSETS                               3,248,756               3,220,545
                                                    -----------             -----------

TOTAL ASSETS                                        $20,023,729             $20,762,960
                                                    ===========             ===========

The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         OCTOBER 27, 2002     JANUARY 27, 2002
                                                         ----------------     ----------------
                                                           (Unaudited)
CURRENT LIABILITIES:
     Notes and mortgages payable                            $   276,831          $   277,745
     Accounts payable                                           584,658            1,172,442
     Accrued payroll                                            156,978              196,675
     Accrued expenses                                           718,303              462,806
     Income taxes payable                                        28,296                  ---
     Gift certificates                                          270,726              461,610
                                                            -----------          -----------

               TOTAL CURRENT LIABILITIES                      2,035,792            2,571,278
                                                            -----------          -----------

NOTES AND MORTGAGE PAYABLE                                    1,986,298            1,816,930
                                                            -----------          -----------

OTHER LIABILITIES                                               714,456              618,307
                                                            -----------          -----------

STOCKHOLDERS' EQUITY:
     Capital stock - common $.01 par value,
          Authorized 15,000,000 shares,
          Issued 3,969,579 and 3,969,508 respectively            39,696               39,695
     Additional paid-in capital                              31,549,491           31,549,492
     Accumulated (deficit)                                  (15,790,360)         (15,739,658)
     Accumulated other comprehensive (loss)                    (507,759)             (89,199)
     Treasury stock                                              (3,885)              (3,885)
                                                            -----------          -----------

               TOTAL STOCKHOLDERS' EQUITY                    15,287,183           15,756,445
                                                            -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $20,023,729          $20,762,960
                                                            ===========          ===========

The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       NINE MONTHS ENDED                          THREE MONTHS ENDED
                                             OCTOBER 27, 2002     OCTOBER 28, 2001      OCTOBER 27, 2002      OCTOBER 28, 2001
                                             ----------------     ----------------      ----------------      ----------------
SALES                                          $ 18,550,308         $ 16,899,502           $ 5,966,171           $ 5,389,121

COST OF GOODS SOLD                                5,740,775            5,352,406             1,858,398             1,709,692
                                               ------------          -----------           -----------            ----------

GROSS PROFIT                                     12,809,533           11,547,096             4,107,773             3,679,429
                                               ------------          -----------           -----------            ----------

OPERATING EXPENSES:
    Payroll and related expenses                  5,795,477            4,915,787             1,876,090             1,588,748
    Other operating expenses                      4,007,213            3,372,589             1,331,547             1,099,904
    Depreciation and amortization                   892,983              827,143               302,050               274,866
    General and administrative expenses           1,492,464            1,525,027               506,122               609,259
                                               ------------          -----------           -----------            ----------

TOTAL OPERATING EXPENSES                         12,188,137           10,640,546             4,015,809             3,572,777
                                               ------------          -----------           -----------            ----------

INCOME FROM OPERATIONS                              621,396              906,550                91,964               106,652
                                               ------------          -----------           -----------            ----------

OTHER INCOME (EXPENSE):
    Interest expense                               (135,288)             (74,184)              (44,726)              (31,922)
    Investment income                               120,593              150,747                41,260                64,051
                                               ------------          -----------           -----------            ----------

OTHER INCOME, (EXPENSE) NET                         (14,695)              76,563                (3,466)               32,129
                                               ------------          -----------           -----------            ----------

        INCOME BEFORE INCOME TAXES                  606,701              983,113                88,498               138,781

PROVISION FOR INCOME TAXES                          227,000           (1,117,000)               43,000            (1,208,000)
                                               ------------          -----------           -----------            ----------
  INCOME BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING
  CHANGE                                            379,701            2,100,113                45,498             1,346,781

CUMULATIVE EFFECT OF AN
  ACCOUNTING CHANGE (Note 2)
  - GOODWILL ACCOUNTING METHOD                     (430,403)                ---                    ---                   ---
                                               ------------          -----------           -----------            ----------

NET INCOME (LOSS)                              $    (50,702)          $2,100,113           $    45,498            $1,346,781
                                               ============          ===========           ===========            ==========
INCOME PER COMMON SHARE
  BEFORE CUMULATIVE EFFECT
  OF AN ACCOUNTING CHANGE                      $        .10          $       .50           $       .01           $       .33

CUMULATIVE EFFECT OF AN
  ACCOUNTING CHANGE
  - GOODWILL ACCOUNTING METHOD                         (.11)                 ---                   ---                   ---
                                               ------------          -----------           -----------            ----------
 NET INCOME (LOSS) PER
  COMMON SHARE                                 $       (.01)         $       .50           $       .01            $      .33
                                               ============          ===========           ===========            ==========

  Number of shares outstanding                    3,969,579            4,211,947             3,969,579             4,143,557

The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

       NINE MONTHS ENDED OCTOBER 27, 2002 AND OCTOBER 28, 2001 (Unaudited)

                                                                                    2002                  2001
                                                                                -----------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                          $   (50,702)          $  2,100,113
          Adjustments to reconcile net income (loss) to net
            cash provided by operating activities:
                Depreciation and amortization                                       892,983                827,142
                Cumulative effect of an accounting change                           430,403                    ---
                Deferred income taxes                                               164,000             (1,223,000)
                Gain on sale of assets and investments                               (5,154)                   ---
                Changes in assets and liabilities:
                     Miscellaneous receivables                                     (129,193)                57,594
                     Inventories                                                     68,230                (84,682)
                     Prepaid expenses                                                94,088                  8,998
                     Accounts payable                                              (170,684)                19,346
                     Accrued expenses and other liabilities                          13,511                 53,574
                     Income taxes payable                                            28,296                 67,147
                                                                                -----------           -------------

          NET CASH PROVIDED BY OPERATING ACTIVITIES                               1,335,778              1,826,232
                                                                                -----------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                Purchase of property and equipment                                 (960,107)              (598,713)
                Acquisition of restaurant assets                                   (891,190)                   ---
                Sale or redemption of investments                                   409,820                243,875
                Purchase of investments                                            (226,645)              (832,185)
                Other                                                                20,782                (54,792)
                                                                                -----------           -------------

          NET CASH (USED IN) INVESTING ACTIVITIES                                (1,647,340)            (1,241,815)
                                                                                -----------           -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                Repayment of debt                                                  (331,546)              (150,305)
                Proceeds from debt                                                  500,000              1,200,000
                Purchase of treasury stock                                              ---                (17,193)
                Purchase of common stock                                                ---               (569,894)
                                                                                -----------           -------------

          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       168,454                462,608
                                                                                -----------           -------------

          NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (143,108)             1,047,025

     CASH AND CASH EQUIVALENTS:
                Beginning                                                         1,408,062              1,159,580
                                                                                -----------           -------------
                Ending                                                          $ 1,264,954             $2,206,605
                                                                                ===========           ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash payment for:

          Interest paid                                                         $   135,207           $     70,136
                                                                                ===========           ============
          Income taxes paid                                                     $    21,506           $     42,529
                                                                                ===========           ============

Noncash Transactions:
     Other comprehensive (loss):
          Decrease in fair value of securities available for sale               $  (311,006)          $    (81,111)
                                                                                ===========           ============
          Change in fair value of derivatives accounted for as hedges           $  (107,554)          $    (81,747)
                                                                                ===========           ============

The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 1:  BASIS OF PRESENTATION

The accompanying financial statements have been prepared by Chefs International, Inc. (the "Company") and are unaudited. In the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements pursuant to the rules and regulations of the SEC. The consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 27, 2002 and notes thereto included in the Company's Annual Report on Form 10-KSB filed with the SEC. The results of operations and the cash flows for the nine month period ended October 27, 2002 presented in the consolidated financial statements are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

NOTE 2:  ACCOUNTING FOR BUSINESS COMBINATIONS

In July 2001, the FASB issued Statements of Financial Accounting Standards ("Statement") No. 141. "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards were effective for the Company in the first quarter of Fiscal 2003 and for purchase business combinations consummated after June 30, 2001. The Company completed its initial goodwill impairment testing during the first quarter of Fiscal 2003, and initially determined that there was no impairment of goodwill. However, the Company subsequently revised its conclusion solely because the aggregate market capitalization of the Company is less than its book value (market capitalization at January 28, 2002 was $8,923,406 versus a book value of $15,756,445). Therefore, the Company has restated its results for the first quarter of Fiscal 2003 and recorded a one-time, noncash charge of $430,403 to reduce the carrying value of its goodwill. Such charge is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. The Company is currently in the process of completing its annual impairment testing and any further reduction in the value of its goodwill will be reflected in its year-end results.

Had SFAS No. 142 been effective at the beginning of Fiscal 2002, the non-amortization provisions would have had the following effect on the results of the quarter and 9-months ended October 28, 2001:

                                                            Quarter Ended
                                               OCTOBER 27, 2002     OCTOBER 28, 2001
                                               ----------------     ----------------
Reported net income                              $     45,498         $ 1,346,781
Add back: Amortization of intangibles                       0              13,435
                                                 ------------         -----------

     Adjusted net income                         $     45,498         $ 1,360,216
                                                 ============         ===========

Basic and Diluted earnings per share
  Reported net income per share                  $        .01         $       .33
  Amortization of intangibles                             ---                 ---
                                                 ------------         -----------
  Adjusted net income per share - basic          $        .01         $       .33
                                                 ============         ===========

                                                                  9-months Ended
                                                      OCTOBER 27, 2002     OCTOBER 28, 2001
                                                      ----------------     ----------------
Reported net (loss) income                              $    (50,702)         $ 2,100,113
Add back: Amortization of intangibles                              0               40,307
                                                        ------------          -----------

     Adjusted net (loss) income                         $    (50,702)         $ 2,140,420
Add back: Cumulative effect of change in
  accounting principle                                       430,403                  ---
                                                        ------------          -----------

Adjusted earnings before cumulative effect of
  change in accounting principle                        $    379,701          $ 2,140,420
                                                        ============          ===========
Basic and Diluted earnings per share
  Reported net (loss) income per share                  $       (.01)         $       .50
  Amortization of intangibles                                    ---                  .02
                                                        ------------          -----------

  Adjusted net (loss) income per share - basic          $       (.01)         $       .52
Add back: Cumulative effect of change in
  accounting principle                                           .11                  ---
                                                        ------------          -----------

Adjusted earnings per share before cumulative
  effect of change in accounting principle - basic      $        .10          $       .52
                                                        ============          ===========

NOTE 3:  ACQUISITION

On April 1, 2002, the Company acquired for $891,190 the inventory, furniture, fixtures, equipment, liquor license and franchising rights of a restaurant business located in Florida known as Mr. Manatee's Casual Grille. In connection with the acquisition, the Company entered into a five-year lease, effective April 1, 2002, which requires minimum annual rentals of $96,000. The lease contains three five-year renewal options and includes a Company option to purchase the property during the first term of the lease for $1,075,000.

NOTE 4:  EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period.

NOTE 5:  INVENTORIES

Inventories consist of the following:     OCTOBER  27, 2002     JANUARY 27, 2002
                                          -----------------     ----------------
         Food                                $   479,678          $   564,547
         Beverages                               163,230              149,735
         Supplies                                457,526              429,907
                                             -----------          -----------
                                             $ 1,100,434          $ 1,144,189
                                             ===========          ===========

NOTE 6:  INCOME TAXES

At October 27, 2002, the Company had net deferred tax assets of approximately $2,232,000 arising principally from net operating loss carryforwards. However, due to the uncertainty that the Company will generate sufficient income in the future to fully or partially utilize these carryforwards, an allowance of $1,230,000 has been established to offset these assets. Management has determined that it is more likely than not that future taxable income will be sufficient to partially utilize the net operating loss carryforwards.

NOTE 7:  DEPRECIATION AND AMORTIZATION

The Company depreciates its property and equipment using the straight-line method over the estimated useful lives of the assets, ranging from three to forty years.

NOTE 8:  HEDGING INSTRUMENTS

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

SIGNIFICANT TRANSACTIONS AND NONRECURRING ITEMS

As more fully described herein and in the related footnotes to the accompanying consolidated financial statements, the comparability of Chefs International, Inc.'s operating results has been affected by certain significant transactions and nonrecurring items in each period. During 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting standards No. 142 "Goodwill and Other Intangible Assets"("FAS 142"), which requires that, effective for years beginning on or after January 1, 2002, goodwill, and certain other intangible assets deemed to have an indefinite useful life, cease amortizing. Under the new rules goodwill and certain intangible assets must be assessed for impairment using fair value measurement techniques. The Company completed its initial goodwill impairment testing during the first quarter of Fiscal 2003, and initially determined that there was no impairment of goodwill. However, the Company has subsequently revised its conclusion solely because the aggregate market capitalization of the Company was exceeded by its book value. Therefore, the Company has restated its results for the first quarter of Fiscal 2003, and recorded a $430,403 impairment of goodwill. The charge is reflected as a cumulative effect of an accounting change in the accompanying consolidated financial statements. In order to enhance comparability, the Company compares current year results to the prior year exclusive of this charge.

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

The Company operated nine restaurants during the nine months ended October 28, 2001.

RESULTS OF OPERATIONS

SALES.

Sales for the nine months ended October 27, 2002 ("fiscal 2003") were $18,550,300, an increase of $1,650,800 or 9.8%, as compared to $16,899,500 for the nine months ended October 28, 2001 ("fiscal 2002"). For the third quarter ended October 27, 2002, sales were $5,966,200, an increase of $577,100 or 10.7% , as compared to last year's third quarter. The increases include sales of $1,218,100 and $348,100 for the nine and three month periods at the Freehold Escondido's which opened on January 29, 2002 and sales of $962,800 and $352,700 at Manatee's, which opened on April 1, 2002. The other nine restaurants combined had decreased sales of approximately $530,100 or 3.1% and $123,700 or 2.3% for the nine and three month periods versus last year. The primary reasons for the decline in sales were the weak tourist and summer seasons in Florida, where sales were off by $290,800 or 5.8% and $7,100 or .6% for the nine and three month periods, due to public concerns about air travel safety after September 11, 2001 (see reduced customer traffic at Disney in Orlando), the slowing economy and fears that it may result in another recession, a dismal stock market performance during the second and third quarters which impacted discretionary spending and consumer confidence, concerns about Iraq, and, similar to the Florida tourist season, a slow summer and third quarter at the New Jersey restaurants, where sales were lower by $239,300 or 2% and $116,600 or 2.7% for the nine and three month periods ended October 27, 2002. Despite recording a slight increase in sales for the first quarter ended April 28, 2002, the New Jersey restaurants recorded lower sales during both the summer tourist season and the third quarter this year. The number of customers served in the nine restaurants which operated during the comparable nine and three month periods fell by 4.7% and 3.8% respectively, while the average check paid per customer increased by 1.6% for both periods versus last year. The average check paid per customer at both Freehold Escondido's and Manatee's is less than at the seven seafood restaurants and Moore's and higher than at Monmouth Escondido's.

GROSS PROFIT; GROSS MARGIN.

Gross profit was $12,809,500 or 69.1% of sales for the nine month period and $4,107,800 or 68.9% of sales for the third quarter ended October 27, 2002, compared to $11,547,100 or 68.3% and $3,679,400 or 68.3% for the comparable periods of fiscal 2002. The primary reason for the improvement was the lower costs of high volume seafood items including shrimp, scallops, flounder and lobster, which are primary components of the Company's menus. Additionally, the Company's gross profit was improved by the addition of both Freehold Escondido's which offers a lower cost Mexican fare and Manatee's which offers a lower cost seafood menu.

OPERATING EXPENSES.

Total operating expenses increased by 14.5% from $10,640,500 during the first nine months of fiscal 2002 to $12,188,100 during the first nine months of fiscal 2003, and by 12.4% from $3,572,800 during the third quarter of fiscal 2002 to $4,015,800 during the third quarter of fiscal 2003. Payroll and related expenses were 31.2% of sales for the nine months and 31.4% for the third quarter this year compared to 29.1% and 29.5% respectively for the comparable periods last year. The increase in payroll expenses as a percent of sales is attributable to several reasons: the substantial decrease in sales in the nine restaurants that operated during the comparable periods, health insurance premiums which increased by more than 30% on April 1, 2002, and the overall higher payroll costs at the two new restaurants. Historically, new restaurants have higher operating expenses during the first few months of operation. Other operating expenses increased to 21.6% of sales versus 20% of sales for the nine month comparison and to 22.3% versus 20.4% for the three month comparison primarily due to the addition of the two new restaurants and higher occupancy costs resulting from higher property insurance premiums and higher real estate taxes. The Company's property and casualty insurance coverages renewed in April 2002 at an overall increase of 26%. However, the property component of the insurance package, which is included in the Company's occupancy costs, was renewed with a 56% rate increase.

Depreciation and amortization expenses increased by approximately $65,800 and $27,200 over last year for the nine and three month periods ended October 27, 2002 due to the depreciation expenses associated with the $1,334,200 renovation of the Freehold Escondido's and the $866,700 purchase of the furniture, fixtures, equipment, liquor license and franchising rights of Manatee's offset by the reduction in amortization costs due to the Company's adoption of SFAS No.
142. Effective January 28, 2002 the Company no longer amortizes indefinite life goodwill and intangible assets (liquor licenses) as a charge to earnings.

General and administrative expenses were lower by approximately $32,600 and $103,100 versus last year for the nine and three month periods. Despite an increase of approximately $59,000 in insurance costs this year, total general and administrative expenses were lower because the total for fiscal 2002 included higher salaries of approximately $35,000 and $80,000 to terminate an agreement with Garcimex of New Jersey to operate the Company's Garcia's Mexican Restaurant which now operates as Escondido's (Monmouth).

OTHER INCOME AND EXPENSE.

Interest expense increased by $61,100 and $12,800 for the nine and three month periods ended October 27, 2002 as compared to the comparable periods last year due to the interest expense associated with a $1,200,000 bank loan the Company borrowed from its primary bank to finance the renovation of Freehold Escondido's and the $500,000 bank line of credit which the Company used to partially finance the acquisition of Manatee's. The $1,200,000 loan is repayable in monthly installments of principal with interest at an annual rate of 7.57% through September 2011. In June 2002 the Company borrowed $500,000 from the bank to paydown its $500,000 bank line of credit. The new loan is repayable in monthly installments of principal with interest at a variable rate of LIBOR plus 2% through May 2007. The entire $500,000 bank line of credit is currently available for use through June 2003. Investment income was $30,200 and $22,800 less for the nine and three month periods ended October 27, 2002 due to the substantially lower rates of interest available for investments.

NET INCOME.

Net income, before the $430,403 charge for goodwill impairment, for the nine months ended October 27, 2002, was $379,700 or $.10 per share compared to net income of $2,100,100 or $.50 per share for the nine months ended October 28, 2001. For the quarter ended October 27, 2002, net income was $45,500 or $.01 per share as compared to net income of $1,346,800 or $.33 per share for last year's third quarter. The primary reasons for the decline in net income this year are the reduced sales and profits resulting from weak tourist seasons in both
Florida and New Jersey, the higher operating expenses of the two new restaurants, the substantial increase in all insurance costs and the increase in interest expense associated with the two new bank loans.

Additionally, last year's net income included the recognition of a deferred tax asset of $1,223,000 or .30 per share related to the Company's net operating loss carryforwards (see note 6). Prior to the third quarter of fiscal 2002, the Company had fully reserved against the future benefits of its net operating loss carryforwards as utilization of these losses was not assured. In the third quarter of fiscal 2002, the Company recognized a deferred tax asset associated with the benefit of utilizing the operating loss carryforwards as management determined, at that time, that future taxable income would be sufficient to partially utilize the loss carryforwards. Accordingly, the results of operations for the nine and three months ended October 27, 2002 include a deferred tax provision associated with the utilization of the Company's net operating loss carryforwards.

     LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily from revenues derived from its restaurants.

The Company's ratio of current assets to current liabilities was 2.11:1 at October 27, 2002 compared to 1.90:1 at the year ended January 27, 2002. Working capital was $2,260,000 at October 27, 2002 versus $2,301,500 at the year-end, a decrease of $41,500. During the nine months ended October 27, 2002, net cash decreased by $143,100. Net cash provided by operating activities was $1,335,800. The primary components were net income, after adjustment for depreciation, deferred income taxes and a cumulative effect of an accounting change, of $1,436,700, a decrease in prepaid expenses of $94,100 primarily due to the financing of the Company's property insurance renewal over a twelve month period, an increase of $129,200 in miscellaneous receivables primarily due to costs associated with the construction of a paved parking area for the two Freehold, New Jersey restaurants, and a decrease in accounts payable of $170,700. On September 1, 2002, the Company entered into a five year agreement with Moore's Realty (a partnership owned by the principal shareholders of the Company), the landlord of the Company's Moore's Tavern Restaurant ("Moore's"), and Escondido's Mexican Restaurant ("Escondido's"), to lease land for use as an enlargement of the two restaurants' common parking area. The Company will pay a minimum of $40,000 per year, payable in monthly installments of $3,333, during the first five years of the agreement which also includes three (3) five (5) year extensions. The landlord agreed to reimburse the Company up to a maximum of $150,000 for costs associated with the construction of the parking area by providing credit against the monthly rent. During the third quarter, the Company spent approximately $133,200 to construct the parking area which has been classified as a receivable on the balance sheet. At October 27, 2002, the landlord owed the Company approximately $126,500 in future rent credits.

Investing activities during the first nine months of fiscal 2003 resulted in a net cash outflow of $1,647,300. Capital expenditures were $1,826,800 with the major components including $866,700 for the April 1, 2002 acquisition of the furniture, fixtures, equipment, liquor license and franchising rights of Manatee's, approximately $543,000 for restaurant improvements and company vehicles, and the payment of $417,100 of accounts payable from January 27, 2002 associated with the renovation of Escondido's in Freehold. Other investing activities included investment purchases of available-for-sale securities totaling $226,600 offset by $409,800 from the sale of investments and proceeds of maturing certificates of deposit. At October 27, 2002, the fair value of the Company's holdings of available-for-sale securities resulted in net unrealized losses of $344,800 compared to the investment cost of those securities, primarily due to the dismal performances of the US stock markets. The resulting losses are reported in stockholders' equity as a component of accumulated other comprehensive (loss).

Financing activities for the first nine months of fiscal 2003 generated a net cash flow of $168,500 and included debt repayment of $331,500 and bank loan proceeds of $500,000 which were used to partially finance the purchase of assets of Manatee's.

During the corresponding nine month period ended October 28, 2001, working capital increased by $1,448,600 and net cash increased by $1,047,000. The primary components of last year's cash flow were net income, after adjustment for depreciation and deferred income taxes of $1,704,300, capital expenditures of $598,700 for restaurant improvements, company vehicles and design and construction costs at the Freehold Escondido's, investment purchases totaling $832,200 for available-for-sale securities, debt repayment of $150,300, bank loan proceeds of $1,200,000 which were used to finance the renovation of Escondido's, and approximately $17,200 to repurchase 17,916 shares of the Company's outstanding stock pursuant to a Stock Repurchase Plan authorized by the Company's Board of Directors in May, 2000. The Stock Repurchase Plan expired in May 2002. Additionally, during the third quarter of fiscal 2002, the Company paid $569,900 to purchase a block of an aggregate 262,603 shares of the Company's outstanding common stock from three stockholders and their affiliates at $2.10 per share, for cash.

Management believes that funds from operations and the Company's $500,000 bank line of credit will be sufficient to meet obligations for the restaurants for the balance of fiscal 2003, including planned capital expenses of approximately $75,000 in addition to those incurred during the first nine months.

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

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES



ITEM 3 - CONTROLS AND PROCEDURES

         (a) EXPLANATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's principal executive and principal financial officer after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date")) has concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to him by others within those entities, particularly during the period in which this quarterly report was being prepared.

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



         PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   (a)     EXHIBITS

           99.1 Certification of Principal Executive and Principal Financial Officer of the Company pursuant to 18 United States Code
                    Section 1530.

   (b)     REPORTS OF FORM 8-K

                    No reports on Form 8-K were filed during the quarter ended October 27, 2002.

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




DATED:   December 11, 2002

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                               PRINCIPAL EXECUTIVE

                         AND PRINCIPAL FINANCIAL OFFICER

                                  CERTIFICATION

          -----------------------------------------------------------

    I, Anthony C. Papalia, Principal Executive and Principal Financial Officer of Chefs International, Inc. (the "Company") do hereby certify that:

         (1) I have reviewed this quarterly report on Form 10-QSB of the Company for the quarterly period ended October 27, 2002;

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



Dated:  December 11, 2002
                                                 /s/ ANTHONY C. PAPALIA
                                                 ----------------------
                                                 Anthony C. Papalia
                                                 Principal Executive and
                                                     Principal Financial Officer
                                                 Chefs International, Inc.