Form 10QSB/A
period 2002-04-28
CHEFS INTERNATIONAL INC
filed 2003-01-15
CIK 201424

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

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

                  Class                  Outstanding Shares at May 6, 2002
      ----------------------------       ----------------------------------
      Common Stock, $.01 par value                   3,965,966

                            CHEFS INTERNATIONAL, INC.

                                    I N D E X


                                                                        PAGE NO.
                                                                        --------
EXPLANATORY STATEMENT                                                        1

PART I      FINANCIAL INFORMATION
            ITEM 1.  Consolidated Financial Statements

            Consolidated Balance Sheets -                                  2-3
            April 28, 2002 and January 27, 2002

            Consolidated Statements of Operations -                          4
            Three Months Ended April 28, 2002 and
            April 29, 2001

            Consolidated Statements of Cash Flows -                          5
            Three Months Ended April 28, 2002 and
            April 29, 2001

            Notes to Consolidated Financial Statements                     6-8

            ITEM 2.  Management's Discussion and Analysis                 9-13
            of Financial Condition and Results of Operations

            ITEM 3.  Controls and Procedures                                14

PART II     OTHER INFORMATION

            ITEM 6. Exhibits and Reports on Form 8-K                        15

SIGNATURE                                                                   16

CERTIFICATION                                                            17-18

     EXPLANATORY STATEMENT

Chefs International, Inc. (the "Company") is amending its Quarterly Report on Form 10-QSB for the quarter ended April 28, 2002. The Company completed its initial goodwill impairment testing under FAS 142 during the first quarter of fiscal 2003, and initially determined that there was no impairment of goodwill. However, based solely on the fact that at the commencement of Fiscal 2003, the aggregate market capitalization of the Company was less than its book value (market capitalization of $8,923,406 versus a book value of $15,756,445), the Company determined to restate its financial statements for the first and second quarters of Fiscal 2003. The effect of the restatement as detailed in Note 2 to the Financial Statements, has resulted in a non-cash charge of $430,403, to the carrying value of the Company's goodwill. The charge had no impact on the Company's previously reported operating income prior to the first quarter of fiscal 2003. The change is reflected on the Financial Statements as a cumulative effect of an accounting change in the Company's consolidated statement of operations as amended below.


The following sections of the Company's first quarter fiscal 2003 Form 10-QSB/A differ from its first quarter Form 10-QSB filed on June 7, 2002:

        Item 1. Financial Statements

        Consolidated Balance Sheets, Consolidated Statements of Operations, and Consolidated Statement of Cash Flows

        Note 2: Accounting for Business Combinations

        Note 7: Depreciation and Amortization

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, codified as 18 U.S.C.
Section 1350, the Company has added Certifications by its Principal Executive and Principal Financial Officer.

The Company will provide a version of this first quarter Form 10-QSB/A that is marked to show changes upon request at no charge. Requests should be directed in writing to: Chefs International, Inc., 62 Broadway, Point Pleasant Beach, NJ 08742, Attention: Martin W. Fletcher.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

      PART I - FINANCIAL INFORMATION


ITEM I - CONSOLIDATED FINANCIAL STATEMENTS


                           CONSOLIDATED BALANCE SHEETS


                                    ASSETS
                                              APRIL 28, 2002    JANUARY 27, 2002
                                              --------------    ----------------
                                                (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents                 $   727,842       $ 1,408,062
      Investments                                   256,825           355,825
      Available-for-sale securities               1,793,959         1,720,802
      Miscellaneous receivables                      75,824            62,468
      Inventories                                 1,200,926         1,144,189
      Prepaid expenses                               89,768           181,459
                                                -----------       -----------

      TOTAL CURRENT ASSETS                        4,145,144         4,872,805
                                                -----------       -----------

PROPERTY, PLANT AND EQUIPMENT, at cost           21,641,333        21,229,149

      Less: Accumulated depreciation              8,849,314         8,559,539
                                                -----------       -----------

      PROPERTY, PLANT AND EQUIPMENT, net         12,792,019        12,669,610
                                                -----------       -----------


OTHER ASSETS:
      Investments                                   100,000           151,000
      Goodwill - net                                582,539           430,403
      Liquor licenses - net                         884,764           821,788
      Non-competition agreement - net                61,927                --
      Equity in life insurance policies             589,862           589,862
      Deferred income taxes                       1,158,000         1,166,000
      Other                                          58,735            61,492
                                                -----------       -----------

      TOTAL OTHER ASSETS                          3,455,827         3,220,545
                                                -----------       -----------

                                                $20,372,990       $20,762,960
                                                ===========       ===========


The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  APRIL 28, 2002     JANUARY 27, 2002
                                                  --------------     -----------------
                                                   (Unaudited)

CURRENT LIABILITIES:
      Notes and mortgages payable                  $    266,516        $    277,745
      Accounts payable                                  717,165           1,172,442
      Accrued payroll                                   236,141             196,675
      Accrued expenses                                  550,392             462,806
      Gift certificates                                 342,427             461,610
                                                   ------------        ------------

               TOTAL CURRENT LIABILITIES              2,112,641           2,571,278
                                                   ------------        ------------

NOTES AND MORTGAGES PAYABLE                           2,279,893           1,816,930
                                                   ------------        ------------

OTHER LIABILITIES                                       630,576             618,307
                                                   ------------        ------------

STOCKHOLDERS' EQUITY:
      Capital stock - common $.01 par value,
         Authorized 15,000,000 shares,
         Issued 3,969,516                                39,695              39,695
      Additional paid-in capital                     31,549,492          31,549,492
      Accumulated deficit                           (16,134,217)        (15,739,658)
      Accumulated other comprehensive (loss)           (101,205)            (89,199)
      Treasury stock                                     (3,885)             (3,885)
                                                   ------------        ------------

               TOTAL STOCKHOLDERS' EQUITY            15,349,880          15,756,445
                                                   ------------        ------------

                                                   $ 20,372,990        $ 20,762,960
                                                   ============        ============



The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

        THREE MONTHS ENDED APRIL 28, 2002 AND APRIL 29, 2001 (Unaudited)

                                                        2002            2001
                                                    -----------     -----------

SALES                                               $ 5,643,129     $ 5,118,623

COST OF GOODS SOLD                                    1,735,058       1,637,515
                                                    -----------     -----------

          GROSS PROFIT                                3,908,071       3,481,108
                                                    -----------     -----------
OPERATING EXPENSES:
     Payroll expenses                                 1,826,696       1,563,026
     Other operating expenses                         1,251,714       1,074,981
     Depreciation and amortization                      290,825         278,161
     General and administrative expenses                488,428         436,377
                                                    -----------     -----------

          TOTAL OPERATING EXPENSES                    3,857,663       3,352,545
                                                    -----------     -----------

          INCOME FROM OPERATIONS                         50,408         128,563
                                                    -----------     -----------
OTHER INCOME (EXPENSE):
     Interest expense                                   (43,756)        (21,980)
     Investment income                                   43,192          41,955
                                                    -----------     -----------

          OTHER INCOME (EXPENSE), NET                     (564)         19,975
                                                    -----------     -----------

          INCOME BEFORE INCOME TAXES                     49,844         148,538

PROVISION FOR INCOME TAXES                               14,000          20,000
                                                    -----------     -----------
PROVISION FOR INCOME TAXES
            INCOME BEFORE CUMULATIVE EFFECT
               OF ACCOUNTING CHANGE                      35,844         128,538

CUMULATIVE EFFECT OF AN
  ACCOUNTING CHANGE (Note 2)
  - GOODWILL ACCOUNTING METHOD                         (430,403)             --
                                                    -----------     -----------

           NET INCOME (LOSS)                        $  (394,559)    $   128,538
                                                    ===========     ===========

INCOME PER COMMON SHARE BEFORE
  CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE         $       .01     $       .03

CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE
  - GOODWILL ACCOUNTING METHOD                             (.11)             --
                                                    -----------     -----------

NET INCOME (LOSS) PER COMMON SHARE                  $      (.10)    $       .03
                                                    ===========     ===========

Number of shares outstanding                          3,965,966       4,245,469
                                                    ===========     ===========

The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

        THREE MONTHS ENDED APRIL 28, 2002 AND APRIL 29, 2001 (Unaudited)

                                                                               2002            2001
                                                                           -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                     $  (394,559)    $   128,538
     Adjustments to reconcile net income to net
       cash provided by operating activities:
           Depreciation and amortization                                       290,825         278,161
           Cumulative effect of an accounting change                           430,403              --
           Deferred income taxes                                                 8,000              --
           Gain on sale of assets and investments                               (5,900)             --
           Changes in assets and liabilities:
               (Increase) decrease in:
                   Miscellaneous receivables                                   (13,356)         47,901
                   Inventories                                                 (32,262)         63,347
                   Prepaid expenses                                             91,691        (132,371)
               Increase (decrease) in:
                   Accounts payable                                            (38,177)        187,374
                   Accrued expenses and other liabilities                        6,464         (32,703)
                   Income taxes payable                                             --          13,636
                                                                           -----------     -----------

     NET CASH PROVIDED BY OPERATING ACTIVITIES                                 343,129         553,883
                                                                           -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchase of property and equipment                                 (694,425)       (284,497)
           Acquisition of restaurant assets                                   (867,826)             --
           Sale or redemption of investments                                   176,053         121,250
           Purchase of investments                                             (91,642)       (236,798)
           Other                                                                 2,757          43,853
                                                                           -----------     -----------

     NET CASH (USED IN) INVESTING ACTIVITIES                                (1,475,083)       (356,192)
                                                                           -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
           Proceeds from debt                                                  500,000              --
           Repayment of debt                                                   (48,266)        (33,373)
           Purchase of treasury stock                                               --          (6,302)
                                                                           -----------     -----------

     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       451,734         (39,675)
                                                                           -----------     -----------

     NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (680,220)        158,016

CASH AND CASH EQUIVALENTS:
           Beginning                                                         1,408,062       1,159,580
                                                                           -----------     -----------
           Ending                                                          $   727,842     $ 1,317,596
                                                                           ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
           Cash payment for:
               Interest                                                    $    41,562     $    21,954
                                                                           ===========     ===========
               Income taxes                                                $       240     $     3,500
                                                                           ===========     ===========
Noncash Transactions:
     Increase (decrease) in fair value of securities available for sale    $     1,668     $    (2,608)
                                                                           ===========     ===========

     Change in fair value of derivatives accounted for as hedges           $   (13,674)    $        --
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

Had SFAS No. 142 been effective at the beginning of Fiscal 2002, the non-amortization provisions would have had the following effect on the results of the quarter ended April 29, 2001:

                                                        Three Months Ended
                                                  APRIL 28, 2002  APRIL 29, 2001
                                                  --------------  --------------

Reported net (loss) income                           $(394,559)     $ 128,538
Add back: Amortization of intangibles                        0         13,436
                                                     ---------      ---------

     Adjusted net (loss) income                      $(394,559)     $ 141,974
                                                     =========      =========
Add back: Cumulative effect of change in
  accounting principle                                 430,403             --
                                                     ---------      ---------

Adjusted earnings before cumulative effect of
  change in accounting principle                     $  35,844      $ 141,974
                                                     =========      =========

Basic and Diluted earnings per share
  Reported net (loss) income per share               $    (.10)     $     .03
  Amortization of intangibles                               --             --
                                                     ---------      ---------

  Adjusted net (loss) income per share - basic       $    (.10)     $     .03
Add back: Cumulative effect of change in
  accounting principle                                     .11             --
                                                     ---------      ---------

Adjusted earning per share before cumulative
  effect of change in accounting principle - basic   $     .01      $     .03
                                                     =========      =========



NOTE 3: ACQUISITION

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

NOTE 4: EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period.

NOTE 5: INVENTORIES

Inventories consist of the following:       APRIL 28, 2002      JANUARY 27, 2002
                                            --------------      ----------------
             Food                             $   580,797          $   564,547
             Beverages                            164,840              149,735
             Supplies                             455,289              429,907
                                              -----------          -----------
                                              $ 1,200,926          $ 1,144,189
                                              ===========          ===========

NOTE 6: INCOME TAXES

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

SIGNIFICANT TRANSACTIONS AND NONRECURRING ITEMS
As more fully described herein and in the related footnotes to the accompanying consolidated financial statements, the comparability of Chefs International, Inc.'s operating results has been affected by a significant transaction and nonrecurring item for the three months ended April 28, 2002. During 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting standards No. 142 "Goodwill and Other Intangible Assets"("FAS 142"), which requires that, effective for years beginning on or after January 1, 2002, goodwill, and certain other intangible assets deemed to have an indefinite useful life, cease amortizing. Under the new rules goodwill and certain intangible assets must be assessed for impairment using fair value measurement techniques. The Company completed its initial goodwill impairment testing during the first quarter of Fiscal 2003, and initially determined that there was no impairment of goodwill. However, the Company has subsequently revised its conclusion solely because the aggregate market capitalization of the Company was exceeded by its book value. Therefore, the Company has restated its results for the first quarter of Fiscal 2003, and recorded a $430,403 impairment of goodwill. The charge is reflected as a cumulative effect of an accounting change in the accompanying consolidated financial statements. In order to enhance comparability, the Company compares current year results to the prior year exclusive of this charge.

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

NET INCOME
     Net income, before the $430,403 change for goodwill impairment, for the three months ended April 28, 2002 was $35,800 or $.01 per share compared to net income of $128,500 or $.03 per share for the three months ended April 29, 2001. The primary reasons for the decline in net income this year are the reduced sales and profits of the Florida restaurants due primarily to the weak tourist season, the higher operating expenses of the two new restaurants, the substantial increase in insurance costs and the increase in interest expense associated with the two new bank loans.

LIQUIDITY AND CAPITAL RESOURCES
     The Company has financed its operations primarily from revenues derived from its restaurants.

     The Company's ratio of current assets to current liabilities was 1.96:1 at April 28, 2002 compared to 1.90:1 at the year ended January 27, 2002. Working capital was $2,032,500 at April 28, 2002 versus $2,301,500 at the year-end, a reduction of $269,000. During the first quarter ended April 28, 2002, net cash decreased by $680,200. Net cash provided by operating activities was $343,100. The primary components were net income, after adjustment for depreciation and a cumulative effect of an accounting change, of $326,700 and a decrease in prepaid expenses of $91,700 primarily due to the financing of the Company's property insurance renewal over a twelve month period.

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


     PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS

         99.1 Certification of Principal Executive and Principal Financial Officer of the Company pursuant to 18 United States Code Section 1530.

    (b)  REPORTS OF FORM 8-K

               No reports on Form 8-K were filed during the quarter ended April 28, 2002.

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



CHEFS INTERNATIONAL, INC.



/s/ Anthony C. Papalia
------------------------
ANTHONY C. PAPALIA
Principal Executive and Financial Officer



DATED: January 15, 2003

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES


                               PRINCIPAL EXECUTIVE
                         AND PRINCIPAL FINANCIAL OFFICER
                                  CERTIFICATION


     I, Anthony C. Papalia, Principal Executive and Principal Financial Officer of Chefs International, Inc. (the "Company") do hereby certify that:

         (1) I have reviewed this quarterly report on Form 10-QSB/A of the Company for the quarterly period ended April 28, 2002;

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



Dated:  January 15, 2003

                                                 /s/ Anthony C. Papalia
                                                 -------------------------
                                                 Anthony C. Papalia
                                                 Principal Executive and
                                                     Principal Financial Officer
                                                 Chefs International, Inc.