Form 10QSB/A
period 2002-07-28
CHEFS INTERNATIONAL INC
filed 2003-01-15
CIK 201424

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

               Class                    Outstanding Shares at August 7, 2002
    ----------------------------        ------------------------------------
    Common Stock, $.01 par value                      3,965,975

                            CHEFS INTERNATIONAL, INC.

                                    I N D E X


                                                                        PAGE NO.
                                                                        --------

EXPLANATORY STATEMENT                                                       1

PART I      FINANCIAL INFORMATION

            ITEM 1.  Consolidated Financial Statements

            Consolidated Balance Sheets -                                 2-3
            July 28, 2002 (unaudited) and January 27, 2002

            Consolidated Statements of Operations -                         4
            Six and Three Months Ended July 28, 2002 and
            July 29, 2001 (unaudited)

            Consolidated Statements of Cash Flows -                         5
            Six Months Ended July 28, 2002 and
            July 29, 2001 (unaudited)

            Notes to Consolidated Financial Statements (unaudited)        6-8

            ITEM 2.  Management's Discussion and Analysis                9-13
            of Financial Condition and Results of Operations

            ITEM 3.  Controls and Procedures                               14

PART II     OTHER INFORMATION

            ITEM 6.  Exhibits and Reports on Form 8-K                      15

SIGNATURE                                                                  16

CERTIFICATION                                                           17-18

                              EXPLANATORY STATEMENT

Chefs International, Inc. (the "Company") is amending its Quarterly Report on Form 10-QSB for the quarter ended July 28, 2002. The Company completed its initial goodwill impairment testing under FAS 142 during the first quarter of fiscal 2003, and initially determined that there was no impairment of goodwill. However, based solely on the fact that at the commencement of Fiscal 2003, the aggregate market capitalization of the Company was less than its book value (market capitalization of $8,923,406 versus a book value of $15,756,445), the Company determined to restate its financial statements for the first and second quarters of Fiscal 2003. The effect of the restatement as detailed in Note 2 to the Financial Statements, has resulted in a non-cash charge of $430,403, to the carrying value of the Company's goodwill. The charge had no impact on the Company's previously reported operating income prior to the first quarter of fiscal 2003. The change is reflected on the Financial Statements as a cumulative effect of an accounting change in the Company's consolidated statement of operations as amended below.

The following sections of the Company's second quarter fiscal 2003 Form 10-QSB/A differ from its second quarter Form 10-QSB filed on September 11, 2002:

        Item 1. Financial Statements

        Consolidated Balance Sheets, Consolidated Statements of Operations, and Consolidated Statement of Cash Flows

        Note 2: Accounting for Business Combinations

        Note 7: Depreciation and Amortization

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company will provide a version of this second quarter Form 10-QSB/A that is marked to show changes upon request at no charge. Requests should be directed in writing to: Chefs International, Inc., 62 Broadway, Point Pleasant Beach, NJ 08742, Attention: Martin W. Fletcher.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES


     PART I - FINANCIAL INFORMATION


ITEM I - CONSOLIDATED FINANCIAL STATEMENTS


                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                               JULY 28, 2002    JANUARY 27, 2002
                                               -------------    ----------------
                                                (Unaudited)

CURRENT ASSETS:
     Cash and cash equivalents                  $ 1,460,110          $ 1,408,062
     Investments                                     51,000              355,825
     Available-for-sale securities                1,551,327            1,720,802
     Miscellaneous receivables                      176,692               62,468
     Inventories                                  1,274,652            1,144,189
     Prepaid expenses                                64,523              181,459
                                                -----------          -----------

     TOTAL CURRENT ASSETS                         4,578,304            4,872,805
                                                -----------          -----------

PROPERTY, PLANT AND EQUIPMENT, at cost           21,825,886           21,229,149

     Less: Accumulated depreciation               9,146,275            8,559,539
                                                -----------          -----------

     PROPERTY, PLANT AND EQUIPMENT, net          12,679,611           12,669,610
                                                -----------          -----------

OTHER ASSETS:
     Investments                                    100,000              151,000
     Goodwill - net                                 583,922              430,403
     Liquor licenses - net                          889,764              821,788
     Non-competition agreement - net                 58,778                   --
     Equity in life insurance policies              589,862              589,862
     Deferred income taxes                        1,015,000            1,166,000
     Other                                           42,181               61,492
                                                -----------          -----------

     TOTAL OTHER ASSETS                           3,279,507            3,220,545
                                                -----------          -----------

TOTAL ASSETS                                    $20,536,040          $20,762,960
                                                ===========          ===========

The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        JULY 28, 2002      JANUARY 27, 2002
                                                        -------------      ----------------
                                                         (Unaudited)

CURRENT LIABILITIES:
     Notes and mortgages payable                        $    318,194         $    277,745
     Accounts payable                                        920,276            1,172,442
     Accrued payroll                                         155,992              196,675
     Accrued expenses                                        757,316              462,806
     Income taxes payable                                      5,557                   --
     Gift Certificates                                       304,006              461,610
                                                        ------------         ------------

               TOTAL CURRENT LIABILITIES                   2,461,341            2,571,278
                                                        ------------         ------------

NOTES AND MORTGAGES PAYABLE                                2,097,091            1,816,930
                                                        ------------         ------------

OTHER LIABILITIES                                            688,444              618,307
                                                        ------------         ------------

STOCKHOLDERS' EQUITY:
     Capital stock - common $.01 par value,
       Authorized 15,000,000 shares,
       Issued 3,969,525 and 3,969,508 respectively            39,695               39,695
     Additional paid-in capital                           31,549,492           31,549,492
     Accumulated (deficit)                               (15,835,858)         (15,739,658)
     Accumulated other comprehensive (loss)                 (460,280)             (89,199)
     Treasury stock                                           (3,885)              (3,885)
                                                        ------------         ------------

               TOTAL STOCKHOLDERS' EQUITY                 15,289,164           15,756,445
                                                        ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 20,536,040         $ 20,762,960
                                                        ============         ============


The accompanying notes are an integral part of these financial statements.

                                CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)

                                                  SIX MONTHS ENDED                 THREE MONTHS ENDED
                                          ------------------------------    ------------------------------
                                          JULY 28, 2002    JULY 29, 2001    JULY 28, 2002    JULY 29, 2001
                                          -------------    -------------    -------------    -------------

SALES                                      $ 12,584,137     $ 11,510,381     $  6,941,008     $  6,391,758

COST OF GOODS SOLD                            3,882,377        3,642,714        2,147,319        2,005,199
                                           ------------     ------------     ------------     ------------

           GROSS PROFIT                       8,701,760        7,867,667        4,793,689        4,386,559
                                           ------------     ------------     ------------     ------------

OPERATING EXPENSES:
    Payroll and related expenses              3,919,387        3,327,039        2,092,691        1,764,013
    Other operating expenses                  2,675,666        2,272,685        1,423,952        1,197,704
    Depreciation and amortization               590,933          552,277          300,108          274,116
    General and administrative expenses         986,342          915,768          497,914          479,391
                                           ------------     ------------     ------------     ------------

           TOTAL OPERATING EXPENSES           8,172,328        7,067,769        4,314,665        3,715,224
                                           ------------     ------------     ------------     ------------

           INCOME FROM OPERATIONS               529,432          799,898          479,024          671,335
                                           ------------     ------------     ------------     ------------
OTHER INCOME (EXPENSE):
    Interest expense                            (90,562)         (42,262)         (46,806)         (20,282)
    Investment income                            79,333           86,696           36,141           44,741
                                           ------------     ------------     ------------     ------------

           OTHER INCOME (EXPENSE), NET          (11,229)          44,434          (10,665)          24,459
                                           ------------     ------------     ------------     ------------
           INCOME FROM BEFORE
           INCOME TAXES                         518,203          844,332          468,359          695,794

PROVISION FOR INCOME TAXES                      184,000           91,000          170,000           71,000
                                           ------------     ------------     ------------     ------------
        INCOME BEFORE CUMULATIVE
          EFFECT OF ACCOUNTING
          CHANGE                                334,203          753,332          298,359          624,794

CUMULATIVE EFFECT OF AN
  ACCOUNTING CHANGE (Note 2)
  - GOODWILL ACCOUNTING METHOD                 (430,403)              --               --               --
                                           ------------     ------------     ------------     ------------

NET INCOME (LOSS)                          $    (96,200)    $    753,332     $    298,359     $    624,794
                                           ============     ============     ============     ============

INCOME PER COMMON SHARE
  BEFORE CUMULATIVE EFFECT
  OF AN ACCOUNTING CHANGE                  $        .08     $        .18     $        .08     $        .15

CUMULATIVE EFFECT OF AN
  ACCOUNTING CHANGE
  - GOODWILL ACCOUNTING METHOD                     (.11)              --               --               --
                                           ------------     ------------     ------------     ------------

NET INCOME (LOSS) PER
  COMMON SHARE                             $       (.03)    $        .18     $        .08     $        .15
                                           ============     ============     ============     ============

Number of shares outstanding                  3,965,975        4,230,537        3,965,975        4,234,620

The accompanying notes are an integral part of these financial statements.

                              CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JULY 28, 2002 AND JULY 29, 2001 (Unaudited)

                                                                               2002            2001
                                                                           -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                     $   (96,200)    $   753,332
          Adjustments to reconcile net income to net
            cash provided by operating activities:
                Depreciation and amortization                                  590,933         552,277
                Cumulative effect of an accounting change                      430,403              --
                Deferred income taxes                                          151,000              --
                Gain on sale of assets and investments                          (5,154)             --
                Changes in assets and liabilities:
                     Miscellaneous receivables                                (114,224)          3,835
                     Inventories                                              (105,988)        (69,203)
                     Prepaid expenses                                          116,936         (27,356)
                     Accounts payable                                          164,934         225,875
                     Accrued expenses and other liabilities                     89,433          90,209
                     Income taxes payable                                        5,557          54,386
                                                                           -----------     -----------

          NET CASH PROVIDED BY OPERATING ACTIVITIES                          1,227,630       1,583,355
                                                                           -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
                Purchase of property and equipment                            (869,122)       (517,759)
                Acquisition of restaurant assets                              (882,681)             --
                Sale or redemption of investments                              409,820         132,125
                Purchase of investments                                       (173,520)       (545,653)
                Other                                                           19,311          38,854
                                                                           -----------     -----------

          NET CASH (USED IN) INVESTING ACTIVITIES                           (1,496,192)       (892,433)
                                                                           -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
                Repayment of debt                                             (179,390)        (93,752)
                Proceeds from debt                                             500,000              --
                Purchase of treasury stock                                          --         (14,793)
                                                                           -----------     -----------

          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  320,610        (108,545)
                                                                           -----------     -----------

          NET INCREASE IN CASH AND CASH EQUIVALENTS                             52,048         582,377

     CASH AND CASH EQUIVALENTS:
                Beginning                                                    1,408,062       1,159,580
                                                                           -----------     -----------
                Ending                                                     $ 1,460,110     $ 1,741,957
                                                                           ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash payment for:
          Interest paid                                                    $    89,593     $    42,649
                                                                           ===========     ===========
          Income taxes paid                                                $    14,240     $    33,750
                                                                           ===========     ===========

Noncash Transactions:
     Increase (decrease) in fair value of securities available for sale    $  (294,154)    $    18,211
                                                                           ===========     ===========
     Change in fair value of derivatives accounted for as hedges           $   (76,927)    $        --
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

Had SFAS No. 142 been effective at the beginning of Fiscal 2002, the non-amortization provisions would have had the following effect on the results of the quarter and 6-months ended July 29, 2001:

                                                            Quarter Ended
                                                    July 28, 2002  July 29, 2001
                                                    -------------  -------------

Reported net income                                   $ 298,359     $ 624,794
Add back: Amortization of intangibles                         0        13,435
                                                      ---------     ---------

     Adjusted net income                              $ 298,359     $ 638,229
                                                      =========     =========

Basic and Diluted earnings per share
  Reported net income per share                       $     .08     $     .15
  Amortization of intangibles                                --            --
                                                      ---------     ---------

  Adjusted net income per share - basic               $     .08     $     .15
                                                      =========     =========

                                                           6-months Ended
                                                    July 28, 2002  July 29, 2001
                                                    -------------  -------------
Reported net (loss) income                            $ (96,200)    $ 753,332
Add back: Amortization of intangibles                         0        26,872
                                                      ---------     ---------

     Adjusted net (loss) income                       $ (96,200)    $ 780,204
Add back: Cumulative effect of change in
  accounting principle                                  430,403            --
                                                      ---------     ---------

Adjusted earnings before cumulative effect of
  change in accounting principle                      $ 334,203     $ 780,204
                                                      =========     =========

Basic and Diluted earnings per share
  Reported net (loss) income per share                $    (.03)    $     .18
  Amortization of intangibles                                --           .01
                                                      ---------     ---------

  Adjusted net (loss) income per share - basic        $    (.03)    $     .19
Add back: Cumulative effect of change in
  accounting principle                                      .11            --
                                                      ---------     ---------

Adjusted earnings per share before cumulative
  effect of change in accounting principle - basic    $     .08     $     .19
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

NOTE 4: EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period.

NOTE 5: INVENTORIES

Inventories consist of the following:       JULY 28, 2002       JANUARY 27, 2002
                                            -------------       ----------------
             Food                            $    599,415         $    564,547
             Beverages                            204,189              149,735
             Supplies                             471,048              429,907
                                             ------------         ------------
                                             $  1,274,652         $  1,144,189
                                             ============         ============

NOTE 6: INCOME TAXES

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

SIGNIFICANT TRANSACTIONS AND NONRECURRING ITEMS
As more fully described herein and in the related footnotes to the accompanying consolidated financial statements, the comparability of Chefs International, Inc.'s operating results has been affected by a significant transaction and nonrecurring items for the six months ended July 28, 2002. During 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting standards No. 142 "Goodwill and Other Intangible Assets"("FAS 142"), which requires that, effective for years beginning on or after January 1, 2002, goodwill, and certain other intangible assets deemed to have an indefinite useful life, cease amortizing. Under the new rules goodwill and certain intangible assets must be assessed for impairment using fair value measurement techniques. The Company completed its initial goodwill impairment testing during the first quarter of Fiscal 2003, and initially determined that there was no impairment of goodwill. However, the Company has subsequently revised its conclusion solely because the aggregate market capitalization of the Company was exceeded by its book value. Therefore, the Company has restated its results for the first quarter of Fiscal 2003, and recorded a $430,403 impairment of goodwill. The charge is reflected as a cumulative effect of an accounting change in the accompanying consolidated financial statements. In order to enhance comparability, the Company compares current year results to the prior year exclusive of this charge.

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

NET INCOME.
Net income, before the $430,403 change for goodwill impairment, for the six months ended July 28, 2002 was $334,200 or $.08 per share compared to net income of $753,300 or $.18 per share for the six months ended July 29, 2001. For the quarter ended July 28, 2002, net income was $298,400 or $.08 per share as compared to net income of $624,800 or $.15 per share for last year's second quarter. The primary reasons for the decline in net income this year are the reduced sales and profits resulting from weak tourist seasons in both Florida and New Jersey, the higher operating expenses of the two new restaurants, the substantial increase in all insurance costs and the increase in interest expense associated with the two new bank loans.

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

The Company's ratio of current assets to current liabilities was 1.86:1 at July 28, 2002 compared to 1.90:1 at the year ended January 27, 2002. Working capital was $2,117,000 at July 28, 2002 versus $2,301,500 at the year-end, a reduction of $184,500. During the six months ended July 28, 2002, net cash increased by $52,000. Net cash provided by operating activities was $1,227,600. The primary components were net income, after adjustment for depreciation, deferred income taxes and a cumulative effect of an accounting change, of $1,076,000, a decrease in prepaid expenses of $116,900 primarily due to the financing of the Company's property insurance renewal over a twelve month period, an increase of $114,200 in miscellaneous receivables primarily due to health insurance receivables paid by the Company's health insurance carrier subsequent to July 28, 2002 and an increase in accounts payable of $164,900 related to the summer sales volume.

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

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 3 - CONTROLS AND PROCEDURES

         (a) EXPLANATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's principal executive and principal financial officer after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of the quarterly report (the "Evaluation Date")) has concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to him by others within those entities, particularly during the period in which this quarterly report was being prepared.

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



CHEFS INTERNATIONAL, INC.



/s/ Anthony C. Papalia
------------------------
ANTHONY C. PAPALIA
Principal Executive and Principal Financial Officer



DATED:  January 15, 2003

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                               PRINCIPAL EXECUTIVE
                         AND PRINCIPAL FINANCIAL OFFICER
                                  CERTIFICATION

                ------------------------------------------------

     I, Anthony C. Papalia, Principal Executive and Principal Financial Officer of Chefs International, Inc. (the "Company") do hereby certify that:

         (1) I have reviewed this quarterly report on Form 10-QSB/A of the Company for the quarterly period ended July 28, 2002;

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