Form 10KSB
period 2003-01-26
CHEFS INTERNATIONAL INC
filed 2003-04-28
CIK 201424

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 26, 2003
                          ----------------

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the Transition period from_________________to________________

                          Commission File Number 0-8513


                            CHEFS INTERNATIONAL, INC.
                 ----------------------------------------------
                 [Name of small business issuer in its charter]


                Delaware                                  22-2058515
     -------------------------------               ----------------------
     [State or other jurisdiction of                    [IRS Employer
      incorporation or organization]               Identification Number]


       62 Broadway, P.O. Box 1332
     Pt. Pleasant Beach, New Jersey                           08742
----------------------------------------                   ----------
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


Check whether the issuer [1] filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months [or for such shorter period that the issuer was required to file such reports], and [2] has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                      [  ]

The issuer's revenues for the year ended January 26, 2003 totaled $22,953,925.

On April 11, 2003, the aggregate market value of the voting stock of the issuer (consisting of Common Stock, $.01 par value) held by non-affiliates was approximately $1,950,000 based upon the last sale price for such Common Stock on said date in the over-the-counter market as reported by the Pink Sheets LLC. On such date, there were 3,926,038 shares of the issuer's Common Stock issued and outstanding (excluding 43,550 Treasury Shares).

Transitional Small Business Disclosure Format (check one)

         Yes ___   No _X_

                            CHEFS INTERNATIONAL, INC.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         (a) BUSINESS DEVELOPMENT - Chefs International, Inc. ("Chefs" or the "Company") was organized under the laws of the State of Delaware in March 1975. The Company currently operates eleven restaurants on a year-round basis, eight of which are free-standing seafood restaurants in New Jersey (four) and Florida
(four); two of which are Mexican theme restaurants, one located in the Monmouth Mall in Eatontown, New Jersey and the other, a free-standing restaurant located in Freehold, New Jersey, and one of which is a free-standing restaurant also located in Freehold, New Jersey featuring an eclectic American food menu. Six of the seafood restaurants are operated under the name "Jack Baker's Lobster Shanty" one under the name "Baker's Wharfside" and one under the name "Mr. Manatee's Casual Grille." The two Mexican theme restaurants are operated under the name "Escondido's Mexican Restaurant." The eclectic American food restaurant is operated under the name "Moore's Tavern and Restaurant." The Company opened its first seafood restaurant in November 1978, its first Mexican theme restaurant in April 1996 and "Moore's Tavern and Restaurant" in February 2000. (As used herein, the term the "Company" may at times include Chefs and its various subsidiaries.) See "Development Since the Beginning of the Last Fiscal Year" as to the Company's planned closing during the second quarter of calendar year 2003 of its Mexican theme restaurant located at the Monmouth Mall.

         The Company's executive offices are located at 62 Broadway, Point Pleasant Beach, New Jersey 08742. Its telephone number is (732) 295-0350.

DEVELOPMENTS SINCE THE BEGINNING OF THE LAST FISCAL YEAR

RESTAURANT OPENINGS AND PLANNED CLOSING

         In February 2000, the Company executed a lease with Moore's Realty Associates, a New Jersey partnership ("Moore's Realty") whose partners are members of the Lombardi Group and other members of the Lombardi family. (The Lombardi Group, consisting of various members of the Lombardi Family and their affiliates, purchased a substantial number of shares of Chefs' Common Stock in May 1999 resulting in their ownership in May 1999 of in excess of 50% of the issued and outstanding shares of Chefs' Common Stock, and as a result, in ownership of voting control of the Company. The Lombardi

Group currently owns approximately 64% of the issued and outstanding shares of Chefs' Common Stock. Five Lombardi brothers, each of whom is a member of the Lombardi Group, serve as Chefs' directors.) The lease was of premises on West Main Street (Route 537) in Freehold, New Jersey where an entity affiliated with Moore's Realty, Moore's Inn, Inc. was operating a restaurant and tavern under the name "Moore's Inn." The Company provided consulting services to the operators of Moore's Inn from January 3, 2000 until February 23, 2000 when it executed a lease and various purchase agreements and commenced to operate the facility under the name "Moore's Tavern and Restaurant."

         In connection with the February 2000 execution of the lease of Moore's Inn to the Company, Moore's Realty agreed not to sell or lease a building
("Building B") adjacent to Moore's Inn or the nearby pad site for a proposed building ("Building C") to a third party for a period of one year. Moore's Realty also agreed that if during the initial one-year period, the Company entered into an agreement to purchase or lease Building B, it would not sell or lease the Building C pad site to anyone other than the Company for an additional one-year period. In October 2001, the Company leased Building B from Moore's Realty and in January 2002, opened a Mexican theme restaurant in Building B under the name "Escondido's Mexican Restaurant."

         In September 2002, the Company leased the Building C pad site from Moore's Realty for use as a parking lot for its Freehold, New Jersey Moore's Tavern and Restaurant and its adjacent Escondido's Mexican Restaurant. The lease is for a five-year term through January 2007 and contains provisions for three consecutive five-year renewals at the Company's option. Either party has the right to terminate the lease upon twelve (12) months written notice after conclusion of the initial term which expires in January 2007, provided that if the Landlord elects to terminate the lease, it must offer the Tenant the right to lease an adjoining paved parking area sufficient to park at least fifty (50) automobiles on terms and conditions similar to those contained in the lease. The lease also provides that if the Company is leasing either Building A (Moore's
Tavern and Restaurant) or Building B (Escondido's Mexican Restaurant) at the time of termination by Moore's Realty, Moore's Realty will not permit a restaurant to be developed on the Building C pad site.

         The lease is a "triple-net" lease pursuant to which the Company pays real estate taxes, insurance, electricity charges, snow and ice removal, cleaning and maintenance. The lease provides for a minimum rent at an annual rate of $40,000 during each year of the initial five-year term, $44,000 during each year of the first five-year renewal period; $50,000 during each year of the second five-year renewal period and $55,000 during each year of the third five-year renewal period. In addition to the minimum annual rent, the Company is required to pay an amount to Moore's Realty equal to (i) 1% of the total gross sales of food and beverages etc. at the Moore's Tavern and Restaurant and at the Escondido's Mexican restaurant in each year (excluding taxes and gratuities) (the "gross annual rent"), less (ii) the minimum annual rent for such year. During fiscal 2003, the Company installed curbing, paving and other improvements to the site at a cost of approximately $134,000. The site now provides parking for approximately sixty-five (65) automobiles for patrons of the two Freehold restaurants. Moore's Realty has agreed to reimburse the Company's costs. Moore's Realty's reimbursement obligation will be applied as a credit against the minimum rent and the gross annual rent, if any, due under the lease.

         The lease for the Building C pad site cannot be deemed as an "arm's length" transaction due to the interest of the Lombardi Group and other members of the Lombardi family. The lease was negotiated for the Company by Anthony C. Papalia, its president and chief executive officer. Mr. Papalia and the non-interested directors concluded that the terms of the transactions were fair and in the best interests of the Company.

         In April 2002, the Company commenced operation of a free-standing casual theme restaurant primarily featuring seafood items in a leased facility in Vero Beach, Florida continuing the operation of the restaurant under the name "Mr. Manatee's Casual Grille." See "Restaurant Operations" in this Item 1.

PLANNED RESTAURANT CLOSING

         During fiscal 2003,the Company operated a second Escondido's Mexican Restaurant located at the Monmouth Mall in Eatontown, New Jersey. This restaurant had been opened by the Company in April 1996 and operated under the name "Garcia's" until the Company changed the name of the restaurant in February 2002. Prior to opening this restaurant as Garcia's, the Company operated a Le Crepe restaurant at the site. The La Crepe restaurant at the site closed in December 1995 and the Company then spent approximately $720,000 to construct the Garcia's restaurant at the site.

         The restaurant consists of 4,371 square feet of leased space. It has a bar and tables and booths which can accommodate approximately 130 patrons. The Company has a liquor license permitting the consumption of wine and alcoholic beverages on the premises. The Company's lease for the restaurant, due to expire in fiscal 2008, currently provides for a minimum annual rental of $118,017.

         The Company is required to pay additional rent equal to 5% of the restaurant's annual gross revenues in excess of approximately $2,300,000. The Company is also required to pay a proportionate share of the Mall's real estate taxes, utility charges, the Landlord's operating costs and certain other charges.

         As a result of continuing operating losses at its Monmouth Mall Mexican theme restaurant, management has decided to close this restaurant. The closing is expected to take place during the second quarter of calendar year 2003. The Company is currently in negotiation with the Landlord to terminate the lease prior to its expiration date and is also negotiating to sell its liquor license for use at the location. Management believes that the proceeds from the sale of the liquor license will exceed the amount the Company will be required to pay to obtain early termination of the lease but no assurance can be given that such will be the case.

SHARE REPURCHASE PROGRAM

         On June 8, 2000, the Company announced that it had decided to repurchase up to 400,000 shares of Chefs' Common Stock over the following 24 months. At the conclusion of this Repurchase Program, the Company had repurchased an aggregate 28,191 shares of Chefs' Common Stock in the over-the-counter market at prices ranging from $.73 to $1.20 per share and had repurchased an aggregate 262,603 shares in a block transaction with a limited group of unaffiliated stockholders at $2.10 per share.

         On January 21, 2003, the Company announced a second Share Repurchase Program to purchase up to 100,000 shares of Chefs' Common Stock over the next twelve months. To date, the Company has repurchased an aggregate 40,000 shares of Chefs' Common Stock in the over-the-counter market at $1.49 per share pursuant to the second Share Repurchase Program.

         The Company's Board of Directors believes that Chefs' Common Stock was undervalued in the public market and that the Repurchase Programs would constitute an appropriate investment to the benefit of the Company's stockholders. All repurchases were effected at prices per share substantially below the Company's per share book value. The Company has utilized available cash reserves to effect each of its stock repurchases.

BANK LOANS

         At January 27, 2002, the Company owed approximately $93,000 pursuant to a term loan originally in the amount of $500,000 from First Union National Bank ("First Union"). This loan was payable in monthly installments of principal with interest at an annual rate of 9 1/4% through December 2002 and was paid in full during fiscal 2003.

         At January 27, 2002, the Company also had a $500,000 revolving line of credit ("L/C line") from First Union expiring on June 30, 2003 and secured by a first mortgage on the Toms River restaurant. No borrowings had been made under the L/C line at said date. In March 2002, the Company borrowed $500,000 under this L/C line and applied the proceeds towards the purchase of the assets of Mr. Manatee's. See "Restaurant Operations."

         On May 21, 2002, the Company borrowed $500,000 from Wachovia Bank (the successor by merger to First Union), and applied the proceeds to repayment of the balance under the L/C line. Principal payments under this Term Loan are due in amounts varying from $5,000 to $25,000 in the months of March through November in calendar years 2002 through 2007 together with interest at the LIBOR Market Index Rate plus 2%. Indebtedness under this Term Loan is secured by a mortgage on the Company's Toms River, New Jersey seafood restaurant. At January 26, 2003, the outstanding principal balance under this term loan was approximately $415,000.

         In September 2001, the Company borrowed $600,000 from First Union secured by a first mortgage on its Baker's Wharfside restaurant in Point Pleasant Beach and borrowed an additional $600,000 from First Union secured by a first mortgage on its Jack Baker's Lobster Shanty restaurant in Point Pleasant Beach. Each of these two loans have a ten year maturity providing for annual principal payments of approximately $60,000 commencing in fiscal 2003 together with interest on the unpaid balance at an annual rate of 7.57%. At January 26, 2003, the outstanding principal balance of each of these loans was $537,500.

         The Company applied the $1,200,000 of loan proceeds as part of the $1,300,000 it utilized to renovate, decorate and equip (kitchen, bar, furniture, fixtures) its Escondido's Mexican Restaurant in Freehold, New Jersey which opened in January 2002.

         In May 1998, the Company borrowed $124,000 from First Union to partially fund the purchase of property adjoining its Toms River, New Jersey seafood restaurant. The loan is repayable in monthly installments of principal with interest at LIBOR plus 2 1/4% through May 2003 and is secured by a first mortgage on the property. At January 26, 2003, approximately $8,300 was outstanding under this loan.

         In October 1998, the Company borrowed $880,000 from First Union to fund the $1,100,000 purchase of its Vero Beach, Florida seafood restaurant. This loan is repayable in monthly installments of $8,319 comprised of principal and interest at an annual rate of 7.82% through November 2008 and is secured by a first mortgage on the Vero Beach property. At January 26, 2003, approximately $733,700 was outstanding under this loan (which provides for a $431,429 "balloon" payment in November 2008).

         Repayment of the Company's term loans and of borrowings under its line of credit is guaranteed by each of the Company's subsidiaries.

         Pursuant to its principal Loan Agreements, the Company has agreed to certain affirmative and negative covenants, violation of which without First Union's waiver would constitute a default under the Loan Agreements. Included are affirmative covenants by the Company to maintain its properties in good condition and repair; maintain adequate insurance coverage; conduct its business in the manner and at the locations where it is currently being conducted; maintain a Funds Flow Coverage of not less than 1.20 to 1.00; maintain a
Tangible Net Worth at fiscal 2003 year end of not less than $12,550,000 increasing by not less than $50,000 in each subsequent year; maintain a ratio of Senior Liabilities to Effective Tangible Net Worth of not more than .50 to 1.00 measured semi-annually; and maintain liquid assets (cash, time deposits, marketable securities) of not less than $500,000. Also included are negative covenants of the Company not to permit or effect a material change in ownership or in management; not to create or permit certain liens or encumbrances on its assets; not to guarantee third party obligations; and not to retire or otherwise acquire any of its capital stock (excluding repurchases of up to 400,000 shares at market prices pursuant to its June 2000 Stock Repurchase Program and the 262,000 share block purchase described above as well as repurchases of up to 100,000 shares at market prices pursuant to its January 2003 Stock Repurchase Program also described above. The Company received waivers from First Union for these repurchases). The Company was in compliance with all material covenants under the Loan Agreements at January 26, 2003.

         (b) BUSINESS OF ISSUER - The Company is engaged in one business; the operation of eleven restaurants in New Jersey and Florida on a year-round basis but has decided to close one of the New Jersey restaurants in the second quarter of calendar 2003.

                              RESTAURANT OPERATIONS

         The Company currently operates eleven restaurants on a year-round basis, eight of which are free-standing seafood restaurants in New Jersey (four) and Florida (four); two of which are Mexican theme restaurants, one located in the Monmouth Mall in Eatontown, New Jersey and the other, a free-standing restaurant located in Freehold, New Jersey, and one of which is a free-standing restaurant also located in Freehold, New Jersey featuring an eclectic American food menu. Six of the seafood restaurants are operated under the name "Jack Baker's Lobster Shanty," one under the name "Baker's Wharfside" and one under the name "Mr. Manatee's Casual Grille." The two Mexican theme restaurants are operated under the name "Escondido's Mexican Restaurant." The eclectic American food restaurant is operated under the name "Moore's Tavern and Restaurant." The Company opened its first seafood restaurant in November 1978, its first Mexican theme restaurant in April 1996 and "Moore's Tavern and Restaurant" in February 2000. See "Developments Since the Beginning of the Last Fiscal Year" as to the Company's planned closing during the second quarter of calendar year 2003 of its Mexican theme restaurant located at the Monmouth Mall. The Company's restaurants, all of which are operated on a year-round basis, are as follows:

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

MR. MANATEE'S CASUAL GRILLE

Vero Beach, Florida                         April 2002

ESCONDIDO'S MEXICAN RESTAURANTS

Monmouth Mall, Eatontown,
  New Jersey                                April 1996*

Freehold, New Jersey                        January 2002

MOORE'S TAVERN AND RESTAURANT

Freehold, New Jersey                        February 2000

----------
* The Company plans to close this restaurant during the second quarter of calendar year 2003.


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

         JACK BAKER'S LOBSTER SHANTY RESTAURANTS

         VERO BEACH, FLORIDA - This restaurant, consisting of approximately 6,900 square feet, is free standing in Vero Beach, Florida on the intracoastal waterway, and seats approximately 200. It opened in December 1979 pursuant to a lease from a partnership, the principal partner of which was the Company's then principal stockholder. During fiscal 1998, the Company constructed an outdoor deck with a bar and dining facilities at this restaurant at a cost of approximately $125,000. At August 31, 1998, the Company was continuing to lease this restaurant on a month-to-month "net" basis at a monthly rental of $10,000 with the Company also paying personal property taxes and insurance thereunder. On that date, the United States Bankruptcy Court for the District of New Jersey ordered the acceptance of the Company's bid of $1,100,000 to purchase the Vero Beach restaurant property from the partnership. On October 30, 1998, the Company completed the purchase of the property for $1,100,000. To fund the purchase, the Company obtained an $880,000 first mortgage loan from its principal lending bank, First Union National Bank, and paid the balance of the purchase price from working capital. The Company's successful bid was based upon an independent appraisal of the property and was equal to the appraised value. See "Bank Loans" herein as to the repayment terms of this loan.

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

         In May 1998, the Company spent $166,000 to purchase a lot and building with a waterfront location adjacent to the Toms River Lobster Shanty. The Company partially funded the purchase price with the bank loan previously described. The Company has obtained the variances necessary for it to develop an outdoor patio dining area with seating for 125 on this site. The issuance of the variances to the Company is subject to appeal. The time for any objecting party to appeal expires in early May 2003. Assuming there is no appeal, the Company intends to obtain the necessary permits and to promptly commence construction of the planned patio dining area. The Company estimates the total costs of construction and outfitting at approximately $350,000 for an opening now anticipated in fiscal 2005.

         JENSEN BEACH, FLORIDA - This 200 seat restaurant, consisting of approximately 4,500 square feet, is located in a free standing building on the intracoastal waterway in Jensen Beach, Martin County, approximately 50 miles north of Palm Beach. The restaurant has parking for 100 automobiles. Acquired in October 1980 were two lots, the restaurant with furnishings and a liquor license from an unaffiliated party for $975,000. The Company made a $295,000 down payment and paid the balance over a ten year period through September 1990.

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

         MR. MANATEE'S CASUAL GRILLE RESTAURANT

         VERO BEACH, FLORIDA - This restaurant, consisting of approximately 4,000 square feet, is free standing at 30 Royal Palm Pointe in Vero Beach and seats approximately 165. It has parking for approximately 40 automobiles but there are additional municipal parking spaces available at the contiguous Royal Palm Pointe municipal park. Pursuant to a January 2002 asset purchase agreement, the Company purchased the furnishings, fixtures and equipment, liquor license, goodwill, right to the name and the business of Mr. Manatee's from an unaffiliated third party for $800,000. The Company paid $300,000 of the purchase price from its available cash reserves and borrowed the $500,000 balance under its available Line of Credit. See Note 5 of Notes to the Company's Consolidated Financial Statements as to the write down of the goodwill associated with Mr. Manatee's in the amount of $583,922 as a result of the aggregate capitalization of the Company (i.e. market value of Chefs' outstanding Common Stock) being less than its book value. This amount is included as an operating expense in the Company's Consolidated Statement of Operations for fiscal 2003. On April 1, 2002, the Company entered into a five year lease of the restaurant property at a monthly rental of $8,000 under a triple "net-net" Lease. The Lease provides the Company with an option to renew the lease for up to three additional five year terms with the rental increasing by ten percent for each additional five-year renewal term. The Lease also provides the Company with the right to purchase the Property for $1,075,000 at the expiration of the initial five year term of the Lease.

         Mr. Manatee's Casual Grille opened under the Company's management on April 1, 2002. It is a casual theme restaurant primarily featuring seafood items, serving lunch meals, dinner meals and sandwiches. To date, the average check at Mr. Manatee's has been approximately 15% to 20% lower than the check average at the Company's other seafood restaurants.

MEXICAN THEME RESTAURANTS

         At January 26, 2003, the Company was operating two Mexican theme restaurants, each under the name "Escondido's Mexican Restaurant." One was a free-standing restaurant located in Freehold, New Jersey. The other was located at the Monmouth Shopping Mall in Eatontown, New Jersey. See "Developments Since the Beginning of the Last Fiscal Year" as to the Company's planned closing during the second quarter of calendar year 2003 of its Escondido's Mexican Restaurant at the Monmouth Shopping Mall.

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

         FREEHOLD, NEW JERSEY - The Company opened its Freehold, New Jersey "Escondido's Mexican Restaurant" located on West Main Street (Route 537) in January 2002. This free-standing restaurant, consisting of approximately 5,000 square feet of leased space, is decorated in a bright multi-colored Mexican motif. The restaurant has a bar and tables and booths which can accommodate approximately 225 patrons and shares parking facilities with the adjoining Moore's Tavern and Restaurant. It has a liquor license permitting the consumption of wine and alcoholic beverages on the premises. The restaurant is open for lunch and dinner seven days per week.

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

         The lease is a "triple-net" lease pursuant to which the Company pays real estate taxes, insurance and heating and air conditioning costs. The lease provides for a minimum annual rental of $90,000 during each year of the initial five-year term, $100,000 during each year of the first five-year renewal period, $112,500 during each year of the second five-year renewal period and $125,500 during each year of the third five-year renewal period. In addition to the minimum annual rental, the Company is also required to pay an amount to Moore's Realty equal to (i) 6% of the total gross sales of food and beverages etc. at the facility in each year (excluding taxes and gratuities) (the "gross annual rental") less (ii) the minimum annual rental for that year. Moore's Realty has the right to terminate the lease upon twelve months' prior written notice if, for the preceding lease year, the gross annual rental did not exceed the minimum annual rental for that year. For the fiscal year ended January 26, 2003, the Company was only obligated to pay the minimum annual rental of $90,000.

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

         See "Developments Since the Beginning of its Last Fiscal Year" as to the Company's lease of the Building C pad site to provide additional parking for both this restaurant and Moore's Tavern and Restaurant.

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

         The lease is a "triple-net" lease pursuant to which the Company will pay real estate taxes, insurance and heating and air conditioning costs. The lease provides for a minimum annual rental of $90,000 during each year of the initial five-year term, $100,000 during each year of the first five-year renewal period, $112,500 during each year of the second five-year renewal period and $125,500 during each year of the third five-year renewal period. In addition to the minimum annual rental, the Company is also required to pay an amount to Moore's Realty equal to (i) 6% of the total gross sales of food and beverages etc. at the facility in each year (excluding taxes and gratuities) (the "gross annual rental") less (ii) the minimum annual rental for that year. For the fiscal year ended January 26, 2003, the gross annual rental aggregated $141,963. Moore's Realty has the right to terminate the lease upon twelve months' prior written notice if, for the preceding lease year, the gross annual rental did not exceed the minimum annual rental for that year.

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

         At the time of execution of the lease, Moore's Realty agreed not to sell or lease a building ("Building B") adjacent to the Moore's Inn or the nearby pad site for a proposed building ("Building C") for a period of one year. If during the first year, the Company entered into an agreement to purchase or lease Building B, Moore's Realty agreed not to sell or lease the pad site to anyone other than the Company for an additional one-year period. See "Mexican Theme Restaurants" herein as to the Company's lease of Building B from Moore's Realty in fiscal 2002, renovation of the facility and opening of an "Escondido's Mexican Restaurant" at the facility in January 2002. At the time of the Company's leasing of Building B, the Company and Moore's Realty executed an amendment to their January 21, 2000 lease agreement extending the initial term of the earlier lease to the termination date provided for in the later lease and similarly extending the renewal periods of the earlier lease to coincide with the renewal periods of the Building B lease. Also see "Developments Since the Beginning of its Last Fiscal Year" as to the Company's lease of the Building C pad site to provide additional parking for this restaurant and its Freehold Escondido's Mexican Restaurant.

         The Moore's Tavern and Restaurant, consisting of approximately 7,700 square feet, is free standing and is located on West Main Street (Route 537) in Freehold, New Jersey. The restaurant seats approximately 260 (with an outdoor patio for warm weather use that can seat an additional approximately 40 persons) and accommodates parking for approximately 200 automobiles, the parking to be shared with any businesses operated from Building B (now operated by the Company as an Escondido's Mexican Restaurant), and proposed Building C. See "Developments Since the Beginning of the Last Fiscal Year" as to the Company's leasing of the Building C pad site to provide additional parking for patrons of its two Freehold, New Jersey restaurants. The tavern portion of this restaurant is of an historic nature having been initially constructed in the late 18th century and owned by an officer in the American Revolutionary Army. The entire restaurant is decorated in a revolutionary period decor.

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

SEASONAL ASPECTS

         The Company's New Jersey seafood restaurants experience a significant portion of their sales from May through September whereas its Florida seafood restaurants experience a significant portion of their sales from January through April. The Monmouth Mall Escondido's Mexican Restaurant derives a significant portion of its sales during the holiday season from Thanksgiving through Christmas. Moore's Tavern and Restaurant and the Freehold Escondido's Mexican Restaurant have experienced a seasonality factor similar to but not as dramatic as the seasonality factor of the Company's New Jersey seafood restaurants. Mr. Manatee's Casual Grille follows the seasonality pattern of the Company's Florida restaurants.

TRADEMARKS

         The Company has no patents, trademarks, licenses, franchises or concessions which it regards as material to its restaurant business with the exception of the service mark "Jack Baker's Lobster Shanty"(R) registered for a 20 year period with the U.S. Patent and Trademark Office in February, 1989, and its rights to use of the names "Moore's Inn" and "Moore's Tavern" as described above. The Company also believes its use of the service mark "Escondido's Mexican Restaurant"(R) is material to its restaurant business. The Company applied to the United States Commissioner of Trademarks and effective September 2002, obtained registration of the service mark "Escondido's Mexican Restaurant."(R)

COMPETITION

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

EMPLOYEES

         The Company maintains its administrative employees at its executive offices including its principal officers (see "Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act"), secretarial and bookkeeping personnel. Each of the Company's seafood restaurant units employs a general manager, two assistant managers and between 40 and 130 other employees to serve as waitresses, waiters, busboys, bartenders, cooks, dishwashers, kitchen help, hostesses and cashiers (some on a part-time basis). The Company's Escondido's Mexican Restaurant in Freehold, New Jersey employs between 30 and 40 employees and its Moore's Tavern and Restaurant employs approximately 60 employees, in each case serving similar functions. The Company also presently employs three area supervisors, each responsible for certain of the Company's restaurants. Managerial candidates are recruited for the Company's restaurants from hotel and restaurant management schools, restaurant recruiting agencies, through advertising in restaurant management magazines and by promotion from within the Company's own organization. At January 26, 2003, the Company had approximately 550 employees (including part-time workers). The Company is not a party to any collective bargaining agreements and has enjoyed satisfactory employee relations since inception.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the quarter ended January 26, 2003.

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

                                                  Bid Prices
             Quarter                         --------------------
             Ended                            High           Low
             -------                         ------         -----
             April 27, 2001                  $  .90         $ .70
             July 27, 2001                     1.37           .81
             October 26, 2001                  1.41          1.07
             January 25, 2002                  2.15          1.15

             April 26, 2002                  $ 2.10        $ 1.42
             July 26, 2002                     1.72          1.42
             October 25, 2002                  1.46          1.33
             January 24, 2003                  1.50          1.35

         The above quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. They do not necessarily represent actual transactions.

         At April 11, 2003, the number of record holders of the Common Stock was 6,496. Such number of record holders was determined from the Company's shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

         The Company did not sell any of its equity securities during the fiscal year ended January 26, 2003.

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

FINANCIAL REPORTING

         Financial Reporting Release No. 60, issued by the Securities and Exchange Commission ("SEC"), requires all registrants to discuss critical accounting policies or methods used in the preparation of financial statements.
Note 1 to the consolidated financial statements includes a summary of significant accounting policies and methods used in the preparation of the Company's consolidated financial statements. However, in the opinion of management, the Company does not have any individual accounting policy that is critical to the preparation of its consolidated financial statements. This is due principally to the nature of the accounting requirements of the Company's business. The following is a review of the more significant accounting policies and methods used by the Company.

         Depreciation and Amortization: The Company depreciates its property, plant and equipment and amortizes its definite life intangible assets using straight-line methods over the estimated useful lives of the assets. As discussed in Note 5 to the Consolidated Financial Statements, on January 28, 2002 the Company adopted a new accounting standard. This new standard required an initial impairment assessment involving a comparison of the fair value of goodwill and other intangible assets to their current carrying values. Upon adoption, the Company recorded a loss for the cumulative effect of an accounting change of $430,403. The loss, attributable to a write-down of goodwill, was based on the fact that the aggregate market capitalization of the Company was less than its book value. The Company was also required to conduct an annual review of goodwill and liquor licenses for potential impairment. The Company's annual impairment test required the Company to write down the goodwill associated with its April 2002 acquisition of Mr. Manatee's Casual Grille (see Note 2 to the Consolidated Financial Statements). Again, the write down was a result of the market capitalization of the Company being less than its book value. The write down of goodwill associated with Mr. Manatee's Casual Grille of $583,922 is included as an operating expense in the fiscal 2003 Statement of Operations.

         Income Taxes: The Company accounts for income taxes in accordance with statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between book and tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The recognition of the deferred tax assets is based on management's best assumptions and estimates of future income. A valuation allowance is recorded when management determines that it is more likely than not that some portion of the deferred tax asset will not be realized. These assumptions and estimates will be periodically reviewed and, if needed, adjustments will be made as required.

          Hedging Instruments: The Company has interest rate swap agreements relating to a portion of its variable rate debt. The Company accounts for these hedging instruments under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," and its related amendment, SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as "SFAS No. 133"). The interest rate swap agreements are designated as cash flow hedges and are reflected at fair value in the Consolidated Balance Sheet and the related losses on these contracts are deferred in shareholders' equity as a component of accumulated other comprehensive loss.

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

         The Company currently operates eleven restaurants on a year-round basis. See Item 1, "Developments Since the Beginning of the Last Fiscal Year" as to the Company's planned closing of one of these restaurants, its Escondido's Mexican Restaurant in the Monmouth Mall, during the second quarter of calendar year 2003. The Company opened its first seafood restaurant in November 1978 and currently has seven free-standing seafood restaurants in New Jersey and Florida operating under the names "Jack Baker's Lobster Shanty" or "Baker's Wharfside." The Company opened its first Mexican theme restaurant, located in New Jersey, in April 1996, under the name "Garcia's." In February 2000, the Company commenced the operation of the ninth restaurant, Moore's Tavern and Restaurant, ("Moore's"), a free-standing restaurant in Freehold, New Jersey serving an eclectic American food type menu. On January 29, 2002, the Company commenced operation of its tenth restaurant, Escondido's Mexican Restaurant ("Freehold"), a Mexican theme restaurant located in Freehold, New Jersey, adjacent to Moore's. On February 1, 2002, Garcia's began to operate under the trade name Escondido's ("Monmouth"). The Company plans to close this restaurant during the second quarter of calendar year 2003. On April 1, 2002, the Company acquired the operations of its eleventh restaurant, Mr. Manatee's Casual Grille ("Manatee's"), a casual theme restaurant primarily featuring seafood items, located in Vero Beach, Florida near the Company's Vero Beach, Florida Lobster Shanty.

         Generally, the Company's New Jersey seafood restaurants derive a significant portion of their sales from May through September. The Company's Florida seafood restaurants derive a significant portion of their sales from January through April. The Company's Monmouth Escondido's restaurant derives a significant portion of its sales during the holiday season from Thanksgiving through Christmas. Moore's experiences a seasonality factor similar to but not as dramatic as the seasonality factor of the New Jersey seafood restaurants. The Company's Freehold Escondido's experiences a seasonality factor similar to Moore's. Manatee's follows the seasonality pattern of the other Florida restaurants.

         The Company operated nine restaurants during the year ended January 27, 2002.

         The statements of operations are comprised of a 52-week period for both the year ended January 26, 2003 ("fiscal 2003") and the year ended January 27, 2002 ("fiscal 2002").

RESULTS OF OPERATIONS

SALES

         Sales for the year ended January 26, 2003 were $22,953,900, an increase of $2,155,600 or 10.4%, as compared to $20,798,300 for the year ended January 27, 2002. The increase includes sales of $1,494,100 at the Freehold Escondido's, which opened on January 29, 2002, and sales of $1,359,300 at Manatee's, which opened on April 1, 2002. The other nine restaurants combined had decreased sales of $697,800 or 3.4% versus last year. The primary reasons for the decline in sales were the weak tourist and summer seasons in Florida, where sales were off by $322,400 or 5.1%, due to public concerns about air traffic safety after 9/11/01 (see reduced customer traffic at Disney in Orlando where attendance plunged by double-digit percentages and has not returned to pre 9/11 levels), the slow economy and fears of another recession, the continuing bear stock market which has negatively impacted discretionary spending and consumer confidence, concerns about the Iraq war, and similar to the Florida tourist season, a slow summer and third and fourth quarters in New Jersey, where sales were lower by $375,400 or 2.6%. The New Jersey restaurants were also negatively impacted by the unusually wet and cold winter weather. The number of customers served during fiscal 2003 in the nine restaurants decreased by 5.2% while the average check paid per customer increased by 1.9%. The average check paid per customer at both Freehold Escondido's and Manatee's was less than at the seven seafood restaurants and Moore's and higher than at Monmouth Escondido's.

GROSS PROFIT; GROSS MARGIN.

         Gross profit was 68.8% of sales for fiscal 2003 as compared to 68.4% of sales for fiscal 2002. The primary reason for the improvement was lower costs of high volume seafood items including shrimp, scallops and flounder, which are primary components of the Company's menus. Additionally, the Company's gross profit was improved by the addition of both Freehold Escondido's which offers a lower cost Mexican fare, and Manatee's which offers a lower cost seafood menu.

Operating Expenses.

         Total operating expenses increased by 18.3% from $13,766,200 for fiscal 2002 to $16,286,300 for fiscal 2003. Payroll and related expenses were 32.2% of gross sales for fiscal 2003 compared to 30.1% of gross sales for fiscal 2002. The primary reasons for the increase were higher health insurance premiums which increased by more than 30% on April 1, 2002, the substantial decrease in sales in the nine restaurants that operated during both years, and the overall higher payroll costs at the two new restaurants. Historically, new restaurants have higher operating expenses during the first few months of operation. Other operating expenses increased to 22.4% of sales for fiscal 2003 versus 21% in 2002 primarily due to the addition of the two new restaurants and higher occupancy costs resulting from higher property insurance premiums and higher real estate taxes. The Company's property and casualty insurance coverage was renewed in April 2002 at an overall increase of 26%. The property component of the insurance package, which is included in the Company's occupancy costs, was renewed with a 56% rate increase.

         Depreciation and amortization expenses increased by approximately $84,400 during fiscal 2003 versus the prior year primarily due to the depreciation expenses associated with the $1,334,200 renovation of the Freehold Escondido's and the purchase of the furniture, fixtures and equipment of Manatee's offset by the reduction in amortization costs due to the Company's adoption of SFAS No. 142 (see Note 1 to the Consolidated Financial Statements).

         General and administrative expenses were $53,900 lower in fiscal 2003 versus the prior year. Despite an increase of approximately $81,400 in insurance costs in fiscal 2003, total general and administrative expenses were lower because the total for fiscal 2002 included approximately $61,300 more in training and recruiting costs primarily associated with the opening of the Freehold Escondido's, $80,000 to terminate an agreement with Garcimex of New Jersey and approximately $26,000 in market research and legal costs to develop the trade name Escondido's Mexican Restaurant. Salaries for fiscal 2003 included $32,900 attributed to the Company's Executive Incentive Bonus Plan ("Bonus Plan") (see Note 9 to the Consolidated Financial Statements), while salaries in fiscal 2002 attributed to the Bonus Plan were $63,900.

GOODWILL IMPAIRMENT LOSS

         Pursuant to SFAS No. 142 (see Note 5 to the Consolidated Financial Statements) the Company's annual review for impairment resulted in a write down of the goodwill associated with the April 2002 acquisition of Manatee's (see Notes 2 and 5 to the Consolidated Financial Statements). The charge for the write down of the Manatee's goodwill of $583,900 is included as an operating expense for fiscal 2003.

OTHER INCOME AND EXPENSE.

         Interest expense was $62,700 higher in fiscal 2003 due to interest expense associated with $1,200,000 in bank loans the Company borrowed from its primary bank to finance the renovation of the Freehold Escondido's and the $500,000 bank line of credit ("bank line") which the Company used to partially finance the acquisition of Manatee's. The $1,200,000 is repayable in various monthly installments of principal with interest at an annual rate of 7.57% through September 2011. In June 2002 the Company borrowed $500,000 from the bank to pay down its $500,000 bank line. The new loan is repayable in various monthly installments of principal with interest at a variable rate of LIBOR plus 2% through May 2007. The entire $500,000 bank line is currently available for use through June 2003. Investment income was $90,300 lower in fiscal 2003 due to substantially lower rates of interest available for investments and approximately $50,700 less in capital gains realized on the sale of investments (see Note 7 to the Consolidated Financial Statements).

NET (LOSS) INCOME.

         For the year ended January 26, 2003, the Company realized a net loss, before the $430,403 charge for a cumulative effect of accounting change (see
Note 5 to the Consolidated Financial Statements), of $683,900 or $.17 per share compared to net income of $1,727,000 or $.42 per share for the year ended January 27, 2002. The primary reasons for the loss in fiscal 2003 are the reduced sales and profits resulting from weak tourist seasons in both Florida and New Jersey, the higher operating expenses of the two new restaurants, the substantial increase in insurance costs, the increase in interest expense associated with the two new bank loans and the $583,900 charge for the write down of the Manatee's goodwill (see Notes 2 and 5 to the Consolidated Financial Statements). Net income for the prior year included the recognition of a deferred tax asset of $1,166,000 related to the Company's net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES.

         The Company has financed its operations primarily from revenues derived from its restaurants.

         The Company's ratio of current assets to current liabilities was 1.98:1 at January 26, 2003, compared to 1.90:1 at January 27, 2002. Working capital was $2,091,800 at the end of fiscal 2003, a decrease of $209,700 versus the prior year. During fiscal 2003, net cash decreased by $338,200. Net cash provided from operating activities was $1,261,100. The primary components were net income, after adjustment for depreciation, deferred income taxes, a cumulative effect of an accounting change and the goodwill impairment loss, of $1,283,900, an increase in miscellaneous receivables of $117,300 primarily due to costs associated with the construction of a paved parking area for the two Freehold, New Jersey restaurants and an increase of $90,000 in accrued expenses and other liabilities resulting primarily from an increase of $50,300 in the amount of unredeemed gift certificates held by restaurant patrons at year end and an increase of approximately $30,300 in accrued health insurance costs. On September 1, 2002, the Company entered into a five year agreement with Moore's Realty (a partnership owned by the principal shareholders of the Company), the landlord of Moore's and Escondido's, to lease land for use as an enlargement of the two restaurants' common parking area. The Company is obligated under this lease for minimum annual rentals of $40,000, payable in monthly installments of $3,333, during the first five years of the agreement which also includes three (3) five
(5) year extensions. The landlord agreed to reimburse the Company up to a maximum of $150,000 for costs associated with the construction of the parking area by providing credit against the monthly rent. During the third quarter, the Company spent approximately $134,000 to construct the parking area which has been classified as a receivable on the balance sheet. At January 26, 2003, the landlord owed the Company approximately $117,600 in future rent credits.

         Investing activities during fiscal 2003 resulted in a net cash outflow of $1,736,600. Capital expenditures were $1,916,200 with the major components including $417,100 associated with the renovation at Escondido's in Freehold, $893,500 to acquire the inventory, furniture, fixtures, equipment, liquor license and franchising rights of Manatee's and approximately $605,600 for restaurant improvements and Company vehicles. Other investing activities included the purchase of various investments totaling $244,100 offset by $409,800 primarily from the proceeds from maturing certificates of deposit. At January 26, 2003, the fair value of the Company's holdings of available-for-sale securities resulted in net unrealized losses of $281,300 compared to the investment cost of those securities, primarily due to the continued poor performance of the US stock markets. The resulting losses are reported in stockholders' equity as a component of accumulated other comprehensive (loss).

         Financing activities for fiscal 2003 generated a net cash flow of $137,300 and included debt repayment of $362,700 and bank loan proceeds of $500,000 which were used to partially finance the purchase of assets of Manatee's.

         During fiscal 2002, net cash increased by $248,500. Net cash provided from operating activities was $1,882,000. The primary components were net income, after adjustment for depreciation and deferred income taxes of $1,669,500, an increase in accounts payable of $173,100 due primarily to payables associated with the opening of Freehold Escondido's, and an increase in accrued expenses of $68,800 resulting primarily from an increase of $45,200 in the amount of unredeemed gift certificates held by restaurant patrons at the year end. Investing activities for fiscal 2002 resulted in a net outflow of $2,069,100. Capital expenditures were $1,444,500 which included $883,000 for the renovation costs at Escondido's in Freehold and $561,600 for new Company vehicles and routine improvements at the other nine restaurants. Other investing activities included the purchase of various investments totaling $1,116,900 offset by $525,700 from the sale of investments and proceeds from maturing certificates of deposit. Financing activities in fiscal 2002 generated a net cash flow of $435,200 and included debt repayment of $177,700, bank loan proceeds of $1,200,000 used to finance the construction of Escondido's, and $569,900 to repurchase a block of an aggregate 262,603 shares of the Company's outstanding common stock from three shareholders and their affiliates. Additionally, approximately $17,200 was paid by the Company to repurchase 17,916 shares of the Company's outstanding stock pursuant to a Stock Repurchase Plan ("Stock Plan") authorized by the Board in May 2000 and which terminated on May 24, 2002.

         At the end of fiscal 2003, the Company was in compliance with all of the covenants under its loan agreements with its primary bank, Wachovia Bank, National Association (formerly First Union National Bank.) The Company was also in full compliance at the year ended January 27, 2002.

RECENT DEVELOPMENTS

         During the month of April 2003, management negotiated the annual renewals for group health ("health") and property and casualty ("property") insurance coverages. Prior to the health renewal, in an effort to reduce Company health costs, management reduced the class of employees who would be offered coverage effective April 1, 2003. Additionally, dental coverage was discontinued for the remaining group. As a result, despite an approximate 20% increase in health premium costs for the reduced group of employees, the overall group health plan was renewed at a decrease of approximately 25% versus last year. The property coverage was renewed at an overall decrease of approximately 13%. Factors contributing to the decrease included a reduction in the amount of coverage, larger deductibles, a slight softening of the insurance market and, in order to cover all markets available and ensure competition to the benefit of the Company, the use of two independent insurance brokers.

         On December 24, 2002 the Board of Directors authorized the Company to repurchase up to 100,000 shares of its Common Stock on or before January 29, 2004. The Company expects to make such purchases from time to time in the over-the-counter market at prevailing market prices. No shares were repurchased between December 24, 2002 and the year ended January 26, 2003. Subsequent to January 26, 2003, the Company purchased 40,000 shares for $59,600.

         Management anticipates that funds from operations will be sufficient to meet obligations in fiscal 2004, including projected capital expenditures of $430,000 for routine capital expenditures.

INFLATION

         It is not possible for the Company to predict with any accuracy the effect of inflation upon the results of its operations in future years. In general, the Company is able to increase menu prices to counteract the majority of the inflationary effects of increasing costs with the exception of the substantial increase in insurance costs that the Company has had to absorb over the last couple of years.

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

                            CHEFS INTERNATIONAL, INC.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth certain information with respect to each of the current directors of the Company:

                                                            Date First
Name                       Age     Position                 Elected a Director
----                       ---     --------                 ------------------
Robert M. Lombardi(a)      51      Chairman of the Board      May 1999
Nicholas B. Boxter         55      Director                   December 1999
Kenneth Cubelli            49      Director                   December 1999
Raymond L. Dademo          45      Director                   December 1999
Anthony M. Lombardi(a)     47      Director                   July 1999
Joseph S. Lombardi(a)      52      Director                   July 1999
Michael F. Lombardi(a)     54      Director                   July 1999
Stephen F. Lombardi(a)     47      Director                   July 1999

----------
(a) The five Lombardis who serve as directors are brothers.


         The following table sets forth certain information regarding the executive officers of the Company.

Name                               Age       Office
----                               ---       ------

Anthony C. Papalia                 45        President, Treasurer, Chief
                                             Executive Officer, Chief Financial
                                             Officer and Director

Martin W. Fletcher                 50        Secretary


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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Based solely upon a review of Forms 3, 4 and 5, the Company believes that with respect to fiscal 2003, all Section 16(a) filing requirements applicable to its officers, directors and beneficial owners of more than 10% of its equity securities were timely complied with except for a late filing made in April 2002 by Joseph S. Lombardi with respect to his purchase of 900 shares of Chefs Common Stock on February 25, 2002 and another late filing made by Joseph
S. Lombardi in April 2002 with respect to his purchase of an additional 1,000 shares on March 20, 2002. In addition, Joseph S. Lombardi and Kenneth Cubelli intend to file Form 4s on or before May 9, 2003 with respect to Joseph S. Lombardi's agreement on July 23, 2002 to transfer 100,000 shares of Chefs Common Stock to Kenneth Cubelli.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation paid or accrued by the Company during the three fiscal years ended January 26, 2003 to its Chief Executive Officer as well as to any other executive officer of the Company or a subsidiary who earned at least $100,000 during fiscal 2003. During the three-year period ended January 26, 2003, the Company did not grant any restricted stock awards or have any long-term incentive plan in effect. The Company maintains a non-qualified Supplemental Employee Benefit Program for its officers, supervisors, restaurant managers and assistant managers paying annual contributions ranging from $1,000 to approximately $3,000 per individual. The Program provides life insurance death benefits, disability income benefits and retirement income benefits. A former officer and director, James Fletcher, the father of Martin W. Fletcher, is not covered under this Program but the Company agreed that if he remained in its employ until age 65 and left such employ at any time thereafter, the Company would pay him $20,000 annually for the ten year period following such termination of employment or until his death, if he dies prior thereto. To date, the Company has made annual payments over a six year period pursuant to this agreement.

                           SUMMARY COMPENSATION TABLE

                                      Annual Compensation
Name and                  Fiscal     ----------------------     Other Annual
Principal Position        Year        Salary       Bonus(a)    Compensation(b)
------------------        ------     --------      --------    ---------------

Anthony Papalia           2003       $174,630       $4,500         $2,088
  President and           2002       $169,497       $8,429         $2,088
  Chief Executive         2001       $164,557      $14,000         $2,088

Martin Fletcher           2003       $101,255       $5,367         $2,902
  Controller and          2002        $98,308       $8,500         $2,902
  Secretary               2001        $95,398      $10,910         $2,902

----------
(a) In May 2000, the Company's Board of Directors adopted an executive incentive bonus plan providing for an annual cash bonus to be paid to Company employees performing executive type functions with respect to each fiscal year (commencing with fiscal 2001) in which the Company achieved certain specified levels of earnings before deducting interest, income taxes, depreciation and amortization. Extraordinary items are excluded for purposes of the computation. The bonus pool for fiscal 2003 aggregated $32,867 and was distributed to seven employees including Anthony Papalia who received $4,500 and Martin Fletcher who received $5,367.

(b)  Represents contributions under the Supplemental Employee Benefit Program.


EMPLOYMENT AGREEMENTS

         At the annual meeting of the Company's stockholders held on December 19, 1995, stockholders ratified employment contracts between the Company and Anthony Papalia as chief executive officer and chief financial officer and between the Company and Martin Fletcher as controller. Each contract expired at the conclusion of the Company's 1999 fiscal year and was automatically renewed on a year by year basis for up to five consecutive additional one-year terms unless either party gave at least six months' prior notice that he or it did not desire such renewal. As no such notice was given during fiscal 1999, each contract was extended for a first renewal year. Mr. Papalia's annual salary under the contract was $150,000 and Mr. Fletcher's annual salary under the contract was $87,000 but each individual's salary was made subject to automatic increase in each Renewal Year based on increases in the Consumer Price Index. If the employment of either individual is terminated other than for cause, he will become entitled to a Severance Payment equal to the amount of his compensation over the balance of the contract term. Each individual is also entitled to terminate his employment and receive a Severance Payment equal to six months' salary in the event of a "change of control" of the Company. Amendments to each employment contract executed in June 1999 and August 1999 extended the first renewal year through March 31, 2000, renewed each contract for a second renewal year through March 31, 2001 and recast each renewal year so as to commence on April 1 of each year and to expire on March 31 of the following year. Notice of intention not to renew must now be given no later than September 30 of the year preceding the year in which the renewal term commences. In November 2001, each employment contract was further amended to renew the term through March 31, 2005. The amendments retained the automatic salary increase provision based on increases in the Consumer Price Index and provided for an automatic one year renewal in the absence of prior notice not to renew. During fiscal 2003, Mr. Papalia's annual salary increased to $175,546 and Mr. Fletcher's annual salary was increased to $101,817.

STOCK OPTIONS

         At January 27, 2002 and at January 26, 2003 there were no outstanding employee or non-employee stock options exercisable to purchase shares of Chefs' Common Stock.

DIRECTORS' COMPENSATION

         During fiscal 2003, no compensation was paid to any of the Company's directors for serving in such capacity. Furthermore, no method of compensation has been established at this date for the current directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The following table sets forth information as of April 11, 2003 with respect to their ownership of Chefs' Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of Chefs' outstanding Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all directors and executive officers as a group.

Name and Address of                Shares of Common Stock       Percentage
Beneficial Owner                   Beneficially Owned           Ownership
-------------------                ----------------------       ----------

DIRECTORS*

Robert M. Lombardi                 1,335,825(1)                    34%
Nicholas B. Boxter                        --                       --
Kenneth Cubelli                      100,000                        3%
Raymond L. Dademo                      2,000                       --
Anthony Lombardi                     111,001                        3%
Joseph S. Lombardi                   598,633                       15%
Michael F. Lombardi                  246,010(1)(2)(3)               6%
Stephen F. Lombardi                  111,335(1)(2)(3)               3%

EXECUTIVE OFFICER*

Anthony C. Papalia                     5,000                       --

All executive officers and
 directors as a group
 (ten persons)                     2,509,804(1)(2)(3)              64%

----------
* The address of each director and executive officer is c/o the Company, 62 Broadway, Point Pleasant Beach, New Jersey 08742.

(1) Robert M. Lombardi, Anthony Lombardi, Joseph S. Lombardi, Michael F. Lombardi and Stephen F. Lombardi, Lombardi & Lombardi, P.A. and the Lombardi & Lombardi, P.A. Defined Benefit Pension Plan previously filed a report on Schedule 13D and amendments thereto indicating that they were acting separately and not as a group but subsequently filed amendments to the Schedule 13D indicating that they are acting as a "group." The five individual Lombardis are brothers and for purposes of this report, they and the above entities are deemed the "Lombardi Group."

(2) Includes 24,500 shares comprising one-half of the 49,000 shares owned by Lombardi & Lombardi, P.A., of which Michael F. Lombardi and Stephen F. Lombardi are each senior officers.

(3) Includes 55,834 shares comprising one-half of the 111,668 shares owned by the Lombardi & Lombardi, P.A. Defined Benefit Pension Plan. Michael F. Lombardi and Stephen Lombardi each have voting and dispositive power with respect to all 111,668 of such shares.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See Item 1 herein, "Developments Since the Beginning of the Last Fiscal Year" as to the leasing by the Company from an affiliate of the Lombardi Group of the Building C pad site in Freehold, New Jersey to provide additional parking for patrons of its Moore's Tavern and Restaurant and its Escondido's Mexican Restaurant. See Note 10 of Notes to the Consolidated Financial Statements as to rents paid by the Company during fiscal 2003 to Moore's Realty with respect to these two restaurants.

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

4.1               Specimen Common Stock Certificate(C)

10.1              Monmouth Mall Shopping Center Lease for Garcia's restaurant(D)

10.2 Employment Agreement dated as of December 19, 1995 between Chefs and Anthony Papalia(D)

10.3 Employment Agreement dated as of December 19, 1995 between Chefs and Martin Fletcher(D)

10.4 Loan Agreement dated October 30, 1998 between the Company and First Union National Bank ("First Union") and the Company's $880,000 Promissory Note issued pursuant thereto for funding utilized by the Company to purchase the Vero Beach, Florida Lobster Shanty Restaurant(A)

10.4.1 Loan Agreement dated September 7, 2001 between the Company and First Union containing the Company's affirmative and negative covenants(G)

10.5 Lease Agreement executed in January 2000 for Moore's Inn facility, between Moore's Realty Associates ("Moore's Realty") as Landlord and the Company as Tenant(B)

10.5.1 Lease Agreement dated October 1, 2001 for Building B in Freehold, New Jersey between Moore's Realty as Landlord and the Company as Tenant (opened as Escondido's Mexican Restaurant)(G)

10.5.2 Lease Agreement dated September 1,2002 for the Building C pad site between Moore's Realty and the Company.

10.6 Liquor License Sale/Purchase Agreement executed in January 2000 between Moore's Inn, Inc. as Transferor and the Company as Transferee(B)

10.7 Sale/Purchase Agreement for Furniture, Fixtures and Equipment executed in January 2000 between Moore's Inn, Inc. as Seller and the Company as Purchaser(B)

10.9              Chefs International Executive Incentive Bonus Plan(G)

10.10 Asset Purchase Agreement dated January 25, 2002 for personal property, furnishings, fixtures and equipment, liquor license, trade name and goodwill of Mr. Manatee's restaurant in Vero Beach, Florida between Causeway Foods, Inc. and Mr. Manatee's Franchise Corporation as Sellers and the Company as Buyer(G)

10.11 Commercial Lease Option dated April 1, 2002 between Stephen Craig Long as Lessor and the Company as Lessee for the Mr. Manatee's facility

21 Subsidiaries - The following table indicates the wholly owned subsidiaries of the Company, their respective states of incorporation and the restaurants operated by each:

                                          State of
                  Name                    Incorporation     Restaurants
                  ----                    -------------     -----------

                  Chefs International      Florida          Jack Baker's Lobster Shantys
                      Palm Beach, Inc.                          Vero Beach and Jensen
                                                                Beach, Florida

                  Hightstown REB, Inc.     New Jersey       Jack Baker's Lobster Shantys
                                                                Pt. Pleasant Beach,
                                                                Toms River and
                                                                Hightstown, New Jersey


99 Certification of Principal Executive and Principal Financial Officer of the Company pursuant to 18 United States Code
                  Section 1530.

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

         (G) Incorporated by reference to exhibit filed with the Company's annual report on Form 10-KSB for the fiscal year ended January 27, 2002

         (b) REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended January 26, 2003.

ITEM 14. CONTROLS AND PROCEDURES

         (a) EXPLANATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's principal executive and principal financial officer after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this annual report (the "Evaluation Date") has concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to him by others within those entities, particularly during the period in which this quarterly report was being prepared.

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

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                                FINANCIAL REPORT

                                JANUARY 26, 2003

                                    CONTENTS



--------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                                 F-1
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS:

   Consolidated Balance Sheet                                              F-2-3

   Consolidated Statements of Operations                                     F-4

   Consolidated Statements of Stockholders' Equity                           F-5

   Consolidated Statements of Cash Flows                                     F-6

   Notes to Consolidated Financial Statements                             F-7-17

--------------------------------------------------------------------------------

McGladrey & Pullen
Certified Public Accountants




                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Chefs International, Inc. and Subsidiaries
Point Pleasant, New Jersey


We have audited the accompanying consolidated balance sheet of Chefs International, Inc. and subsidiaries as of January 26, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two fiscal years in the period ended January 26, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chefs International, Inc. and subsidiaries as of January 26, 2003, and the results of their operations and their cash flows for each of the two fiscal years in the period ended January 26, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets," effective January 28, 2002.


                                             /s/ McGladrey & Pullen, LLP

New York, New York
March 25, 2003




McGladrey & Pullen, LLP is an independent member firm of RSM International, an affiliation of independent accounting and consulting firms.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
JANUARY 26, 2003

--------------------------------------------------------------------------------

ASSETS

Current Assets:
    Cash and cash equivalents                                        $ 1,069,857
    Investments                                                          151,000
    Available-for-sale securities                                      1,668,531
    Miscellaneous receivables                                             62,173
    Receivable - related party                                            40,000
    Inventories                                                        1,128,992
    Prepaid expenses                                                     107,988
                                                                     -----------

          TOTAL CURRENT ASSETS                                         4,228,541
                                                                     -----------

Property and Equipment, at cost                                       21,411,079
    Less: Accumulated depreciation                                     9,164,376
                                                                     -----------

          PROPERTY AND EQUIPMENT, NET                                 12,246,703
                                                                     -----------

Other Assets:
    Intangibles                                                          942,518
    Receivable - related party                                            77,563
    Equity in life insurance policies                                    602,822
    Deferred income taxes                                              1,064,000
    Other                                                                 34,635
                                                                     -----------

          TOTAL OTHER ASSETS                                           2,721,538
                                                                     -----------

                                                                     $19,196,782
                                                                     ===========




See notes to consolidated financial statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

JANUARY 26, 2003

--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Notes and mortgages payable, current maturities                $    271,490
    Accounts payable                                                    702,233
    Accrued payroll                                                     157,637
    Accrued expenses                                                    493,450
    Gift certificates                                                   511,955
                                                                   ------------

          TOTAL CURRENT LIABILITIES                                   2,136,765
                                                                   ------------

Notes and Mortgages Payable                                           1,960,438
                                                                   ------------

Other Liabilities                                                       747,559
                                                                   ------------

Stockholders' Equity:
    Capital stock - common $.01 par value,
       Authorized 15,000,000 shares,
       Issued 3,969,540                                                  39,695
    Additional paid-in capital                                       31,549,492
    Accumulated deficit                                             (16,854,010)
    Accumulated other comprehensive (loss)                             (379,272)
    Treasury stock - 3,550 shares                                        (3,885)
                                                                   ------------

          TOTAL STOCKHOLDERS' EQUITY                                 14,352,020
                                                                   ------------

                                                                   $ 19,196,782
                                                                   ============




See notes to consolidated financial statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JANUARY 26, 2003 AND JANUARY 27, 2002

                                                                       2003                                2002
-------------------------------------------------------------------------------------------------------------------
Sales                                                              $ 22,953,925                        $ 20,798,333

Cost of Goods Sold                                                    7,151,181                           6,570,094
                                                                   ------------                        ------------

    GROSS PROFIT                                                     15,802,744                          14,228,239
                                                                   ------------                        ------------

Operating Expenses:
   Payroll and related expenses                                       7,390,019                           6,253,547
   Other operating expenses                                           5,136,653                           4,367,445
   Depreciation and amortization                                      1,192,910                           1,108,482
   General and administrative expenses                                1,982,785                           2,036,725
   Goodwill impairment loss                                             583,922                                  --
                                                                   ------------                        ------------

    TOTAL OPERATING EXPENSES                                         16,286,289                          13,766,199
                                                                   ------------                        ------------

    (LOSS) INCOME FROM OPERATIONS                                      (483,545)                            462,040
                                                                   ------------                        ------------
Other Income (Expense):
   Interest expense                                                    (178,041)                           (115,378)
   Investment income                                                    165,719                             256,054
                                                                   ------------                        ------------

    OTHER (EXPENSE) INCOME, NET                                         (12,322)                            140,676
                                                                   ------------                        ------------

    (LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES                  (495,867)                            602,716

Provision (credit) for Income Taxes                                     188,082                          (1,124,293)
                                                                   ------------                        ------------

    (LOSS) INCOME BEFORE CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE     (683,949)                          1,727,009

Cumulative Effect of an Accounting Change - Goodwill
   Accounting Method                                                   (430,403)                                 --
                                                                   ------------                        ------------

    NET (LOSS) INCOME                                              $ (1,114,352)                       $  1,727,009
                                                                   ============                        ============
(Loss) Income Per Common Share Before Cumulative Effect
   of an Accounting Change                                         $      (0.17)                       $       0.42

Cumulative Effect of an Accounting Change - Goodwill
  Accounting Method                                                       (0.11)                                 --
                                                                   ------------                        ------------

Basic and Diluted (Loss) Income Per Common Share                   $      (0.28)                       $       0.42
                                                                   ============                        ============


See notes to consolidated financial statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JANUARY 26, 2003 AND JANUARY 27, 2002

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    Accumulated
                                                                      Capital       Additional                         Other
                                                      Number           Stock         Paid-in        Accumulated    Comprehensive
                                                    of Shares        Par Value       Capital          Deficit      Income (Loss)
                                                   ------------    ------------    ------------    ------------    -------------
Balance at January 29, 2001                           4,257,085    $     42,571    $ 32,138,798    $(17,466,667)   $     51,043


Comprehensive Income:
  Net income                                                 --              --              --       1,727,009              --

    Net unrealized (loss) on
      available-for-sale securities arising
      during period                                          --              --              --              --         (52,703)

    Reclassification adjustment for gains
      realized on available-for-sale securities              --              --              --              --         (32,117)

    Change in fair value of derivatives
      accounted for as hedges                                --              --              --              --         (55,422)


  TOTAL COMPREHENSIVE INCOME                                 --              --              --              --              --


Repurchase and retirement of
   common stock                                        (262,603)         (2,626)       (567,270)             --              --


Stock repurchase program                                (24,641)           (246)        (22,040)             --              --


Fractional shares conversion                               (333)             (4)              4              --              --
                                                   ------------    ------------    ------------    ------------    ------------

BALANCE AT JANUARY 27, 2002                           3,969,508          39,695      31,549,492     (15,739,658)        (89,199)


Comprehensive (Loss):
  Net loss                                                   --              --              --      (1,114,352)             --

    Net unrealized (loss) on
      available-for-sale securities arising
      during period, net of $58,000 of taxes                 --              --              --              --        (186,273)

    Reclassification adjustment for gains
      realized on available-for-sale securities              --              --              --              --          (3,244)

    Change in fair value of derivatives accounted
      for as hedges, net of $31,000 of taxes                 --              --              --              --        (100,556)


  TOTAL COMPREHENSIVE (LOSS)                                 --              --              --              --              --


Fractional shares conversion                                 32              --              --              --              --
                                                   ------------    ------------    ------------    ------------    ------------

BALANCE AT JANUARY 26, 2003                           3,969,540    $     39,695    $ 31,549,492    $(16,854,010)   $   (379,272)
                                                   ============    ============    ============    ============    ============


-------------------------------

                      Total
    Treasury      Stockholders'
      Stock          Equity
  ------------    ------------

  $     (8,980)   $ 14,756,765
                  ------------


            --       1,727,009



            --         (52,703)


            --         (32,117)


            --         (55,422)
                  ------------

            --       1,586,767
                  ------------


            --        (569,896)
                  ------------

         5,095         (17,191)
                  ------------

            --              --
  ------------    ------------

        (3,885)     15,756,445
                  ------------


            --      (1,114,352)



            --        (186,273)


            --          (3,244)


            --        (100,556)
                  ------------

            --      (1,404,425)
                  ------------

            --              --
  ------------    ------------

  $     (3,885)   $ 14,352,020
  ============    ============


See notes to consolidated financial statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 26, 2003 AND JANUARY 27, 2002

                                                                        2003           2002
-----------------------------------------------------------------------------------------------

Cash Flows From Operating Activities:
    Net (loss) income                                               $(1,114,352)   $ 1,727,009
    Adjustments to reconcile net (loss) income to net
       cash provided by operating activities:
          Depreciation and amortization                               1,192,910      1,108,482
          Deferred income taxes                                         191,000     (1,166,000)
          Gain on sale of investments                                    (5,154)       (55,852)
          Cumulative effect of an accounting change                     430,403             --
          Goodwill impairment loss                                      583,922             --
          Changes in assets and liabilities:
             (Increase) decrease in:
                Miscellaneous receivables                              (117,268)        47,024
                Inventories                                              39,672        (14,929)
                Prepaid expenses                                         73,471         (5,272)
             Increase (decrease) in:
                Accounts payable                                        (53,109)       173,066
                Accrued expenses and other liabilities                   90,041         68,800
                Income taxes payable                                    (50,394)            --
                                                                    -----------    -----------

             NET CASH PROVIDED BY OPERATING ACTIVITIES                1,261,142      1,882,328
                                                                    -----------    -----------

Cash Flows From Investing Activities:
    Purchase of property and equipment                               (1,022,694)    (1,444,530)
    Acquisition of restaurant assets                                   (893,536)            --
    Sale or redemption of investments                                   409,820        525,696
    Purchase of investments                                            (244,087)    (1,116,928)
    Equity in life insurance policies                                   (12,960)       (44,747)
    Other                                                                26,856         11,457
                                                                    -----------    -----------

             NET CASH (USED IN) INVESTING ACTIVITIES                 (1,736,601)    (2,069,052)
                                                                    -----------    -----------

Cash Flows From Financing Activities:
    Proceeds from debt                                                  500,000      1,200,000
    Repayment of debt                                                  (362,746)      (177,707)
    Purchase of common stock                                                 --       (569,896)
    Purchase of treasury stock                                               --        (17,191)
                                                                    -----------    -----------

             NET CASH PROVIDED BY FINANCING ACTIVITIES                  137,254        435,206
                                                                    -----------    -----------

             NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS      (338,205)       248,482

Cash and Cash Equivalents:
    Beginning                                                         1,408,062      1,159,580
                                                                    -----------    -----------

    Ending                                                          $ 1,069,857    $ 1,408,062
                                                                    ===========    ===========

Supplemental Disclosure of Cash Flow Information:
    Cash payment for:
       Interest                                                     $   178,753    $   111,629
                                                                    ===========    ===========

       Income taxes                                                 $    34,273    $    58,626
                                                                    ===========    ===========

Noncash Transactions:
    (Decrease) in fair value of securities available for sale       $  (189,517)   $   (84,820)
                                                                    ===========    ===========

    Change in fair value of derivatives accounted for as hedges     $  (100,556)   $   (55,422)
                                                                    ===========    ===========

    Accounts payable for purchase of property and equipment         $        --    $   417,100
                                                                    ===========    ===========


See notes to consolidated financial statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business:

         Chefs International, Inc. and its subsidiaries (the "Company") operate eleven restaurants. Seven of these restaurants are seafood restaurants, located in New Jersey and Florida, generally under the trade name, "Lobster Shanty". The Company also operates two Escondido's Mexican Restaurant, Moore's Tavern and Restaurant, an eclectic American restaurant, and Mr. Manatee's Casual Grille, a casual theme restaurant primarily featuring seafood items. Escondido's and Moore's Tavern are located in New Jersey; Mr. Manatee's is located in Florida. Segment information is not presented since all of the Company's revenue is attributable to a single reportable segment.

         Principles of Consolidation:

         The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

         Concentrations of Credit Risk:

         The Company maintains cash balances at several financial institutions in New Jersey and Florida. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 at each financial institution. Uninsured cash balances at January 26, 2003 totaled approximately $918,200.

         Cash and Cash Equivalents:

         Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.

         Investments:

         Investments consist of certificates of deposit and are classified as current or long-term based on their maturities at the balance sheet date.

         Available-for-Sale Securities:

         At January 26, 2003, available-for-sale securities consist of convertible bonds, mutual funds, and equity securities. Available-for-sale securities are carried at fair value with unrealized gains or losses reported in a separate component of stockholders' equity. Realized gains or losses are determined based on the specific identification method.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES (Continued)

         Available-for-Sale Securities (Continued):

         Details as to available-for-sale securities at January 26, 2003 are as follows:

                                          Gross          Gross
                                        Unrealized     Unrealized
                          Gross Cost      Gains         (Losses)      Fair Value
                         -----------   -----------    -----------    -----------

Convertible bonds        $    17,250   $    13,275    $        --    $    30,525
Mutual funds               1,362,340        23,183       (300,170)     1,085,353
Equity securities            570,235        61,847        (79,429)       552,653
                         -----------   -----------    -----------    -----------

                         $ 1,949,825   $    98,305    $  (379,599)   $ 1,668,531
                         ===========   ===========    ===========    ===========


         Inventories:

         Inventories consist of food, beverages and supplies. Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market.

         Property and Equipment and Depreciation:

         Property and equipment are carried at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method. The estimated useful lives range from 5 to 40 years for buildings and improvements, including leaseholds, and 5 to 10 years for furniture and equipment.

         Goodwill and Other Intangible Assets:

         Beginning January 1, 2002, goodwill and indefinite life intangible assets are not amortized but are tested annually for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. In assessing the recoverability of goodwill and indefinite life intangible assets, the Company must make assumptions about the estimated future cash flows and other factors to determine the fair value of these assets.

         For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit (including goodwill) to the reporting unit's fair value. If the reporting unit's estimated fair value exceeds the reporting unit's carrying value, no impairment of goodwill exists, if the fair value of the reporting unit does not exceed the unit's carrying value, than an additional analysis is performed to allocate the fair value of the reporting unit to all of the assets and liabilities of the reporting unit. If the excess of the fair value of the reporting unit over the fair value of the identifiable assets and liabilities is less than the carrying value of the unit's goodwill, an impairment charge is recorded.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES (Continued)

         Goodwill and Other Intangible Assets: (Continued)

         Similarly, the impairment evaluation for indefinite life intangible assets includes the comparison of the asset's carrying value to the asset's fair value. When the carrying value exceeds the fair value an impairment charge is recorded for the amount of the difference. An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic or any other factors that may limit the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. In each reporting period, the Company also evaluates the remaining useful life of an intangible asset that is not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization.

         The Company has determined that the company's liquor licenses have an indefinite life and these assets are no longer being amortized effective January 28, 2002.

         Intangible   assets  subject  to   amortization   are  amortized  on  a
         straight-line method over their estimated useful lives.

         Net earnings and diluted earnings per share ("EPS") would have been as follows had the provisions of the new standards been applied as of January 29, 2001:

         Net income, as previously reported                     $ 1,727,009
         Adjustment for amortization of goodwill and liquor
           licenses                                                  53,743
                                                                -----------

         Net income, as adjusted                                $ 1,780,752
                                                                ===========

         Basic and diluted EPS, as previously reported          $      0.42
         Adjustment for amortization of goodwill and liquor
           licenses                                                     .01
                                                                -----------

         Basic and diluted EPS, as adjusted                     $      0.43
                                                                ===========

         Impairment of Long-Lived Assets:

         Effective January 28, 2002, the Company adopted SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets. The adoption of this new standard did not have a material impact on the consolidated financial statements.

         The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company performs undiscounted operating cash flow analyses to determine if impairment exists. If impairment exists, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received less costs of disposal.

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

         Advertising:

         The Company expenses advertising costs as incurred. Advertising costs for fiscal 2003 and 2002 were $593,055 and $471,172, respectively.

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

         Accounting for Costs Associated With Exit or Disposal Activities:

         In July 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal activity. The adoption of this new standard did not have a material impact on the consolidated financial statements.

         52-53 Week Period:

         The Company's year-end is the last Sunday in January. The statements of operations are comprised of a 52-week period both for fiscal 2003 and 2002.

2.       ACQUISITION

         On April 1, 2002, the Company acquired for $893,536 the inventory, furniture, fixtures, equipment, liquor license and franchising rights of a restaurant business located in Florida known as Mr. Manatee's
         Casual Grille. Included in the acquisition price was a five-year non-compete agreement with the prior owner of the restaurant. The Company also entered into a five-year lease, effective April 1, 2002, which requires minimum annual rentals of $96,000. The lease contains three five-year renewal options and includes a Company option to purchase the property during the first term of the lease for $1,075,000.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


3.       INVENTORIES

         Inventories consist of the following:

              Food                                                $    512,058
              Beverages                                                152,269
              Supplies                                                 464,665
                                                                  ------------
                                                                  $  1,128,992
                                                                  ============

4.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

              Land                                                $  3,270,041
              Buildings and improvements, including leaseholds      15,582,811
              Furniture and equipment                                2,348,198
              Construction in progress                                 107,194
              China, glassware and utensils (a)                        102,835
                                                                  ------------
                                                                  $ 21,411,079
                                                                  ============

         (a) Carried at original cost for each restaurant. All replacement purchases are charged to expense as incurred.

         Depreciation expense was $1,182,389 and $1,054,739 for fiscal 2003 and 2002, respectively.

5.       INTANGIBLE ASSETS

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets." Under the new rules, goodwill and other intangible assets deemed to have indefinite useful lives are no longer amortized but are subject to impairment tests at least annually, or more frequently if circumstances occur that indicate impairment may have occurred. Management has determined that the Company's liquor licenses have an indefinite life and these assets are no longer being amortized.

         During the required transitional impairment testing of goodwill required by SFAS 142, the Company determined that the carrying value of the Company's reporting unit was less than the fair value of the identifiable assets (including goodwill) and liabilities. The determination of the fair value was based on the aggregate market capitalization of the Company as compared to book value. As a result of the Company's market capitalization being less that its book value, the Company reduced the carrying value of goodwill by $430,403, which is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations for the year ended January 26, 2003. The Company's transitional testing of impairment of the liquor license intangible asset resulted in no impairment upon adoption.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.       INTANGIBLE ASSETS (CONTINUED)

         The Company completed its required annual impairment assessment of goodwill and liquor licenses for potential impairment as of October 28, 2002. As a result of this review, a write down of the goodwill associated with the April 2002 acquisition of Mr. Manatee's Casual Grille resulted (see Note 2). Again, the write down resulted from the aggregate market capitalization of the Company being less than its book value. The charge for the write down of goodwill associated with Mr. Manatee's of $583,922 is included as an operating expense in the accompanying consolidated statement of operations for the year ended January 26, 2003. The Company's annual impairment test of the liquor license intangible asset resulted in no impairment during the year ended January 26, 2003.

         Intangible assets at January 26, 2003 consist of:

                                                Liquor           Covenant Not
                                               Licenses           to Compete
                                              -----------        -----------
              Cost                            $ 1,263,305        $    63,126
              Accumulated amortization           (373,392)           (10,521)
                                              -----------        -----------
                                              $   889,913        $    52,605
                                              ===========        ===========

         In connection with the acquisition of Mr. Manatee's Casual Grille (Note
         2), the Company entered into a non-compete agreement with the prior owner of the restaurant.

         Amortization expense was $10,521 and $53,743 for fiscal 2003 and 2002, respectively.

         The estimated aggregate amortization expense for the covenant not to compete for each of the next five years is as follows: $12,625 annually for the fiscal years 2004 through 2007 and $2,105 for 2008. Amortization of liquor licenses is no longer required (see Note 1).

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6.       NOTES AND MORTGAGES PAYABLE

         Mortgages payable in various monthly installments
         to amortize the mortgages at the rate of $120,000
         annually, through September 2011 with interest at
         LIBOR plus 2.00%, collateralized by real estate
         located in Point Pleasant Beach, New Jersey                $ 1,075,000

         Mortgage payable in monthly installments of $8,319,
         inclusive of interest at LIBOR plus 2.00%, through
         November 2008, collateralized by real estate
         located in Vero Beach, Florida                                 733,663

         Mortgage payable in various monthly installments to
         amortize the mortgage at the rate of $105,000
         annually, through May 2007 with interest at LIBOR
         plus 2.00%, collateralized by real estate located
         in Toms River, New Jersey                                      415,000

         Mortgage payable in monthly installments of $2,067
         through May 2003, plus interest at LIBOR plus
         2.25%, collateralized by real estate located in
         Toms River, New Jersey                                           8,265
                                                                    -----------
                                                                      2,231,928
         Less: Current maturities                                       271,490
                                                                    -----------
                                                                    $ 1,960,438
                                                                    ===========

         Annual maturities for fiscal years 2005 through 2008 are $266,346, $270,771, $274,909 and $194,283, respectively.

         At January 26, 2003, the Company has a $500,000 line of credit which is collateralized by real estate located in Toms River, New Jersey. The line is due June 30, 2003 and bears interest at LIBOR plus 2.00%. At January 26, 2003, there were no amounts used under the line of credit.

         LIBOR was 1.36% at January 26, 2003.

         As of January 26, 2003, the Company had interest rate swap agreements relating to a portion of the Company's variable rate debt. Unrealized net losses under the interest rate swap agreements totaled approximately $187,000 at January 26, 2003. These unrealized net losses are recorded in Accumulated Other Comprehensive Income (Loss) in the consolidated balance sheet. Since the Company does not intend to terminate the swap agreements during the upcoming year, the Company does not anticipate that any of these unrealized losses will be reclassified into earnings in the next twelve months. No gain or loss was recognized in earnings during the year ended January 26, 2003 as a result of hedge ineffectiveness.

         All of the Company's mortgages and loans are with the same financial institution. The loan covenants governing the borrowings includes, among other items, requirements relating to tangible net worth, capital expenditures and working capital components.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.       INVESTMENT INCOME

         The components of investment income are summarized as follows:

                                                           2003         2002
                                                        ---------    ---------

         Interest income                                $  23,697    $  68,718
         Dividends                                        136,868      131,484
         Realized gain on sales of available-for-sale
           securities                                       5,154       55,852
                                                        ---------    ---------

                                                        $ 165,719    $ 256,054
                                                        =========    =========

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

         The Company's expense for these plans was $34,577 and $44,521 for fiscal 2003 and 2002, respectively.

9.       EXECUTIVE INCENTIVE BONUS PLAN

         In Fiscal 2001, the Board of Directors approved an executive incentive bonus plan which provides eligible employees an annual cash bonus if the Company achieves certain financial goals. The charge to operations applicable to the incentive plan for fiscal 2003 and 2002 was $32,867 and $63,929, respectively.

10.      TRANSACTIONS WITH RELATED PARTIES

         The Company has a lease for Moore's Inn ("Moore") restaurant property with Moore's Realty Associates ("Moore's Realty"), a partnership owned by the principal shareholders of the Company. The lease requires minimum annual rentals of $90,000, plus percentage rent of 6% of sales exceeding $1.5 million. The lease contains three five-year renewal options.

         On October 1, 2001, the Company entered into a five-year lease for the property adjacent to Moore's for the Company's new restaurant, Escondido's Mexican Restaurant (Escondido's). The terms of this lease are the same as the lease for Moore's Inn.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10.      TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

         Effective September 1, 2002, the Company entered into a lease with Moore's Realty for an additional parking lot for Moore's and Escondido's. The initial term of the lease expires January 25, 2007, the same expiration date as Moore's and Escondido's. The lease also contains three five-year renewal options. During the initial term of the lease, minimum annual rentals are $40,000, plus percentage rent of 1% of the combined annual sales of Moore's and Escondido's exceeding $4million. The lease also contains a provision whereby Moore's Realty agreed to reimburse the Company for improvements made to the parking lot up to $150,000. During fiscal 2003, the Company made improvements of approximately $134,000, which is to be reimbursed by an offset to the monthly rent payment. Included in the accompanying balance sheet is a current receivable of $40,000, with the remaining of $77,563 classified as a long-term receivable.

         Rent expense paid pursuant to these leases for fiscal 2003 and 2002 was $248,629 and $150,859, respectively, which included percentage rent of $51,963 and $45,859, respectively.

         The Company has a retirement agreement with a former director/employee (see Note 8).

11.      COMMITMENTS AND CONTINGENCIES

         Leases:

         The Company leases restaurants, parking lots and equipment under operating leases expiring at various times through fiscal 2009.

         Minimum future rental payments under noncancelable operating leases as of January 26, 2003 are as follows:

                         2004                  $   474,233
                         2005                      483,375
                         2006                      485,558
                         2007                      482,678
                         2008                      160,159
                     Thereafter                     13,780
                                               -----------
                                               $ 2,099,783
                                               ===========

         Total rent expense, including rent paid to related parties, was $541,588 and $352,481 for fiscal 2003 and 2002, respectively.

         Employment Agreements:

         The Company has employment agreements through March 2005 with two employees for annual amounts ranging from $101,800 to $175,500. The agreements provide for annual adjustments based on the increase in the consumer price index. These agreements also provide for lump sum payments in the event of the termination of the employees without cause or a change in control of the Company, as defined, for a portion of the unexpired term of the contracts.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Stock Repurchase Plan:

         On May 24, 2000, the Board of Directors authorized the Company to repurchase over a two-year period up to 400,000 shares of its outstanding stock at market price. Through May 24, 2002, the Company had repurchased 28,191 shares for $26,171, of which 24,641 shares had been retired. On December 24, 2002, the Board of Directors authorized the Company to repurchase over a 13-month period up to 100,000 shares of its outstanding stock at market price. Subsequent to January 26, 2003, the Company purchased 40,000 shares for $59,600.

         Additionally, on August 14, 2001, the Board of Directors authorized the Company to purchase a block of 262,603 common shares for $569,896. These common shares were purchased on August 29, 2001.

12.      EARNINGS PER SHARE

         The weighted average number of shares outstanding used to compute basic and diluted earnings per share for fiscal 2003 and 2002 was 3,969,540 and 4,129,205, respectively.

13.      INCOME TAXES

         The provision (credit) for income taxes charged to operations consist of the following:

                                                2003              2002
                                            ------------      ------------

             Current    - Federal           $   (27,918)      $     3,338
                        - State                  25,000            38,369
             Deferred                           191,000        (1,166,000)
                                            ------------      ------------

                                            $   188,082       $(1,124,293)
                                            ============      ============

         The significant components of deferred tax assets and liabilities as of January 26, 2003 are as follows:

         Deferred Tax Assets:
             Tax loss carryforwards                            $1,570,000
             Alternative minimum tax credit carryforward           14,000
             Depreciation and amortization                        355,000
             Other comprehensive income                           179,000
             Other                                                 60,000
                                                               ----------

         Gross deferred tax assets                              2,178,000
         Valuation allowance                                    1,098,000
                                                               ----------

               TOTAL DEFERRED TAX ASSETS                        1,080,000

         Deferred Tax Liability:
             Other                                                 16,000
                                                               ----------

               NET DEFERRED TAX ASSETS                         $1,064,000
                                                               ==========

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

13.      INCOME TAXES (CONTINUED)

         As of January 26, 2003, a valuation allowance of $1,098,000 has been provided for because, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. The net change in the valuation allowance for fiscal 2003 was a reduction of $132,000. The reduction for fiscal 2003 was due to the utilization and expiration of tax loss carryforwards.

         The  Company  has  available  at  January  26,  2003,   operating  loss
         carryforwards as follows:

              Year of Expiration

                  2004                                $ 2,942,316
                  2005                                    472,062
                  2006                                    220,595
                  2007                                    215,047
                  2008                                    196,704
                  2009                                    155,075
                  2010                                    103,553
                  2011                                    144,559
                  2012                                     88,405
                                                      -----------
                                                      $ 4,538,316
                                                      ===========

         The difference between the tax provision at the statutory Federal income tax rate and the tax provision attributable to income from continuing operations before income tax for the years ended January 26, 2003 and January 27, 2002 are as follows:

                                                       2003        2002
                                                     ------      ------
         Federal statutory rate                       (34.0)%      34.0%
         State taxes net of Federal benefit            (5.0)        5.0
         Valuation allowance change                     7.4        11.2
         Deferred tax asset recognized                   --      (193.4)
         Non taxable income                            (6.1)         --
         (Utilization) expiration of operating
           loss carryforwards                          75.6       (43.3)
                                                     ------      ------
             EFFECTIVE RATE                            37.9%     (186.5)%
                                                     ======      ======


14.      FINANCIAL INSTRUMENTS

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


(Registrant)                                CHEFS INTERNATIONAL, INC.



                                            By s/ Anthony C. Papalia
                                               ---------------------------------
                                                  Anthony C. Papalia, President,
                                                  Principal Executive, Financial
                                                  and Accounting Officer


                                                  Date: April 25, 2003


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.




By s/ Robert M. Lombardi                    By s/ Michael F. Lombardi
   ---------------------------------           ---------------------------------
      Robert M. Lombardi, Chairman                Michael F. Lombardi,
        Of the Board of Directors                   Director

      Date: April 25, 2003                        Date: April 25, 2003




By s/ Anthony Lombardi                      By s/ Stephen F. Lombardi
   ---------------------------------           ---------------------------------
      Anthony Lombardi, Director                  Stephen F. Lombardi,
                                                    Director
      Date: April 25, 2003
                                                  Date: April 25, 2003



By s/ Joseph S. Lombardi
   ---------------------------------
      Joseph S. Lombardi, Director

      Date: April 25, 2003

                     PRINCIPAL EXECUTIVE
               AND PRINCIPAL FINANCIAL OFFICER
                        CERTIFICATION


         I, Anthony C. Papalia, Principal Executive and Principal Financial Officer of Chefs International, Inc. (the "Company") do hereby certify that:

         (1) I have reviewed this annual report on Form 10-KSB of the Company for the year ended January 26, 2003;

         (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         (3) Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in this annual report;

         (4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and I have:

             (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report was being prepared;

             (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             (c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

         (5) I have disclosed, based on my most recent evaluation, to the Company's auditors and the Company's board of directors:

             (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

             (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

         (6) I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: April 25, 2003

                                                s/ Anthony C. Papalia
                                                --------------------------------
                                                Anthony C. Papalia
                                                Principal Executive and
                                                    Principal Financial Officer
                                                Chefs International, Inc.