Form 10QSB
period 2003-04-27
CHEFS INTERNATIONAL INC
filed 2003-06-11
CIK 201424

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended APRIL 27, 2003

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

           CLASS                               OUTSTANDING SHARES AT MAY 9, 2003
----------------------------                   ---------------------------------
Common Stock, $.01 par value                               3,926,039

                            CHEFS INTERNATIONAL, INC.

                                    I N D E X

                                                                     PAGE NO.

PART I         FINANCIAL INFORMATION

               ITEM 1.  Consolidated Financial Statements

               Consolidated Balance Sheets -                           1 - 2
               April 27, 2003 and January 26, 2003

               Consolidated Statements of Operations -                   3
               Three Months Ended April 27, 2003 and
               April 28, 2002

               Consolidated Statements of Cash Flows -                   4
               Three Months Ended April 27, 2003 and
               April 28, 2002

               Notes to Consolidated Financial Statements              5 - 6

               ITEM 2.  Management's Discussion and Analysis           7 - 11
               of Financial Condition and Results of Operations

               ITEM 3.  Controls and Procedures                         12

PART II        OTHER INFORMATION

               ITEM 6. Exhibits and Reports on Form 8-K                 13

SIGNATURE                                                               14

CERTIFICATION                                                         15 - 16

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

           PART I - FINANCIAL INFORMATION

ITEM I - CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------

                                           APRIL 27, 2003       JANUARY 26, 2003
                                           --------------       ----------------
                                            (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents             $ 1,191,817           $ 1,069,857
      Investments                               100,000               151,000
      Available-for-sale securities           1,745,278             1,668,531
      Receivable - related party                 40,000                40,000
      Miscellaneous receivables                  70,270                62,173
      Inventories                             1,191,012             1,128,992
      Prepaid expenses                          243,663               107,988
                                            -----------           -----------

      TOTAL CURRENT ASSETS                    4,582,040             4,228,541
                                            -----------           -----------

PROPERTY, PLANT AND EQUIPMENT, at cost       21,540,206            21,411,079

      Less: Accumulated depreciation          9,454,877             9,164,376
                                            -----------           -----------

      PROPERTY, PLANT AND EQUIPMENT, net     12,085,329            12,246,703
                                            -----------           -----------


OTHER ASSETS:
      Intangibles                               939,362               942,518
      Receivable - related party                 67,548                77,563
      Equity in life insurance policies         602,822               602,822
      Deferred income taxes                   1,077,000             1,064,000
      Other                                      42,905                34,635
                                            -----------           -----------

      TOTAL OTHER ASSETS                      2,729,637             2,721,538
                                            -----------           -----------

                                            $19,397,006           $19,196,782
                                            ===========           ===========


The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                          APRIL 27, 2003        JANUARY 26, 2003
                                          --------------        ----------------
                                            (Unaudited)

CURRENT LIABILITIES:
      Notes and mortgages payable,
         current maturities                 $   265,987           $   271,490
      Accounts payable                          865,905               702,233
      Accrued payroll                           195,680               157,637
      Accrued expenses                          656,603               493,450
      Gift certificates                         381,942               511,955
                                            -----------           -----------

               TOTAL CURRENT LIABILITIES      2,366,117             2,136,765
                                            -----------           -----------

NOTES AND MORTGAGES PAYABLE                   1,923,906             1,960,438
                                            -----------           -----------

OTHER LIABILITIES                               747,931               747,559
                                            -----------           -----------

STOCKHOLDERS' EQUITY:
      Capital stock - common $.01
         par value, Authorized
         15,000,000 shares,
         Issued 3,969,589                        39,696                39,695
      Additional paid-in capital             31,549,491            31,549,492
      Accumulated deficit                   (16,857,656)          (16,854,010)
      Accumulated other comprehensive
         (loss)                                (308,994)             (379,272)
      Treasury stock - 43,550 shares            (63,485)               (3,885)
                                            -----------           -----------

               TOTAL STOCKHOLDERS' EQUITY    14,359,052            14,352,020
                                            -----------           -----------

                                            $19,397,006           $19,196,782
                                            ===========           ===========


The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

        THREE MONTHS ENDED APRIL 27, 2003 AND APRIL 28, 2002 (Unaudited)

                                                                2003                2002
                                                                ----                ----

SALES                                                       $ 5,678,794         $ 5,643,129

COST OF GOODS SOLD                                            1,774,319           1,735,058
                                                            -----------         -----------

          GROSS PROFIT                                        3,904,475           3,908,071
                                                            -----------         -----------

OPERATING EXPENSES:
     Payroll expenses                                         1,782,007           1,826,696
     Other operating expenses                                 1,369,050           1,251,714
     Depreciation and amortization                              293,657             290,825
     General and administrative expenses                        466,765             488,428
                                                            -----------         -----------

          TOTAL OPERATING EXPENSES                            3,911,479           3,857,663
                                                            -----------         -----------

          (LOSS) INCOME FROM OPERATIONS                          (7,004)             50,408
                                                            -----------         -----------

OTHER INCOME (EXPENSE):
  Interest expense                                              (42,273)            (43,756)
  Investment income                                              36,631              43,192
                                                            -----------         -----------

          OTHER INCOME (EXPENSE), NET                            (5,642)               (564)
                                                            -----------         -----------

          (LOSS) INCOME BEFORE INCOME TAXES                     (12,646)             49,844

PROVISION (CREDIT) FOR INCOME TAXES                              (9,000)             14,000
                                                            -----------         -----------


          (LOSS) INCOME BEFORE CUMULATIVE EFFECT
            OF ACCOUNTING CHANGE                                 (3,646)             35,844

CUMULATIVE EFFECT OF AN
  ACCOUNTING CHANGE (Note 2)
  - GOODWILL ACCOUNTING METHOD                                       --            (430,403)
                                                            -----------         -----------

          NET (LOSS)                                        $    (3,646)        $  (394,559)
                                                            ===========         ===========

INCOME PER COMMON SHARE BEFORE
  CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE                          --        $        .01

CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE
  - GOODWILL ACCOUNTING METHOD                                       --                (.11)
                                                            -----------         -----------

NET (LOSS) PER COMMON SHARE                                 $        --         $      (.10)
                                                            ===========         ===========

Number of shares outstanding                                  3,926,039           3,965,966
                                                              =========           =========


The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

        THREE MONTHS ENDED APRIL 27, 2003 AND APRIL 28, 2002 (Unaudited)


                                                                2003                2002
                                                                ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                             $    (3,646)        $  (394,559)
     Adjustments to reconcile net (loss) to net
       cash provided by operating activities:
          Depreciation and amortization                         293,657             290,825
          Cumulative effect of an accounting change                  --             430,403
          Deferred income taxes                                 (13,000)              8,000
          Gain on sale of assets and investments                     --              (5,900)
          Changes in assets and liabilities:
            (Increase) decrease in:
               Miscellaneous receivables                          1,918             (13,356)
               Inventories                                      (62,020)            (32,262)
               Prepaid expenses                                (135,675)             91,691
            Increase (decrease) in:
               Accounts payable                                 163,672             (38,177)
               Accrued expenses and other liabilities            69,568               6,464
               Income taxes payable                                  --                  --
                                                            -----------         -----------

     NET CASH PROVIDED BY OPERATING ACTIVITIES                  314,474             343,129
                                                            -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of property and equipment                   (129,127)           (694,425)
          Acquisition of restaurant assets                           --            (867,826)
          Sale or redemption of investments                      51,000             176,053
          Purchase of investments                                (4,482)            (91,642)
          Other                                                  (8,270)              2,757
                                                            -----------         -----------

     NET CASH (USED IN) INVESTING ACTIVITIES                    (90,879)         (1,475,083)
                                                            -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from debt                                         --             500,000
          Repayment of debt                                     (42,035)            (48,266)
          Purchase of treasury stock                            (59,600)                 --
                                                            -----------         -----------

     NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES       (101,635)            451,734
                                                            -----------         -----------

     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       121,960            (680,220)

CASH AND CASH EQUIVALENTS:

          Beginning                                           1,069,857           1,408,062
                                                            -----------         -----------
          Ending                                            $ 1,191,817         $   727,842
                                                            ===========         ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
          Cash payment for:
             Interest                                       $    41,904         $    41,562
                                                            ===========         ===========
             Income taxes                                   $        --         $       240
                                                            ===========         ===========

Noncash Transactions:

     Increase in fair value of securities available for
        sale                                                $    72,265         $     1,668
                                                            ===========         ===========

     Change in fair value of derivatives accounted for
        as hedges                                           $    (1,987)        $   (13,674)
                                                            ===========         ===========


The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 1: BASIS OF PRESENTATION
        ---------------------

The accompanying financial statements have been prepared by Chefs International, Inc. (the "Company") and are unaudited. In the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements pursuant to the rules and regulations of the SEC. The consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 26, 2003 and notes thereto included in the Company's Annual Report on Form 10-KSB filed with the SEC. The results of operations and the cash flows for the three month period ended April 27, 2003 presented in the consolidated financial statements are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

NOTE 2: ACCOUNTING FOR BUSINESS COMBINATIONS
        ------------------------------------

In July 2001, the FASB issued Statements of Financial Accounting Standards ("Statement") No. 141. "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards were effective for the Company in the first quarter of Fiscal 2003 and for purchase business combinations consummated after June 30, 2001. The Company completed its initial goodwill impairment testing during the first quarter of Fiscal 2003 and determined that there was impairment of goodwill solely because the aggregate market capitalization of the Company was less than its book value (market capitalization at January 28, 2002 was $8,923,406 versus a book value of $15,756,445). Therefore, the Company recorded a one-time, noncash charge of $430,403 to reduce the carrying value of its goodwill. Such charge is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

NOTE 3: ACQUISITION
        -----------

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

NOTE 5: INVENTORIES
        -----------

Inventories consist of the following:    APRIL 27, 2003       JANUARY 26, 2003
                                         --------------       ----------------
        Food                               $   544,157           $   512,058
        Beverages                              163,840               152,269
        Supplies                               483,015               464,665
                                           -----------           -----------
                                           $ 1,191,012           $ 1,128,992
                                           ===========           ===========


NOTE 6: INCOME TAXES
        ------------

At April 27, 2003, the Company had net deferred tax assets of approximately $2,175,000 arising principally from net operating loss carryforwards. However, due to the uncertainty that the Company will generate sufficient income in the future to fully or partially utilize these carryforwards, an allowance of $1,098,000 has been established to offset these assets. Management has determined that it is more likely than not that future taxable income will be sufficient to partially utilize the net operating loss carryforwards.


NOTE 7: DEPRECIATION AND AMORTIZATION
        -----------------------------

The Company depreciates its property and equipment using the straight-line method over the estimated useful lives of the assets, ranging from three to forty years.


NOTE 8: HEDGING INSTRUMENTS
        -------------------

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

SIGNIFICANT TRANSACTIONS AND NONRECURRING ITEMS
As more fully described herein and in the related footnotes to the accompanying consolidated financial statements, the comparability of Chefs International, Inc.'s operating results has been affected by a significant transaction and nonrecurring item for the three months ended April 28, 2002. During 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting standards No. 142 "Goodwill and Other Intangible Assets"("FAS 142"), which requires that, effective for years beginning on or after January 1, 2002, goodwill, and certain other intangible assets deemed to have an indefinite useful life, cease amortizing. Under the new rules goodwill and certain intangible assets must be assessed for impairment using fair value measurement techniques. The Company completed its initial goodwill impairment testing during the first quarter of Fiscal 2003, and determined that there was impairment of goodwill solely because the aggregate market capitalization of the Company was exceeded by its book value. Therefore, the Company recorded a $430,403 impairment of goodwill. The charge is reflected as a cumulative effect of an accounting change in the accompanying consolidated financial statements.

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

The Company currently operates eleven restaurants on a year-round basis. The Company plans to close one of these restaurants, its Escondido's Mexican Restaurant in the Monmouth Mall, during the second quarter of calendar year 2003. The Company opened its first seafood restaurant in November 1978 and currently has seven free-standing seafood restaurants in New Jersey and Florida operating under the names "Jack Baker's Lobster

Shanty" or "Baker's Wharfside." The Company opened its first Mexican theme restaurant, located in New Jersey, in April 1996, under the name "Garcia's." In February 2000, the Company commenced the operation of the ninth restaurant, Moore's Tavern and Restaurant, ("Moore's"), a free-standing restaurant in Freehold, New Jersey serving an eclectic American food type menu. On January 29, 2002, the Company commenced operation of its tenth restaurant, Escondido's Mexican Restaurant ("Freehold"), a Mexican theme restaurant located in Freehold, New Jersey, adjacent to Moore's. On February 1, 2002, Garcia's began to operate under the trade name Escondido's ("Monmouth"). The Company plans to close this restaurant during the second quarter of calendar year 2003. On April 1, 2002, the Company acquired the operations of its eleventh restaurant, Mr. Manatee's Casual Grille ("Manatee's"), a casual theme restaurant primarily featuring seafood items, located in Vero Beach, Florida near the Company's Vero Beach, Florida Lobster Shanty.

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

The Company operated ten restaurants in February and March 2002 and eleven restaurants in April 2002.

RESULTS OF OPERATIONS
---------------------

SALES

     Sales for the three months ended April 27, 2003 (first quarter of "fiscal 2004") were $5,678,800, an increase of $35,700 or .6 %, as compared to $5,643,100 for the three months ended April 28, 2002 (first quarter of "fiscal 2003"). The increase includes increased sales of $440,500 at Manatee's which opened on April 1, 2002, and therefore, was in operation during one month of last year's first quarter as compared to three months of operation this year. The other ten restaurants combined had decreased sales of approximately $404,800 or 7.4% as compared to last year's first quarter. The three Florida restaurants that operated during the comparable quarters realized reduced sales of $58,600 or 2.6% primarily due to the continued softness in air travel, including a substantial reduction in foreign visitation (see Disney's second quarter results) and the Columbia space shuttle tragedy which negatively impacted (and will continue to impact until the fleet is cleared to fly again) the Cocoa Beach location. The seven New Jersey locations had lower sales of $346,200 or 10% as compared to last year due primarily to the dismal winter weather including the largest snow storm in the Northeast in seven years, which occurred over the Valentines'/Presidents' Day weekend. Additionally, customer traffic at all of the restaurants continues to be negatively impacted by the slow economy and terrorism concerns post 9/11 and the Iraq war. The number of customers served during the first quarter ended April 27, 2003 in the ten restaurants decreased by 8.8% while the average check paid per customer increased by 1.5%.

GROSS PROFIT; GROSS MARGIN

     Gross profit was $3,904,500 or 68.8% of sales for the first quarter ended April 27,

2003 compared to 69.3% of sales for the quarter ended April 28, 2002. The primary reason for this year's decrease was due to the inclusion of Manatee's for the entire quarter this year compared to one month of operation during last year's first quarter. The effect of a full quarter of Manatee's operations was to weight the Company's overall gross profit toward seafood costs which are higher than the Mexican fare of the Company's Escondido's restaurants which reported lower sales for the first quarter of fiscal 2004.

OPERATING EXPENSES

     Total operating expenses increased by 1.4% from $3,857,700 for the first quarter of fiscal 2003 to $3,911,500 for the first quarter of fiscal 2004. Payroll and related expenses were 31.4% of sales versus 32.4% of sales for the corresponding quarter of the previous year. The improvement is directly attributable to productivity improvements and controls at the restaurants. Other operating expenses increased to 24.1% of sales for the first quarter this year versus 22.2% primarily due to the inclusion of Manatee's expenses for the full 13 weeks of this year's first quarter versus four weeks last year (opened April 1, 2002) and higher occupancy costs for all restaurants due to increases in property insurance, real estate taxes and rent costs. The Company's annual property and casualty insurance coverage was renewed in April 2003 at an overall decrease of approximately 13%.

     Depreciation and amortization expenses increased by approximately $2,800 over the corresponding quarter due to the inclusion (for the entire quarter) of depreciation expenses associated with the purchase of furniture, fixtures, equipment, liquor license and franchising rights of Manatee's offset by the expiration of fully depreciated assets at the other restaurants.

     General and administrative expenses were $21,700 lower in the first quarter of fiscal 2004 versus the first quarter of fiscal 2003. Higher insurance costs of $11,000 were more than offset by decreases of $22,000 in salaries and payroll taxes and an approximate $10,000 settlement with an insurance carrier pertaining to a business interruption claim stemming from the closure of the main access road near the Cocoa Beach, Florida restaurant due to security concerns of an Air Force base subsequent to 9/11/01.

OTHER INCOME AND EXPENSE

     Interest expense was $1,500 lower for the three months ended April 27, 2003 compared to last year due to debt reduction and lower interest rates which reduced the interest expense on the Company's variable debt. Investment income was $6,600 lower than last year due to lower interest rates and because last year's investment income included a $5,900 gain on the sale of investments.

NET (LOSS) INCOME

     The Company realized a net loss of $3,600 for the quarter ended April 27, 2003 as compared to net income, before the $430,400 charge for goodwill impairment, of $35,800 or $.01 per share for the three months ended April 28, 2002. The primary components of the loss this year are the reduced sales due to economic, terrorism and weather issues, lower gross profit and higher operating expenses which included a substantial increase in insurance costs versus last year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's ratio of current assets to current liabilities was 1.94:1 at April 27, 2003 compared to 1.98:1 at the year ended January 26, 2003. Working capital was $2,215,900 at April 27, 2003 versus $2,091,800 at the year end, an increase of $124,100. During the first quarter ended April 27, 2003, net cash increased by $122,000. Net cash provided by operating activities was $314,500. The primary components were net income after adjustment for depreciation, of $290,000, an increase in prepaid expenses of $135,600 primarily due to a change in the financing structure of the Company's property insurance renewal, an increase of $163,700 in accounts payable primarily due to the timing of several prepaid expenses including insurance and accounting and an increase in accrued expenses of $69,600 due to an increase in accrued health insurance expenses.

     Investing activities during the first quarter of fiscal 2004 resulted in a net cash outflow of approximately $91,000. The primary components were capital expenditures of $129,000 for routine restaurant improvements offset by $51,000 from the proceeds of a maturing certificate of deposit.

     Financing activities for the quarter ended April 27, 2003 resulted in a net cash out flow of $101,600 and included debt repayment of $42,000 and $59,600 for the repurchase of 40,000 shares of the Company's Common Stock pursuant to a December 24, 2002 Board of Directors authorization to repurchase up to 100,000 shares of the Company's stock on or before January 29, 2004 at prevailing market prices. The Company currently holds 43,550 of its shares as treasury stock which will be retired during the second quarter.

     During the corresponding three month period ended April 28, 2002, working capital decreased by $269,000 and net cash decreased by $680,200. The primary components of last year's cash flow were net income, after adjustment for depreciation and a cumulative effect of an accounting change, of $326,700, a decrease in prepaid expenses of $91,700 due to a change in the financing of the Company's property insurance renewal, capital expenditures of $1,537,800 which included $843,400 for the April 1, 2002 purchase of Manatee's assets, $277,300 for restaurant improvements and the payment of $417,100 of accounts payable associated with the January 2002 renovation of Escondido's in Freehold, investment purchases of $91,600 for available-for-sales securities offset by $176,100 from the sale of investments and proceeds of maturing certificates of deposit, debt repayment of $48,300 and bank loan proceeds of $500,000 which were used to partially finance the purchase of Manatee's assets.

     Subsequent to the quarter ended April 27, 2003, management executed a surrender agreement to close its Monmouth Mall Mexican theme restaurant and terminate the lease as of April 30, 2003. Management believes that proceeds from the sale of its liquor license will exceed the amount the Company is required to pay to obtain the early termination of the lease. Additionally, management executed a license agreement with the mall landlord which allows the Company to operate the restaurant until June 30, 2003 for a reduced monthly license fee. The restaurant will close in June 2003, and all usable inventory, supplies and furniture, fixtures and equipment will be transferred to other Company restaurants.

     Management anticipates that funds from operations will be sufficient to meet obligations for the restaurants for the balance of fiscal 2004, including planned capital expenditures of approximately $365,000 in addition to those incurred during the first three months.

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

         PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    (a)    EXHIBITS

           99.1 Certification of Principal Executive and Principal Financial Officer of the Company pursuant to 18 United States Code
                    Section 1530.

    (b)    REPORTS OF FORM 8-K

                    No reports on Form 8-K were filed during the quarter ended April 27, 2003.

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


CHEFS INTERNATIONAL, INC.



/s/ ANTHONY C. PAPALIA
------------------------
ANTHONY C. PAPALIA
Principal Executive and Financial Officer



DATED:  JUNE 11, 2003
        -------------

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES


                               PRINCIPAL EXECUTIVE

                         AND PRINCIPAL FINANCIAL OFFICER

                                  CERTIFICATION

     ----------------------------------------------------------------------

     I, Anthony C. Papalia, Principal Executive and Principal Financial Officer of Chefs International, Inc. (the "Company") do hereby certify that:

         (1) I have reviewed this quarterly report on Form 10-QSB of the Company for the quarterly period ended April 27, 2003;

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


Dated:            June 11, 2003

                                           /S/ ANTHONY C. PAPALIA
                                           -------------------------
                                           Anthony C. Papalia
                                           Principal Executive and
                                                    Principal Financial Officer
                                           Chefs International, Inc.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

EXHIBIT 99.1
------------

                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350

                       AS ADOPTED PURSUANT TO SECTION 906

                        OF THE SARBANES-OXLEY ACT OF 2002


                       ----------------------------------

     I, Anthony C. Papalia, Principal Executive and Principal Financial Officer of Chefs International, Inc. (the "Company"), do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (a) the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended April 27, 2003, which this certification accompanies (the "Periodic Report"), fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

     (b) to the best of my knowledge, the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: June 11, 2003

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