Form 10QSB
period 2003-07-27
CHEFS INTERNATIONAL INC
filed 2003-09-10
CIK 201424

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JULY 27, 2003

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

           CLASS                            OUTSTANDING SHARES AT AUGUST 1, 2003
----------------------------                ------------------------------------
Common Stock, $.01 par value                             3,926,045

                            CHEFS INTERNATIONAL, INC.

                                    I N D E X

                                                                        PAGE NO.


PART I         FINANCIAL INFORMATION
               ITEM 1.  Consolidated Financial Statements

               Consolidated Balance Sheets -                            1 - 2
               July 27, 2003 (unaudited) and January 26, 2003

               Consolidated Statements of Operations -                    3
               Six and Three Months Ended July 27, 2003 and
               July 28, 2002 (unaudited)

               Consolidated Statements of Cash Flows -                    4
               Six Months Ended July 27, 2003 and
               July 28, 2002 (unaudited)

               Notes to Consolidated Financial Statements (unaudited)   5 - 6

               ITEM 2.  Management's Discussion and Analysis            7-11
               of Financial Condition and Results of Operations

               ITEM 3.  Controls and Procedures                          12

PART II        OTHER INFORMATION

               ITEM 6. Exhibits and Reports on Form 8-K                  13

SIGNATURE                                                                14

CERTIFICATION                                                          15 - 17

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

           PART I - FINANCIAL INFORMATION


ITEM I - CONSOLIDATED FINANCIAL STATEMENTS


                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------
                                                      JULY 27,       JANUARY 26,
                                                        2003            2003
                                                    -----------      -----------
                                                    (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                        $ 1,760,668      $ 1,069,857
   Investments                                          100,000          151,000
   Available-for-sale securities                      1,889,970        1,668,531
   Receivable - related party                            40,000           40,000
   Miscellaneous receivables                            136,588           62,173
   Inventories                                        1,285,271        1,128,992
   Prepaid expenses                                     181,605          107,988
                                                    -----------      -----------

   TOTAL CURRENT ASSETS                               5,394,102        4,228,541
                                                    -----------      -----------

PROPERTY, PLANT AND EQUIPMENT, at cost               21,066,104       21,411,079

   Less: Accumulated depreciation                     9,358,812        9,164,376
                                                    -----------      -----------

   PROPERTY, PLANT AND EQUIPMENT, net                11,707,292       12,246,703
                                                    -----------      -----------


OTHER ASSETS:
   Asset held for sale                                   50,180               --
   Intangibles - not subject to amortization            839,733          889,913
   Other intangibles                                     46,292           52,605
   Receivable - related party                            58,523           77,563
   Equity in life insurance policies                    602,822          602,822
   Deferred income taxes                              1,017,000        1,064,000
   Other                                                 27,978           34,635
                                                    -----------      -----------

   TOTAL OTHER ASSETS                                 2,642,528        2,721,538
                                                    -----------      -----------

                                                    $19,743,922      $19,196,782
                                                    ===========      ===========


The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                       JULY 27,     JANUARY 26,
                                                         2003           2003
                                                     -----------    -----------
                                                     (Unaudited)

CURRENT LIABILITIES:
   Notes and mortgages payable, current maturities   $   264,793    $   271,490
   Accounts payable                                    1,031,412        702,233
   Accrued payroll                                       148,747        157,637
   Accrued expenses                                      878,343        493,450
   Gift certificates                                     337,057        511,955
                                                     -----------    -----------

         TOTAL CURRENT LIABILITIES                     2,660,352      2,136,765
                                                     -----------    -----------

NOTES AND MORTGAGES PAYABLE                            1,832,297      1,960,438
                                                     -----------    -----------

OTHER LIABILITIES                                        724,577        747,559
                                                     -----------    -----------

STOCKHOLDERS' EQUITY:
   Capital stock - common $.01 par value,
      Authorized 15,000,000 shares,
      Issued 3,926,045                                    39,260         39,695
   Additional paid-in capital                         31,488,832     31,549,492
   Accumulated deficit                               (16,821,123)   (16,854,010)
   Accumulated other comprehensive (loss)               (180,273)      (379,272)
   Treasury stock                                             --         (3,885)
                                                     -----------    -----------

         TOTAL STOCKHOLDERS' EQUITY                   14,526,696     14,352,020
                                                     -----------    -----------

                                                     $19,743,922    $19,196,782
                                                     ===========    ===========



The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          SIX MONTHS ENDED                             THREE MONTHS ENDED
                                                  -----------------------------------             ---------------------------------
                                                    JULY 27,                JULY 28,               JULY 27,               JULY 28,
                                                      2003                    2002                   2003                   2002
                                                  -----------             -----------             ----------             ----------
SALES                                             $12,126,530             $12,584,137             $6,447,736             $6,941,008

COST OF GOODS SOLD                                  3,792,601               3,882,377              2,018,282              2,147,319
                                                  -----------             -----------             ----------             ----------

         GROSS PROFIT                               8,333,929               8,701,760              4,429,454              4,793,689
                                                  -----------             -----------             ----------             ----------

OPERATING EXPENSES:
   Payroll and related expenses                     3,672,202               3,919,387              1,890,195              2,092,691
   Other operating expenses                         2,690,147               2,675,666              1,321,097              1,423,952
   Depreciation and amortization                      574,646                 590,933                280,989                300,108
   General and administrative expenses                936,935                 986,342                470,170                497,914
   Loss on closing restaurant                         410,024                      --                410,024                     --
                                                  -----------             -----------             ----------             ----------

         TOTAL OPERATING EXPENSES                   8,283,954               8,172,328              4,372,475              4,314,665
                                                  -----------             -----------             ----------             ----------

         INCOME FROM OPERATIONS                        49,975                 529,432                 56,979                479,024
                                                  -----------             -----------             ----------             ----------

OTHER INCOME (EXPENSE):
   Interest expense                                   (82,668)                (90,562)               (40,395)               (46,806)
   Investment income                                   75,580                  79,333                 38,949                 36,141
                                                  -----------             -----------             ----------             ----------

         OTHER INCOME (EXPENSE), NET                   (7,088)                (11,229)                (1,446)               (10,665)
                                                  -----------             -----------             ----------             ----------

         INCOME FROM OPERATIONS
         BEFORE INCOME TAXES                           42,887                 518,203                 55,533                468,359

PROVISION FOR INCOME TAXES                             10,000                 184,000                 19,000                170,000
                                                  -----------             -----------             ----------             ----------

INCOME BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE                          32,887                 334,203                 36,533                298,359

CUMULATIVE EFFECT OF AN
  ACCOUNTING CHANGE (Note 2)
  - GOODWILL ACCOUNTING METHOD                             --                (430,403)                    --                     --
                                                  -----------             -----------             ----------             ----------

NET INCOME (LOSS)                                 $    32,887                 (96,200)            $   36,533             $  298,359
                                                  ===========             ===========             ==========             ==========

INCOME PER COMMON SHARE
  BEFORE CUMULATIVE EFFECT
  OF AN ACCOUNTING CHANGE                         $       .01             $       .08             $      .01             $      .08

CUMULATIVE EFFECT OF AN
  ACCOUNTING CHANGE
  - GOODWILL ACCOUNTING METHOD                             --                    (.11)                    --                     --
                                                  -----------             -----------             ----------             ----------

NET INCOME (LOSS) PER
  COMMON SHARE                                    $       .01             $      (.03)            $      .01             $      .08
                                                  ===========             ===========             ==========             ==========

Number of shares outstanding                        3,926,045               3,965,975              3,926,045              3,965,975


The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

          SIX MONTHS ENDED JULY 27, 2003 AND JULY 28, 2002 (Unaudited)


                                                          2003          2002
                                                       ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                   $   32,887       (96,200)
      Adjustments to reconcile net income to net
        cash provided by operating activities:
           Depreciation and amortization                  574,646       590,933
           Cumulative effect of an accounting change           --       430,403
           Deferred income taxes                               --       151,000
           Gain on sale of assets and investments          (5,187)       (5,154)
           Loss on closing restaurant                     350,024            --
           Changes in assets and liabilities:
              Miscellaneous receivables                   (55,375)     (114,224)
              Inventories                                (156,279)     (105,988)
              Prepaid expenses                            (73,617)      116,936
              Accounts payable                            329,179       164,934
              Accrued expenses and other liabilities       74,105        89,433
              Income taxes payable                             --         5,557
                                                       ----------    ----------

      NET CASH PROVIDED BY OPERATING ACTIVITIES         1,070,383     1,227,630
                                                       ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
              Purchase of property and equipment         (258,946)     (869,122)
              Acquisition of restaurant assets                 --      (882,681)
              Sale or redemption of investments            73,950       409,820
              Purchase of investments                      (9,185)     (173,520)
              Other                                         6,657        19,311
                                                       ----------    ----------

          NET CASH (USED IN) INVESTING ACTIVITIES        (187,524)   (1,496,192)
                                                       ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
              Repayment of debt                          (134,838)     (179,390)
              Proceeds from debt                               --       500,000
              Purchase of treasury stock                  (59,200)           --
              Additional paid in capital                    1,990            --
                                                       ----------    ----------

          NET CASH (USED IN) PROVIDED BY
            FINANCING ACTIVITIES                         (192,048)      320,610
                                                       ----------    ----------

          NET INCREASE IN CASH AND CASH EQUIVALENTS       690,811        52,048

   CASH AND CASH EQUIVALENTS:
              Beginning                                 1,069,857     1,408,062
                                                       ----------    ----------
              Ending                                   $1,760,668    $1,460,110
                                                       ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash payment for:
      Interest paid                                    $   82,729    $   89,593
                                                       ==========    ==========
      Income taxes paid                                $    4,000    $   14,240
                                                       ==========    ==========

Noncash Transactions:
   Increase (decrease) in fair value of securities
     available for sale                                $  230,017    $ (294,154)
                                                       ==========    ==========
   Change in fair value of derivatives accounted
     for as hedges                                     $   15,982    $  (76,927)
                                                       ==========    ==========

The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 1:    BASIS OF PRESENTATION

The accompanying financial statements have been prepared by Chefs International, Inc. (the "Company") and are unaudited. In the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements pursuant to the rules and regulations of the SEC. The consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 26, 2003 and notes thereto included in the Company's Annual Report on Form 10-KSB filed with the SEC. The results of operations and the cash flows for the six and three month periods ended July 27, 2003 presented in the consolidated financial statements are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

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

NOTE 4:    EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period.

NOTE 5:    INVENTORIES

                                                   JULY 27,       JANUARY 26,
Inventories consist of the following:                2003            2003
                                                  ----------      ----------
             Food                                 $  606,902      $  512,058
             Beverages                               192,963         152,269
             Supplies                                485,406         464,665
                                                  ----------      ----------
                                                  $1,285,271      $1,128,992
                                                  ==========      ==========

NOTE 6:    INCOME TAXES

At July 27, 2003, the Company had net deferred tax assets of approximately $2,115,000 arising principally from net operating loss carryforwards. However, due to the uncertainty that the Company will generate sufficient income in the future to fully or partially utilize these carryforwards, an allowance of $1,098,000 has been established to offset these assets. Management has determined that it is more likely than not that future taxable income will be sufficient to partially utilize the net operating loss carryforwards.

NOTE 7:    DEPRECIATION AND AMORTIZATION

The Company depreciates its property and equipment using the straight-line method over the estimated useful lives of the assets, ranging from three to forty years.

NOTE 8:    RESTAURANT CLOSING

In June 2003 the Company closed one of its Mexican theme restaurants. In connection with the closing, the Company wrote off leasehold improvements and other equipment of $230,024 and entered into a Surrender Agreement with the restaurant's landlord which requires the Company to pay $180,000, of which $60,000 was paid prior to July 27, 2003 with the balance due October 2003. The remaining balance is included in accrued expenses in the accompanying Consolidated Balance Sheet.

The loss of $410,024 is shown as "Loss on closing restaurant" in the accompanying Consolidated Statement of Operations for the three and six months ended July 27, 2003. Additionally, the Company granted the landlord an option, exercisable through October 31, 2003, to purchase the closed restaurant's liquor license. The liquor license is shown in the accompanying July 27, 2003 Consolidated Balance Sheet as "Asset held for sale".

NOTE 9:    HEDGING INSTRUMENTS

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

SIGNIFICANT TRANSACTIONS AND NONRECURRING ITEMS

As more fully described herein and in the related footnotes to the accompanying consolidated financial statements, the comparability of Chefs International, Inc.'s operating results has been affected by a significant transaction and nonrecurring item for the three months ended April 28, 2002. During 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting standards No. 142 "Goodwill and Other Intangible Assets"("FAS 142"), which requires that, effective for years beginning on or after January 1, 2002, goodwill, and certain other intangible assets deemed to have an indefinite useful life, cease amortizing. Under the new rules, goodwill and certain intangible assets must be assessed for impairment using fair value measurement techniques. The Company completed its initial goodwill impairment testing during the first quarter of Fiscal 2003, and determined that there was impairment of goodwill solely because the aggregate market capitalization of the Company was exceeded by its book value. Therefore, the Company recorded a $430,403 impairment of goodwill. The charge is reflected as a cumulative effect of an accounting change in the accompanying consolidated financial statements.

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

The Company currently operates ten restaurants on a year-round basis. The Company closed its Escondido's Mexican Restaurant in the Monmouth Mall during the second quarter of calendar year 2003. The Company opened its first seafood restaurant in November 1978 and currently has seven free-standing seafood restaurants in New Jersey and Florida operating under the names "Jack Baker's Lobster Shanty" or "Baker's Wharfside." The Company opened its first Mexican theme restaurant, located in New Jersey, in April 1996, under the name "Garcia's." In February 2000, the Company commenced the operation of the ninth restaurant, Moore's Tavern and Restaurant, ("Moore's"), a free-standing restaurant in Freehold, New Jersey serving an eclectic American food type menu. On January 29, 2002, the Company commenced operation of its tenth restaurant, Escondido's Mexican Restaurant ("Freehold"), a Mexican theme restaurant located in Freehold, New Jersey, adjacent to Moore's. On February 1, 2002, Garcia's began to operate under the trade name Escondido's ("Monmouth"). The Company closed this restaurant during the second quarter of calendar year 2003. On April 1, 2002, the Company acquired the operations of its eleventh restaurant, Mr. Manatee's Casual Grille ("Manatee's"), a casual theme restaurant primarily featuring seafood items, located in Vero Beach, Florida near the Company's Vero Beach, Florida Lobster Shanty.

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

The Company operated ten restaurants in February and March 2002 and eleven restaurants in April, May, June and July 2002.

RESULTS OF OPERATIONS

SALES

       Sales for the six months ended July 27, 2003 ("fiscal 2004") were $12,126,500, a decrease of $457,600 or 3.6 %, as compared to $12,584,100 for the six months ended July 28, 2002 ("fiscal 2003"). For the second quarter ended July 27, 2003, sales were $6,447,700, a decrease of $493,300 or 7.1%, as compared to the second quarter of fiscal 2003. The decreases include increased sales of $464,100 and $23,600 for the six and three month periods at Manatee's which opened on April 1, 2002 and therefore, was in operation during one month of last year's first quarter and the entire second quarter as compared to six months of operation this year, and decreased sales of $131,300 and $81,300 at the Monmouth Escondido's which was closed in June 2003. The other nine restaurants combined had decreased sales of $790,400 or 6.9% and $435,600 or 6.9% for the six and three month periods versus last year. The three Florida restaurants that operated during the comparable periods realized decreased sales of $83,900 or 2.3% and $25,300 or 1.8% versus last year primarily due to the continued softness in air travel, including a substantial reduction in foreign visitation and the Columbia Space Shuttle tragedy which negatively impacted the Cocoa Beach location. The six New Jersey restaurants had lower sales of $706,500 or 9.4% and $410,300 or 8.3% for the six and three month periods compared to last year primarily due to the dismal winter weather that included a major snow storm over the Valentine's/Presidents' Day weekend and an extremely rainy summer, whereby beginning with the Memorial Day holiday, it rained ten out of eleven weekends. Additionally, customer traffic at all of the restaurants continues to be negatively impacted by the slow economy, terrorism concerns post 9/11 and the Iraq war. The number of customers served in the nine restaurants which operated during the comparable six and three month periods fell by 7.9% and 7.8% respectively, while the average check paid per customer increased by 1.1% and 1.0% versus last year. The check average at Manatee's is less than at the nine restaurants and is less than it was last year due to the introduction of lower priced dinner specials.

GROSS PROFIT; GROSS MARGIN

       Gross profit was $8,333,900 or 68.7% of sales for the six month period and $4,429,500 or 68.7% of sales for the second quarter ended July 27, 2003, compared to $8,701,000 or 69.1% and $4,793,700 or 69.1% for the comparable periods of fiscal 2003. The primary reasons for the decline were the higher cost of lobster and closing of the Monmouth Escondido's restaurant with its lower cost Mexican fare.

OPERATING EXPENSES

       Total operating expenses increased by 1.4% from $8,172,300 during the first six months of fiscal 2003 to $8,284,000 during the first six months of fiscal 2004, and by 1.3% from $4,314,700 for the second quarter of fiscal 2003 to $4,372,500 for the second quarter of the current year. Payroll and related expenses were 30.3% of sales for the six months and 29.3% for the second quarter this year compared to 31.1% and 30.1% respectively for the comparable periods last year. The improvement is directly attributable to productivity improvements at the restaurants and lower health and worker's compensation insurance costs. Other operating expenses increased to 22.2% of sales versus 21.3% of sales for the six month comparison and remained unchanged at 20.5% of sales for the second quarter comparisons. The primary reasons for the six month increase were the inclusion of Manatee's for the full thirteen weeks of this year's first quarter versus four weeks last year, higher occupancy costs due to increase in real estate taxes and rent costs and the decrease in sales.

       Depreciation and amortization expenses were lower by approximately $16,300 and $19,100 over last year for the six and three month periods ended July 27, 2003 due to the inclusion (for the entire six months) of depreciation expenses associated with the purchase of furniture, fixtures and equipment of Manatee's offset by the expiration of fully depreciated assets at the other restaurants and the closing of Monmouth.

       General and administrative expenses were lower by approximately $49,400 and $27,700 versus last year for the six and three month periods due primarily to reductions in salaries and payroll taxes and an approximate $10,000 settlement with an insurance carrier pertaining to a business interruption claim stemming from the closure of the main access road near the Cocoa Beach, Florida restaurant due to security concerns of an Air Force base subsequent to 9/11/01.

       As a result of continuing operating losses at its Monmouth Mall Mexican theme restaurant, management decided to close this restaurant. On April 30, 2003, management executed a Surrender Agreement with the mall landlord to terminate the lease prior to its expiration date and agreed to give the landlord an option to purchase the restaurant's liquor license at a specified price until October 31, 2003, after which the liquor license can be sold to any independent purchaser. Management believes that the net proceeds from the sale of the liquor license will exceed the $180,000 paid to the landlord for the early termination of the lease. The restaurant was closed in June 2003 and the Company recorded a loss of approximately $410,000 on the closing which includes the early termination fee of $180,000 and disposal of unusable assets.

OTHER INCOME AND EXPENSE

       Interest expense decreased by $7,900 and $6,400 for the six and three month periods ended July 27, 2003 as compared to comparable periods last year due to debt reduction and lower interest rates which reduced the interest expense on the Company's variable debt. Investment income was lower by $3,800 for the six month comparisons due to lower interest rates and higher by $2,800 for the second quarter this year due to a $5,200 gain on the sale of investments.

NET INCOME (LOSS)

       The Company realized net income of $32,900 or $.01 per share for the six months ended July 27, 2003 as compared to net income before the $430,400 change for goodwill impairment, of $334,200 or $.08 per share for the six months ended July 28, 2002. For the quarter ended July 27, 2003, net income was $36,500 or $.01 per share as compared to net income of $298,400 or $.08 per share. The primary components of the lower income this year are the reduced sales due to economic, terrorism and weather issues and the $410,000 loss associated with the closing of the Monmouth Mall restaurant.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's ratio of current assets to current liabilities was 2.03:1 at July 27, 2003 compared to 1.98:1 at the year ended January 26, 2003. Working capital was $2,733,800 at July 27, 2003 versus $2,091,800 at the year end, an increase of $642,000. During the six months ended July 27, 2003, net cash increased by $690,800. Net cash provided by operating activities was $1,070,400. The primary components were net income after adjustment for depreciation and the loss on closing of the Monmouth Mall restaurant, totalling $957,600, an increase in inventories of $156,300 related to the usual buildup for the New Jersey summer season, and an increase of $329,200 in accounts payable primarily due to the inventory increase.

       Investing activities during the first six months of fiscal 2004 resulted in a net cash outflow of $187,500. Capital expenditures were $258,900 used primarily for routine restaurant improvements. Other investing activities included investment purchases of available-for-sale securities totaling $9,200 offset by $74,000 from the sale of investments and the proceeds of a maturing certificate of deposit.

       Financing activities for the six months ended July 27, 2003 resulted in a net cash outflow of $192,000 and included debt repayment of $134,800 and $59,200 for the repurchase of 40,000 shares of the Company's Common Stock pursuant to a December 24, 2002 Board of Directors authorization to repurchase up to 100,000 shares of the Company's stock on or before January 29, 2004 at prevailing market prices. During the second quarter ended July 27, 2003, the Company canceled a total of 43,550 of the repurchased shares, including repurchases incurred during fiscal 2002.

       During the corresponding six month period ended July 28, 2002, there was a reduction in working capital of $184,500 and net cash increased by $52,000. The primary components of last year's cash flow were net income, after adjustment for depreciation, deferred income taxes and a cumulative effect of an accounting change, of $1,076,100, a decrease in prepaid expenses of $116,900 due to the revised billing policy of the Company's insurance carrier, an increase in accounts payable of

$164,900 related to the summer sales volume, capital expenditures of $1,727,300 including $882,700 for the purchase of Manatee's assets and $452,000 for restaurant improvements, investment purchases totaling $173,500 offset by $409,800 from the sale of investments and proceeds of maturing certificates of deposit, $179,400 in debt repayment and bank loan proceeds of $500,000 to partially finance the purchase of the Manatee's assets.

       During the second quarter ended July 27, 2003, the Company's $500,000 bank line of credit was renewed for two years. The interest rate is variable, equal to the monthly LIBOR Market Index Rate plus 2%. The entire $500,000 is currently available for use.

       Management anticipates that funds from operations will be sufficient to meet obligations for the restaurants for the balance of fiscal 2004, including planned capital expenditures of approximately $270,000 in addition to those incurred during the first six months.

INFLATION

       It is not possible for the Company to predict with any accuracy the effect of inflation upon the results of its operations in future years. In general, the Company is able to increase menu prices to counteract the majority of the inflationary effects of increasing costs with the exception of the substantial increase in insurance costs that the Company has had to absorb over the last two years.

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

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES



       PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

       31     Certification  of  Principal  Executive  and  Principal  Financial
              Officer.

       32 Certification of Principal Executive and Principal Financial Officer of the Company pursuant to 18 United States Code Section 1350.

(b)    REPORTS OF FORM 8-K

              No reports on Form 8-K were filed during the quarter ended July 27, 2003.

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



DATED: SEPTEMBER 10, 2003