Form 10QSB
period 2003-10-26
CHEFS INTERNATIONAL INC
filed 2003-12-10
CIK 201424

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended OCTOBER 26, 2003

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

           Class                         Outstanding Shares at November 14, 2003
----------------------------             ---------------------------------------
Common Stock, $.01 par value                            3,926,112

                            CHEFS INTERNATIONAL, INC.

                                    I N D E X


PART I         FINANCIAL INFORMATION                                  PAGE NO.
               ---------------------                                  --------

               ITEM 1.  Consolidated Financial Statements

               Consolidated Balance Sheets -                            1 - 2
               October 26, 2003 (unaudited) and January 26, 2003

               Consolidated Statements of Operations -                    3
               Nine and Three Months Ended October 26, 2003 and
               October 27, 2002 (unaudited)

               Consolidated Statements of Cash Flows -                    4
               Nine Months Ended October 26, 2003 and
               October 27, 2002 (unaudited)

               Notes to Consolidated Financial Statements               5 - 6

               ITEM 2.  Management's Discussion and Analysis           7 - 11
               of Financial Condition and Results of Operations

               ITEM 3.  Controls and Procedures                          12

PART II        OTHER INFORMATION
               -----------------

               ITEM 6. Exhibits and Reports on Form 8-K                  13

SIGNATURE                                                                14

CERTIFICATION                                                         15 - 17

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

         PART I  - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                             October 26, 2003   January 26, 2003
                                             ----------------   ----------------
                                               (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents                 $ 1,885,857         $ 1,069,857
      Investments                                       ---             151,000
      Available-for-sale securities               1,951,749           1,668,531
      Receivable - related party                     40,000              40,000
      Miscellaneous receivables                      65,179              62,173
      Inventories                                 1,152,045           1,128,992
      Prepaid expenses                              143,454             107,988
                                                -----------         -----------

      TOTAL CURRENT ASSETS                        5,238,284           4,228,541
                                                -----------         -----------

PROPERTY, PLANT AND EQUIPMENT, at cost           21,135,829          21,411,079

      Less: Accumulated depreciation              9,626,869           9,164,376
                                                -----------         -----------

      PROPERTY, PLANT AND EQUIPMENT, net         11,508,960          12,246,703
                                                -----------         -----------


OTHER ASSETS:
      Asset held for sale                            50,180                 ---
      Intangibles - not subject to amortization     839,733             889,913
      Other intangibles                              43,136              52,605
      Receivable - related party                     48,523              77,563
      Equity in life insurance policies             602,822             602,822
      Deferred income taxes                         916,000           1,064,000
      Other                                          28,813              34,635
                                                -----------         -----------

      TOTAL OTHER ASSETS                          2,529,207           2,721,538
                                                -----------         -----------

                                                $19,276,451         $19,196,782
                                                ===========         ===========



The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                         October 26, 2003   January 26, 2003
                                                         ----------------   ----------------
                                                           (Unaudited)
CURRENT LIABILITIES:
      Notes and mortgages payable, current maturities     $   265,694          $   271,490
      Accounts payable                                        544,223              702,233
      Accrued payroll                                         144,193              157,637
      Accrued expenses                                        815,750              493,450
      Gift certificates                                       299,271              511,955
                                                          -----------          -----------

               TOTAL CURRENT LIABILITIES                    2,069,131            2,136,765
                                                          -----------          -----------

NOTES AND MORTGAGES PAYABLE                                 1,720,603            1,960,438
                                                          -----------          -----------

OTHER LIABILITIES                                             703,546              747,559
                                                          -----------          -----------

STOCKHOLDERS' EQUITY:
      Capital stock - common $.01 par value,
         Authorized 15,000,000 shares,
         Issued 3,926,112                                      39,261               39,695
      Additional paid-in capital                           31,488,831           31,549,492
      Accumulated deficit                                 (16,632,111)         (16,854,010)
      Accumulated other comprehensive (loss)                 (112,810)            (379,272)
      Treasury stock                                              ---               (3,885)
                                                          -----------          -----------

               TOTAL STOCKHOLDERS' EQUITY                  14,783,171           14,352,020
                                                          -----------          -----------

                                                          $19,276,451          $19,196,782
                                                          ===========          ===========

The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Nine Months Ended                          Three Months Ended
                                                         -----------------                          ------------------
                                            October 26, 2003       October 27, 2002        October 26, 2003      October 27, 2002
                                            ----------------       ----------------        ----------------      ----------------
SALES                                         $ 17,966,680           $ 18,550,308             $ 5,840,150           $ 5,966,171

COST OF GOODS SOLD                               5,629,933              5,740,775               1,837,332             1,858,398
                                              ------------           ------------             -----------           -----------

           GROSS PROFIT                         12,336,747             12,809,533               4,002,818             4,107,773
                                              ------------           ------------             -----------           -----------

OPERATING EXPENSES:
    Payroll and related expenses                 5,416,202              5,795,477               1,744,000             1,876,090
    Other operating expenses                     3,921,573              4,007,213               1,231,426             1,331,547
    Depreciation and amortization                  845,859                892,983                 271,213               302,050
    General and administrative expenses          1,396,088              1,492,464                 459,153               506,122
    Loss on closing restaurant                     410,024                    ---                     ---                   ---
                                              ------------           ------------             -----------           -----------

           TOTAL OPERATING EXPENSES             11,989,746             12,188,137               3,705,792             4,015,809
                                              ------------           ------------             -----------           -----------

           INCOME FROM OPERATIONS                  347,001                621,396                 297,026                91,964
                                              ------------           ------------             -----------           -----------

OTHER INCOME (EXPENSE):
    Interest expense                              (121,248)              (135,288)                (38,580)              (44,726)
    Investment income                              111,146                120,593                  35,566                41,260
                                              ------------           ------------             -----------           -----------

           OTHER INCOME (EXPENSE), NET             (10,102)               (14,695)                 (3,014)               (3,466)
                                              ------------           ------------             -----------           -----------

           INCOME BEFORE INCOME TAXES
           AND CUMULATIVE EFFECT OF
           ACCOUNTING CHANGE                       336,899                606,701                 294,012                88,498

PROVISION FOR INCOME TAXES                         115,000                227,000                 105,000                43,000
                                              ------------           ------------             -----------           -----------

INCOME BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING
  CHANGE                                           221,899                379,701                 189,012                45,498

CUMULATIVE EFFECT OF AN
  ACCOUNTING CHANGE (Note 2)
  - GOODWILL ACCOUNTING METHOD                         ---               (430,403)                    ---                   ---
                                              ------------           ------------             -----------           -----------

NET INCOME (LOSS)                             $    221,899           $    (50,702)            $   189,012           $    45,498
                                              ============           ============             ===========           ===========

INCOME PER COMMON SHARE
  BEFORE CUMULATIVE EFFECT
  OF AN ACCOUNTING CHANGE                     $        .06        $           .10             $       .05           $       .01

CUMULATIVE EFFECT OF AN
  ACCOUNTING CHANGE
  - GOODWILL ACCOUNTING METHOD                         ---                   (.11)                    ---                   ---
                                              ------------           ------------             -----------           -----------

NET INCOME (LOSS) PER
  COMMON SHARE                                $        .06           $       (.01)            $       .05           $       .01
                                              ============           ============             ===========           ===========

Number of shares outstanding                     3,926,112              3,965,579               3,926,112             3,965,579

The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

       NINE MONTHS ENDED OCTOBER 26, 2003 AND OCTOBER 27, 2002 (Unaudited)


                                                                                      2003                  2002
                                                                                      ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                          $   221,899            $   (50,702)
          Adjustments to reconcile net income to net
            cash provided by operating activities:
                Depreciation and amortization                                       845,859                892,983
                Cumulative effect of an accounting change                               ---                430,403
                Deferred income taxes                                                85,000                164,000
                Gain on sale of assets and investments                               (7,312)                (5,154)
                Loss on closing restaurant                                          350,024                    ---
                Changes in assets and liabilities:
                     Miscellaneous receivables                                       26,034               (129,193)
                     Inventories                                                    (23,053)                68,230
                     Prepaid expenses                                               (35,466)                94,088
                     Accounts payable                                              (158,010)              (170,684)
                     Accrued expenses and other liabilities                         (35,443)                13,511
                     Income taxes payable                                               ---                 28,296
                                                                                -----------            -----------

          NET CASH PROVIDED BY OPERATING ACTIVITIES                               1,269,532              1,335,778
                                                                                -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
                Purchase of property and equipment                                 (328,671)              (960,107)
                Acquisition of restaurant assets                                        ---               (891,190)
                Sale or redemption of investments                                   186,451                409,820
                Purchase of investments                                             (14,293)              (226,645)
                Other                                                                 5,822                 20,782
                                                                                -----------            -----------

          NET CASH (USED IN) INVESTING ACTIVITIES                                  (150,691)            (1,647,340)
                                                                                -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
                Repayment of debt                                                  (245,631)              (331,546)
                Proceeds from debt                                                      ---                500,000
                Purchase and retirement of treasury stock                           (59,200)                   ---
                Additional paid in capital                                            1,990                    ---
                                                                                -----------            -----------

          NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                      (302,841)               168,454
                                                                                -----------            -----------

          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      816,000               (143,108)

     CASH AND CASH EQUIVALENTS:
                Beginning                                                         1,069,857              1,408,062
                                                                                -----------            -----------
                Ending                                                          $ 1,885,857            $ 1,264,954
                                                                                ===========            ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash payment for:
          Interest paid                                                         $   122,063            $   135,207
                                                                                ===========            ===========
          Income taxes paid                                                     $     4,000            $    21,506
                                                                                ===========            ===========

Noncash Transactions:
     Increase (decrease) in fair value of securities available for sale         $   297,064            $  (311,006)
                                                                                ===========            ===========
     Change in fair value of derivatives accounted for as hedges                $    32,398            $  (107,554)
                                                                                ===========            ===========


The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



NOTE  1:     BASIS OF PRESENTATION

The accompanying financial statements have been prepared by Chefs International, Inc. (the "Company") and are unaudited. In the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements pursuant to the rules and regulations of the SEC. The consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 26, 2003 and notes thereto included in the Company's Annual Report on Form 10-KSB filed with the SEC. The results of operations and the cash flows for the nine and three month periods ended October 26, 2003 presented in the consolidated financial statements are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.


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


NOTE 4:      EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period.

NOTE 5:      INVENTORIES

Inventories consist of the following:    October 26, 2003       January 26, 2003
                                         ----------------       ----------------
             Food                           $   535,689           $   512,058
             Beverages                          156,054               152,269
             Supplies                           460,302               464,665
                                           ------------           -----------
                                            $ 1,152,045           $ 1,128,992
                                            ===========           ===========


NOTE 6:      INCOME TAXES

At October 26, 2003, the Company had net deferred tax assets of approximately $2,014,000 arising principally from net operating loss carryforwards. However, due to the uncertainty that the Company will generate sufficient income in the future to fully or partially utilize these carryforwards, an allowance of $1,098,000 has been established to partially offset these assets. Management has determined that it is more likely than not that future taxable income will be sufficient to partially realize the benefit of the net operating loss carryforwards.


NOTE 7:      DEPRECIATION AND AMORTIZATION

The Company depreciates its property and equipment using the straight-line method over the estimated useful lives of the assets, ranging from three to forty years.


NOTE 8:      RESTAURANT CLOSING

In June 2003 the Company closed one of its Mexican theme restaurants. In connection with the closing, the Company wrote off leasehold improvements and other equipment of $230,024 and entered into a Surrender Agreement with the restaurant's landlord which requires the Company to pay $180,000, of which $60,000 was paid during the second quarter ended July 27, 2003. The remaining balance of $120,000 is included in accrued expenses in the accompanying Consolidated Balance Sheet. The loss of $410,024 is shown as "Loss on closing restaurant" in the accompanying Consolidated Statement of Operations for the nine months ended October 26, 2003.

Additionally, the Company granted the landlord an option to purchase the closed restaurant's liquor license. The landlord exercised the option on October 31, 2003 for an agreed upon price of $400,000. The agreement is subject to government approval of the license transfer. The closing is expected to take place by February 15, 2004. The liquor license is shown in the accompanying October 26, 2003 Consolidated Balance Sheet as "Asset held for sale".


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

The Company currently operates ten restaurants on a year-round basis. The Company closed its Escondido's Mexican Restaurant in the Monmouth Mall during the second quarter of calendar year 2003. The Company opened its first seafood restaurant in November 1978 and currently has seven free-standing seafood restaurants in New Jersey and Florida operating under the names "Jack Baker's Lobster Shanty" or "Baker's Wharfside." The Company opened its first Mexican theme restaurant, located in New Jersey, in April 1996, under the name "Garcia's." In February 2000, the Company commenced the operation of its ninth restaurant, Moore's Tavern and Restaurant, ("Moore's"), a free-standing restaurant in Freehold, New Jersey serving an eclectic American food type menu. On January 29, 2002, the Company commenced operation of its tenth restaurant, Escondido's Mexican Restaurant ("Freehold"), a Mexican theme restaurant located in Freehold, New Jersey, adjacent to Moore's. On February 1, 2002, Garcia's began to operate under the trade name Escondido's ("Monmouth"). The Company closed this restaurant during the second quarter of fiscal 2004. On April 1, 2002, the Company acquired the operations of its eleventh restaurant, Mr. Manatee's Casual Grille ("Manatee's"), a casual theme restaurant primarily featuring seafood items, located in Vero Beach, Florida near the Company's Vero Beach, Florida Lobster Shanty.

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

The Company operated ten restaurants in February and March 2002 and eleven restaurants in the months of April through October 2002.


RESULTS OF OPERATIONS
---------------------
SALES.

         Sales for the nine months ended October 26, 2003 ("fiscal 2004") were $17,966,700, a decrease of $583,600 or 3.1%, as compared to $18,550,300 for the nine months ended October 27, 2002 ("fiscal 2003"). For the third quarter ended October 26, 2003, sales were $5,840,200, a decrease of $126,000 or 2.1% , as compared to the third quarter of fiscal 2003. Increased sales of $481,900 and $17,800 for the nine and three month periods at Manatee's which opened on April 1, 2002 and therefore, was in operation during one month of last year's first quarter and the entire second and third quarters as compared to nine months of operation this year, were offset by decreased sales of $341,800 and $210,500 at the Monmouth Escondido's which was closed in June 2003. The other nine restaurants combined had decreased sales of $723,700 or 4.3% and increased sales of $66,700 or 1.2% for the nine and three month periods versus last year. The three Florida restaurants that operated during the comparable periods realized decreased sales of $62,800 or 1.3% and increased sales of $21,100 for the nine and three month periods versus last year primarily due to the continued softness in air travel, including a substantial reduction in foreign visitation and the Columbia Space Shuttle tragedy which negatively impacted the Cocoa Beach location. The six New Jersey restaurants had lower sales of $661,000 or 5.4% and increased sales of $45,500 or 1.1% for the nine and three month periods compared to last year primarily due to the dismal winter weather that included a major snow storm over the Valentine's/Presidents' Day weekend and an extremely rainy summer, whereby beginning with the Memorial Day holiday, it rained ten out of eleven weekends. Additionally, traffic at all of the restaurants was negatively impacted by the slow economy, terrorism concerns post 9/11 and the Iraq war. However, both the Florida and New Jersey restaurants realized positive sales gains in the third quarter in fiscal 2004 due to favorable weather and a positive uptick in the national economy. The number of customers served in the nine restaurants which operated during the comparable nine and three month periods fell by 5.3% and 1.0% respectively, while the average check paid per customer increased by 1.0% and 2.2% versus last year. The check average at Manatee's is less than at the other nine restaurants and is less than it was last year due to the introduction of lower priced dinner specials.

GROSS PROFIT; GROSS MARGIN.
         Gross profit was $12,336,700 or 68.7% of sales for the nine month period and $4,002,800 or 68.5% of sales for the third quarter ended October 26, 2003, compared to $12,809,500 or 69.1% and $4,107,800 or 68.9% for the
comparable periods of fiscal 2003. The primary reasons for the decline were the record-setting increase in the cost of beef and closing of the Monmouth Escondido's restaurant with its lower cost Mexican fare.

OPERATING EXPENSES.
         Total operating expenses decreased by 1.6% from $12,188,100 during the first nine months of fiscal 2003 to $11,989,700 during the first nine months of fiscal 2004, and by 7.7% from $4,015,800 for the third quarter of fiscal 2003 to $3,705,800 for the third quarter of the current year. Payroll and related expenses were 30.1% of sales for the nine months and 29.9% for the third quarter this year compared to 31.2% and 31.4% respectively for the comparable periods last year. The improvement is directly attributable to productivity improvements at the restaurants and lower health and worker's compensation insurance costs. Other operating expenses increased to 21.8% of sales versus 21.6% of sales for the nine month comparison and decreased to 21.1% versus 22.3% of sales for the third quarter comparisons. The primary reasons for the nine month increase were the inclusion of Manatee's for the full thirteen weeks of this year's first quarter versus four weeks last year, higher occupancy costs due to increases in real estate taxes and rent costs and the decrease in sales. The decrease in the third quarter is directly attributable to the closing of Monmouth Escondido's in June 2003.

         Depreciation and amortization expenses were lower by approximately $47,100 and $30,800 versus last year for the nine and three month periods ended October 26, 2003 due to the inclusion (for the entire nine months) of depreciation expenses associated with the purchase of furniture, fixtures and equipment of Manatee's offset by the expiration of fully depreciated assets at the other restaurants and the closing of Monmouth.

         General and administrative expenses were lower by approximately $96,400 and $47,000 versus last year for the nine and three month periods due primarily to reductions in salaries and payroll taxes and an approximate $10,000 settlement with an insurance carrier pertaining to a business interruption claim stemming from the closure of the main access road near the Cocoa Beach, Florida restaurant due to security concerns at the nearby Air Force base subsequent to 9/11/01.

         As a result of continuing operating losses at its Monmouth Mall Mexican theme restaurant, management decided to close this restaurant. On April 30, 2003, management executed a Surrender Agreement with the mall landlord to terminate the lease prior to its expiration date and agreed to give the landlord an option to purchase the restaurant's liquor license at a specified price until October 31, 2003, since extended to March 15, 2004, after which the liquor license can be sold to any independent purchaser. Management believes that the net proceeds from the sale of the liquor license will exceed the $180,000 paid to the landlord for the early termination of the lease, however, any gain on the sale of the liquor license will not be recognized until realized. The restaurant was closed in June 2003 and the

Company recorded a loss of approximately $410,000 on the closing which includes the early termination fee of $180,000 and disposal of unusable assets.

OTHER INCOME AND EXPENSE
         Interest expense decreased by $14,000 and $6,100 for the nine and three month periods ended October 26, 2003 as compared to comparable periods last year due to debt reduction and lower interest rates which reduced the interest expense on the Company's variable debt. Investment income was lower by $9,400 and $5,700 for the nine and six month comparisons due to lower interest rates.

NET INCOME (LOSS)
         The Company realized income of $221,900 or $.06 per share for the nine months ended October 26, 2003 as compared to income before the cumulative effect of the accounting change related to goodwill, of $379,700 or $.10 per share for the nine months ended October 27, 2002. As indicated in the Significant Transactions and Nonrecurring Items section, the Company recorded a $430,403 charge related to goodwill impairment in fiscal 2003 which resulted in a net loss for the nine months ended October 27, 2002 of $50,700 compared to net income of $221,900 for the nine months ended October 26, 2003. For the quarter ended October 26, 2003, net income was $294,000 or $.07 per share as compared to net income of $45,500 or $.01 per share in the corresponding quarter of fiscal 2003. The primary components of the lower income this year are the reduced sales due to economic, terrorism and weather issues and the $410,000 loss associated with the closing of the Monmouth Mall restaurant.


LIQUIDITY AND CAPITAL RESOURCES
         The Company's ratio of current assets to current liabilities was 2.53:1 at October 26, 2003 compared to 1.98:1 at the year ended January 26, 2003. Working capital was $3,169,200 at October 26, 2003 versus $2,091,800 at the year end, an increase of $1,077,400. During the nine months ended October 26, 2003, net cash increased by $816,000. Net cash provided by operating activities was $1,269,500. The primary components were net income after adjustment for depreciation, deferred taxes and the loss on closing of the Monmouth Mall restaurant, totaling $1,502,800 and a decrease of $158,000 in accounts payable.

         Investing activities for the nine months of fiscal 2004 resulted in a net cash outflow of $150,700. Capital expenditures were $328,700 used primarily for routine restaurant improvements. Other investing activities included investment purchases of available-for-sale securities totaling $14,300 offset by $186,500 from the sale of investments and the proceeds of maturing certificates of deposit.

         Financing activities for the nine months ended October 26, 2003 resulted in a net cash outflow of $302,800 and included debt repayment of $245,600 and $59,200 for the repurchase of 40,000 shares of the Company's Common Stock pursuant to a December 24, 2002 Board of Directors authorization to repurchase up to 100,000 shares of the Company's stock on or before January 29, 2004 at prevailing market prices. During the second quarter ended July 27, 2003, the Company canceled a total of 43,550 of the repurchased shares, including repurchases effected during fiscal 2002.

         During the corresponding nine month period ended October 27, 2002, there was a reduction in working capital of $41,500 and net cash decreased by $143,100. The primary components of last year's cash flow were net income, after adjustment for depreciation, deferred income taxes and a cumulative effect of an accounting change, of $1,436,700, an increase of $129,200 in miscellaneous receivables primarily due to credits for costs associated with the construction of a paved parking area for the two Freehold, New Jersey restaurants, a decrease in prepaid expenses of $94,100 due to the revised billing policy of the Company's insurance carrier, a decrease in accounts payable of $170,700, capital expenditures of $1,826,800 including $866,700 for the purchase of Manatee's assets and $543,000 for restaurant improvements, investment purchases totaling $226,600 offset by $409,800 from the sale of investments and proceeds of maturing certificates of deposit, $331,500 in debt repayment and bank loan proceeds of $500,000 used to partially finance the purchase of the Manatee's assets.

         During the second quarter ended July 27, 2003, the Company's $500,000 bank line of credit was renewed for two years. The interest rate is variable, equal to the monthly LIBOR Market Index Rate plus 2%. The entire $500,000 is currently available for use.

         Management anticipates that funds from operations will be sufficient to meet obligations for the restaurants for the balance of fiscal 2004, including planned capital expenditures of approximately $90,000 in addition to those incurred during the first nine months.

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


ITEM 3 - CONTROLS AND PROCEDURES
--------------------------------

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

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION
---------------------------

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          31   - Certification  of Principal  Executive and Principal  Financial
                    Officer

          32   - Certification  pursuant to 18 U.S.C.  Section 1350 of Principal
                    Executive and Principal Financial Officer

     (b)  REPORTS ON FORM 8-K

         On November 21, 2003, the Company filed a current report on Form 8-K with the Securities and Exchange Commission attaching its press release of the same date announcing that it had received an offer from the five Lombardi Brothers and their affiliates (the "Lombardi Group") who own approximately 61% of the Company's outstanding common stock, to acquire all of the outstanding shares of common stock not owned by the Lombardi Group for a cash purchase price of $1.75 per share. The press release stated that the Company's Board of Directors had appointed a Special Committee consisting of the three non-Lombardi Brother directors to review and analyze the proposal.

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



DATED:   December 10, 2003