Form 10KSB
period 2004-01-25
CHEFS INTERNATIONAL INC
filed 2004-04-26
CIK 201424

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 25, 2004
                          ----------------

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the Transition period from_________________to________________

                          Commission File Number 0-8513
                                                 ------

                            CHEFS INTERNATIONAL, INC.
                            -------------------------
                 [Name of small business issuer in its charter]

       DELAWARE                                          22-2058515
----------------------------------------                ------------------------
[State or other jurisdiction of                         [IRS Employer
  incorporation or organization]                          Identification Number]

62 Broadway, P.O. Box 1332
Pt. Pleasant Beach, New Jersey                           08742
----------------------------------------                ------------------------
[Address of principal executive offices]                [Zip Code]

Issuer's telephone number, including area code:         (732) 295-0350
                                                        ------------------------

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE
                                                                     ----

Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $.01 Par Value
                          ----------------------------
                                (Title of Class)

Check whether the issuer [1] filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months [or for such shorter period that the issuer was required to file such reports], and [2] has been
subject to such filing requirements for the past 90 days. YES X    NO
                                                             ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                      [   ]

The issuer's revenues for the year ended January 25, 2004 totaled $22,283,169.

On March 30, 2004, the aggregate market value of the voting stock of the issuer (consisting of Common Stock, $.01 par value) held by non-affiliates was approximately $3,285,000 based upon the last sale price for such Common Stock on said date in the over-the-counter market as reported by the Pink Sheets LLC. On such date, there were 3,926,116 shares of the issuer's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one)

          YES      NO X
             ---     ---

                            CHEFS INTERNATIONAL, INC.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         (a) BUSINESS DEVELOPMENT - Chefs International, Inc. ("Chefs" or the "Company") was organized under the laws of the State of Delaware in March 1975. The Company currently operates ten restaurants on a year-round basis, eight of which are free-standing seafood restaurants in New Jersey (four) and Florida
(four); one of which is a free-standing Mexican theme restaurant located in Freehold, New Jersey, and one of which is a free-standing restaurant also located in Freehold, New Jersey featuring an eclectic American food menu. Six of the seafood restaurants are operated under the name "Jack Baker's Lobster Shanty, " one under the name "Baker's Wharfside" and one under the name "Mr. Manatee's Casual Grille. " The Mexican theme restaurant is operated under the name "Escondido's Mexican Restaurant. " The eclectic American food restaurant is operated under the name "Moore's Tavern and Restaurant. " The Company opened its first seafood restaurant in November 1978, its Mexican theme restaurant in January 2002 and "Moore's Tavern and Restaurant" in February 2000. (As used herein, the term the "Company" may at times include Chefs and its various subsidiaries.) See "Development Since the Beginning of the Last Fiscal Year" as to the Company's closing in June 2003 of its Mexican theme restaurant located at the Monmouth Mall, in Eatontown, New Jersey and its planned closing during the late spring or summer of calendar year 2004 of one of its Florida seafood restaurants.

         The Company's executive offices are located at 62 Broadway, Point Pleasant Beach, New Jersey 08742. Its telephone number is (732) 295-0350.

DEVELOPMENTS SINCE THE BEGINNING OF THE LAST FISCAL YEAR

RESTAURANT CLOSINGS

         In June 2003, as a result of continuing operating losses at its Monmouth Mall Mexican theme restaurant, the Company closed this restaurant. In connection with the closing, the Company wrote off approximately $230,000 attributable to leasehold improvements and equipment at the restaurant and executed a Surrender Agreement with the Mall owner. Pursuant to the Surrender Agreement, the Company agreed to pay $180,000 in consideration for early cancellation of the restaurant lease. The Company recorded a loss on its financial statements attributable to the closing of this restaurant of $410,024. The Company is attempting to sell the liquor license which it had utilized at this restaurant and which can be used within the Borough of Eatontown in New Jersey. See Note 11 of Notes to the Consolidated Financial Statements included in this Report.

         In the first quarter of calendar year 2004, management decided to sell the Company's Jensen Beach, Florida Lobster Shanty restaurant due to declining sales and a lack of profitability. The Company has executed a contract to sell this restaurant for $900,000. The closing is expected to take place in the second quarter of calendar year 2004. The Company anticipates that it will recognize a gain of approximately $400,000 from this sale. See Note 16 of Notes to the Consolidated Financial Statements.

PROPOSED "GOING PRIVATE" TRANSACTION

         On November 21, 2003, the Company announced that it had received a proposal from the Lombardi Restaurant Group, Incorporated, a newly organized entity owned by Robert M. Lombardi; Anthony M. Lombardi; Joseph S. Lombardi; Michael F. Lombardi and Stephen Lombardi (the "Lombardi Brothers") and their affiliates (collectively the "Lombardi Group") to acquire all of the outstanding shares of Chefs common stock not owned by the Lombardi Group, for a cash purchase price of $1.75 per share. The proposal contemplated that the acquisition would be effected through a merger pursuant to which a newly formed acquisition corporation owned by the Lombardi Group would be merged with the Company and the Company's stockholders other than the members of the Lombardi Group would be paid $1.75 in cash for each share they owned of Chefs common stock.

         The five Lombardi Brothers hold five of the eight seats on the Company's board of directors and Robert M. Lombardi is also chairman of the board. The members of the Lombardi Group collectively own approximately 61% of Chefs' outstanding common stock.

         The proposal was subject to various conditions including the requirement that the Company's board of directors determines and recommends the proposed acquisition price to be fair to the Company's minority stockholders. The board of directors appointed a Special Committee consisting of the three non-Lombardi Brother directors, Nicholas B. Boxter, Kenneth Cubelli and Raymond
L. Dademo, to review and analyze the proposal and to determine whether in their judgment, they deem the proposed acquisition price to be fair to the Company's minority stockholders.

         On January 30, 2004, the Company announced that the Special Committee had retained the investment banking firm of Houlihan Lokey Howard & Zukin Financial Advisors, Inc. to render an opinion to the Committee as to the fairness, from a financial point of view, to the Company's minority stockholders, of the consideration offered by the Lombardi Group.

         On March 8, 2004, the Company announced that the Special Committee, after review with its financial and legal advisors, had voted unanimously to reject the $1.75 per share offer made by the Lombardi Group, concluding that the offer price did not adequately reflect the Company's value.

         On March 15, 2004, the Company announced that the Lombardi Group had increased its purchase offer to $2.50 per share and that the Special Committee, with the assistance of its financial and legal advisors, was in the process of analyzing the new proposal to determine whether in its judgment, the proposed increased purchase price was fair to the Company's minority stockholders.

         On April 19, 2004, the Company announced that the Special Committee, after review with its financial and legal advisors, had voted unanimously to reject this increased offer of $2.50 per share, concluding that the new offer price still did not adequately reflect the Company's value.

         On April 21, 2004, the Company announced that the Lombardi Group had once again increased its purchase offer, this time to $3.00 per share, and that this new proposal was being analyzed by the Special Committee with the assistance of its financial and legal advisors to determine whether in its judgment, the proposed $3.00 purchase price was fair to the Company's minority stockholders.

RESIGNATION OF PRESIDENT, TREASURER, PRINCIPAL EXECUTIVE AND PRINCIPAL FINANCIAL OFFICER

         In April 2004, Anthony C. Papalia, the Company's president, treasurer, principal executive and principal financial officer requested of the board that he be released from his employment contract (due to expire in March 2005) effective at the close of business on June 28, 2004 "...in order to pursue personal  interests...."  The  board  agreed to  release  Mr.  Papalia  from his employment contract at said date and he agreed to a one year non-competition agreement with the Company. No decision has been made as to who will succeed Mr. Papalia as president and principal executive officer but it is anticipated that Martin Fletcher, the Company's controller, will succeed Mr. Papalia as the Company's treasurer and chief financial officer.

SHARE REPURCHASE PROGRAM

         On January 21, 2003, the Company announced a Share Repurchase Program to purchase up to 100,000 shares of Chefs Common Stock over the next twelve months. At the conclusion of the Program, the Company had repurchased an aggregate 40,000 shares of Chefs' Common Stock in the over-the-counter market at a repurchase price of $1.48 per share.

         The Company's Board of Directors believed that Chefs common stock was undervalued in the public market and that the Repurchase Program would constitute an appropriate investment to the benefit of the Company's stockholders. All repurchases were effected at prices per share substantially below the Company's per share book value. The Company utilized available cash reserves to effect each of its stock repurchases.

BANK LOANS

         At January 26, 2003, the Company had a $500,000 revolving line of credit ("L/C line") from First Union Bank (subsequently acquired by Wachovia
Bank), expiring on June 30, 2003 and secured by a first mortgage on its Toms River, New Jersey Lobster Shanty restaurant. No borrowings had been made under the L/C line at said date. The L/C line was renewed in June 2003 and extended to June 30, 2005. During fiscal year 2004 through January 25, 2004, no borrowings were made under the L/C line. All subsequent references to Wachovia Bank shall refer to Wachovia Bank as well as to First Union Bank prior to its acquisition by Wachovia Bank.

         The Company is indebted to Wachovia Bank under a $500,000 Term Loan made in May 2002, the proceeds of which were applied to the repayment of the balance under an outstanding L/C line. Principal payments under the Term Loan are due in amounts varying from $5,000 to $25,000 in the months of March through November through 2007 together with interest at the LIBOR Market Index Rate plus 2%. Indebtedness under the Term Loan is secured by a mortgage on the Company's Toms River, New Jersey Lobster Shanty restaurant. At January 25, 2004, the outstanding principal balance under this Term Loan was approximately $315,000.

         In September 2001, the Company borrowed $600,000 from Wachovia Bank secured by a first mortgage on its Baker's Wharfside restaurant in Point Pleasant Beach, New Jersey and borrowed an additional $600,000 from the Bank secured by a first mortgage on its Jack Baker's Lobster Shanty restaurant in Point Pleasant Beach. Each of these two loans have a ten year maturity providing for annual principal payments of approximately $60,000 commencing in fiscal 2003 together with interest on the unpaid balance at an annual rate of 7.57%. At January 25, 2004, the outstanding principal balance of each of these loans was $477,500.

         The Company applied the $1,200,000 of loan proceeds as part of the $1,300,000 it utilized to renovate, decorate and equip (kitchen, bar, furniture, fixtures) its Escondido's Mexican Restaurant in Freehold, New Jersey which opened in January 2002.

         In May 1998, the Company borrowed $124,000 from Wachovia Bank to partially fund the purchase of property adjoining its Toms River, New Jersey Lobster Shanty restaurant. The loan was repayable in monthly installments of principal with interest at LIBOR plus 2 1/4% through May 2003 and was secured by a first mortgage on the property. At January 26, 2003, approximately $8,300 was outstanding under this loan. This loan was repaid in full during fiscal 2004.

         In October 1998, the Company borrowed $880,000 from Wachovia Bank to fund the $1,100,000 purchase of its Vero Beach, Florida seafood restaurant. This loan is repayable in monthly installments of $8,319 comprised of principal and interest at an annual rate of 7.82% through November 2008 and is secured by a first mortgage on the Vero Beach property. At January 25, 2004, approximately $690,400 was outstanding under this loan (which provides for a $431,429 "balloon" payment in November 2008).

         Repayment of the Company's term loans and of borrowings under its line of credit is guaranteed by each of the Company's subsidiaries.

         Pursuant to its principal Loan Agreements, the Company has agreed to certain affirmative and negative covenants, violation of which without Wachovia Bank's waiver would constitute a default under the Loan Agreements. Included are affirmative covenants by the Company to maintain its properties in good condition and repair; maintain adequate insurance coverage; conduct its business in the manner and at the locations where it is currently being conducted; maintain a Funds Flow Coverage of not less than 1.20 to 1.00; maintain a
Tangible Net Worth at fiscal 2004 year end of not less than $12,600,000 increasing by not less than $50,000 in each subsequent year; maintain a ratio of Senior Liabilities to Effective Tangible Net Worth of not more than .50 to 1.00 measured semi-annually; and maintain liquid assets (cash, time deposits, marketable securities) of not less than $500,000. Also included are negative covenants of the Company not to permit or effect a material change in ownership or in management; not to create or permit certain liens or encumbrances on its assets; not to guarantee third party obligations; and not to retire or otherwise acquire any of its capital stock (without receiving a waiver from the Bank.) The Company received waivers from the Bank for its stock repurchases effected in fiscal years 2001-2003 as well as for its repurchases pursuant to its January 2003 Stock Repurchase Program described above. The Company was in compliance with all material covenants under the Loan Agreements at January 25, 2004. The Company subsequently received a waiver from Wachovia Bank of any claim that the resignation and departure of Anthony C. Papalia at June 28, 2004 as the Company's principal executive and principal financial officer might be deemed a violation of the covenant regarding material change in management.

         (b) BUSINESS OF ISSUER - The Company is engaged in one business; the operation of ten restaurants in New Jersey and Florida on a year-round basis but has decided to close one of the Florida seafood restaurants in the second quarter of calendar 2004.

                              RESTAURANT OPERATIONS

         The Company currently operates ten restaurants on a year-round basis, eight of which are free-standing seafood restaurants in New Jersey (four) and Florida (four); one of which is a free-standing Mexican theme restaurant located in Freehold, New Jersey, and one of which is a free-standing restaurant also located in Freehold, New Jersey featuring an eclectic American food menu. Six of the seafood restaurants are operated under the name "Jack Baker's Lobster Shanty," one under the name "Baker's Wharfside" and one under the name "Mr. Manatee's Casual Grille." The Mexican theme restaurant is operated under the name "Escondido's Mexican Restaurant." The eclectic American food restaurant is operated under the name "Moore's Tavern and Restaurant." The Company opened its first seafood restaurant in November 1978, its Mexican theme restaurant in January 2002 and "Moore's Tavern and Restaurant" in February 2000. See "Developments Since the Beginning of the Last Fiscal Year" as to the Company's closing in June 2003 of its Mexican theme restaurant located at The Monmouth Mall in Eatontown, New Jersey and its planned closing during the second quarter of calendar 2004 of one of its Florida seafood restaurants. The Company's restaurants, all of which are operated on a year-round basis, are as follows:

                                         Date of Opening Under
     Location                            The Company's Management
     --------                            ------------------------

SEAFOOD RESTAURANTS
-------------------

Jack Baker's Lobster Shanty
---------------------------

Vero Beach, Florida                      December 1979
Pt. Pleasant Beach, New Jersey           October 1980
Toms River, New Jersey                   October 1980
Jensen Beach, Florida                    December 1980*
Cocoa Beach, Florida                     September 1981
Hightstown, New Jersey                   December 1981

Baker's Wharfside
-----------------

Pt. Pleasant Beach, New Jersey           October 1980

Mr. Manatee's Casual Grille Restaurant
--------------------------------------

Vero Beach, Florida                      April 2002

ESCONDIDO'S MEXICAN RESTAURANT
------------------------------

Freehold, New Jersey                     January 2002

MOORE'S TAVERN AND RESTAURANT
-----------------------------

Freehold, New Jersey                     February 2000

----------------

* The Company plans to close on its sale of this restaurant during the second quarter of calendar year 2004.

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

         JACK BAKER'S LOBSTER SHANTY RESTAURANTS

         VERO BEACH, FLORIDA - This restaurant, consisting of approximately 6,900 square feet, is free standing in Vero Beach, Florida on the intracoastal waterway, and seats approximately 200. It opened in December, 1979 pursuant to a lease from a partnership, the principal partner of which was the Company's then principal stockholder. During fiscal 1998, the Company constructed an outdoor deck with a bar and dining facilities at this restaurant at a cost of approximately $125,000. At August 31, 1998, the Company was continuing to lease this restaurant on a month-to-month "net" basis at a monthly rental of $10,000 with the Company also paying personal property taxes and insurance thereunder. On that date, the United States Bankruptcy Court for the District of New Jersey ordered the acceptance of the Company's bid of $1,100,000 to purchase the Vero Beach restaurant property from the partnership. On October 30, 1998, the Company completed the purchase of the property for $1,100,000. To fund the purchase, the Company obtained an $880,000 first mortgage loan from its principal lending bank, and paid the balance of the purchase price from working capital. The Company's successful bid was based upon an independent appraisal of the property and was equal to the appraised value. See "Bank Loans" herein as to the repayment terms of this loan.

         During fiscal 2002, the Company was assessed and paid $62,674 as its share for the development by the City of Vero Beach of the Royal Palm Pointe project. This project is a city park development contiguous to the Company's Jack Baker's Lobster Shanty and its Mr. Manatee's restaurants. Among other amenities, it provides municipal parking which the Company believes has enhanced its restaurant business at those locations.

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

         In May 1998, the Company spent $166,000 to purchase a lot and building with a waterfront location adjacent to the Toms River Lobster Shanty. The Company partially funded the purchase price with the bank loan previously described. The Company has obtained the permits and variances necessary for it to develop an outdoor patio dining area with seating for 125 on this site but delayed construction pending resolution of a lawsuit initiated by a neighboring landowner attempting to prevent construction. The landowner's time to appeal from the granting of the permits and variances to the Company has expired. Management assumes there will be no further objection to the Company's construction of the planned patio dining area. As a result of the delay, the board of directors has deferred its decision on whether to proceed with the construction of the patio. If the board determines to proceed in the next several months, the Company estimates the total cost of construction and outfitting at approximately $350,000 for an opening which could take place in fiscal 2006.

         JENSEN BEACH, FLORIDA - This 200 seat restaurant, consisting of approximately 4,500 square feet, is located in a free standing building on the intracoastal waterway in Jensen Beach, Martin County, approximately 50 miles north of Palm Beach. The restaurant has parking for 100 automobiles. Acquired in October 1980 were two lots, the restaurant with furnishings and a liquor license from an unaffiliated party for $975,000. The Company made a $295,000 down payment and paid the balance over a ten year period through September 1990. See "Developments Since the Beginning of the Last Fiscal Year" herein as to the planned closing of the Company's sale of this restaurant in the second quarter of calendar year 2004.

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

         MR. MANATEE'S CASUAL GRILLE RESTAURANT

         VERO BEACH, FLORIDA - This restaurant, consisting of approximately 4,000 square feet, is free standing at 30 Royal Palm Pointe in Vero Beach and seats approximately 165. It has parking for approximately 40 automobiles but there are additional municipal parking spaces available at the contiguous Royal Palm Pointe municipal park. Pursuant to a January 2002 asset purchase agreement, the Company purchased the furnishings, fixtures and equipment, liquor license, goodwill, right to the name and the business of Mr. Manatee's from an unaffiliated third party for $800,000. The Company paid $300,000 of the purchase price from its available cash reserves and borrowed the $500,000 balance (which it repaid in fiscal 2003) under its available Line of Credit. See Note 5 of Notes to the Company's Consolidated Financial Statements as to the write down of the goodwill associated with Mr. Manatee's in the amount of $583,922 as a result of the aggregate capitalization of the Company being less than its book value. This amount is included as an operating expense in the Company's Consolidated Statement of Operations for fiscal 2003. On April 1, 2002, the Company entered into a five year lease of the restaurant property at a monthly rental of $8,000 under a triple "net-net" Lease. The Lease provides the Company with an option to renew the lease for up to three additional five year terms with the rental increasing by ten percent for each additional five-year renewal term. The Lease also provides the Company with the right to purchase the Property for $1,075,000 at the expiration of the initial five year term of the Lease.

         Mr. Manatee's Casual Grille opened under the Company's management on April 1, 2002. It is a casual theme restaurant primarily featuring seafood items, serving lunch meals, dinner meals and sandwiches. To date, the average check at Mr. Manatee's has been approximately 15% to 20% lower than the check average at the Company's other seafood restaurants.

MEXICAN THEME RESTAURANTS

         At January 26, 2003, the Company was operating two Mexican theme restaurants, each under the name "Escondido's Mexican Restaurant." One was a free-standing restaurant located in Freehold, New Jersey. The other was located at The Monmouth Shopping Mall in Eatontown, New Jersey. See "Developments Since the Beginning of the Last Fiscal Year" as to the Company's closing in June 2003 of its Escondido's Mexican Restaurant at The Monmouth Shopping Mall. At January 25, 2004, the Company was operating only one Mexican theme restaurant; its free-standing "Escondido's Mexican Restaurant" in Freehold, New Jersey.

         The Company's Mexican theme restaurant features Mexican cuisine including fajitas, tortillas, burritos and enchiladas with cheese, beef, chicken, pork and seafood fillings. The menus also include appetizers, soups and salads and a limited number of American style offerings such as steaks and burgers. Alcoholic offerings such as margaritas and tequilas complement fruit drinks and other soft drinks.

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

         The lease provides for a minimum annual rental of $90,000 during each year of the initial five-year term, $100,000 during each year of the first five-year renewal period, $112,500 during each year of the second five-year renewal period and $125,500 during each year of the third five-year renewal period. In addition to the minimum annual rental, the Company is also required to pay an amount to Moore's Realty equal to (i) 6% of the total gross sales of food and beverages etc. at the facility in each year (excluding taxes and gratuities) (the "gross annual rental") less (ii) the minimum annual rental for that year. The Company paid the minimum annual rental with respect to fiscal 2004. Moore's Realty has the right to terminate the lease upon twelve months' prior written notice if, for the preceding lease year, the gross annual rental did not exceed the minimum annual rental for that year.

         The Company expended approximately $1,300,000 to renovate, decorate and equip (kitchen, bar, furniture, fixtures) its Escondido's Mexican Restaurant in Freehold, New Jersey. The bulk of the costs were paid from the proceeds of two bank loans from Wachovia Bank aggregating $1,200,000. See "Developments Since the Beginning of the Last Fiscal Year - Bank Loans" in this Item 1. During the renovation of this restaurant, the Company paid an aggregate $15,000 in rents to Moore's Realty with respect to Building B. The Company had no additional cost for the liquor license for these premises, the license being permitted as an expansion of the license on the adjoining "Moore's Tavern and Restaurant."

         See "Moore's Tavern and Restaurant" herein as to the Company's lease of the Building C pad site to provide additional parking for both this restaurant and Moore's Tavern and Restaurant.

MOORE'S TAVERN AND RESTAURANT

         In February 2000, the Company executed a lease with Moore's Realty (whose partners are members of the controlling Lombardi Group and other members of the Lombardi family). The lease was of premises on West Main Street (Route
537) in Freehold, New Jersey (Building A), where an entity affiliated with Moore's Realty, Moore's Inn, Inc. was operating a restaurant and tavern under the name "Moore's Inn." The Company provided consulting services to the operators of Moore's Inn from January 3, 2000 until February 23, 2000 when it executed the following described lease and purchase agreements and commenced to operate the facility under the name "Moore's Tavern and Restaurant."

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

         The lease is a "triple-net" lease pursuant to which the Company will pay real estate taxes, insurance and heating and air conditioning costs. The lease provides for a minimum annual rental of $90,000 during each year of the initial five-year term, $100,000 during each year of the first five-year renewal period, $112,500 during each year of the second five-year renewal period and $125,500 during each year of the third five-year renewal period. In addition to the minimum annual rental, the Company is also required to pay an amount to Moore's Realty equal to (i) 6% of the total gross sales of food and beverages etc. at the facility in each year (excluding taxes and gratuities) (the "gross annual rental") less (ii) the minimum annual rental for that year. For the fiscal year ended January 25, 2004, the gross rental aggregated $149,763. Moore's Realty has the right to terminate the lease upon twelve months' prior written notice if, for the preceding lease year, the gross annual rental did not exceed the minimum annual rental for that year.

         During the lease term, the Company has been granted the exclusive right to the use of the names "Moore's Inn" and "Moore's Tavern" within the State of New Jersey. Moore's Realty has agreed not to operate, lease, rent or permit to be operated as a restaurant or tavern during the lease term, any premises owned, leased or occupied by it or members of the Lombardi family (not presently occupied as such), located within ten miles of Moore's Tavern and Restaurant.

         In connection with the lease, the Company purchased a New Jersey liquor license from Moore's Inn, Inc. for $350,000 and agreed to sell the license back to the Seller or to Moore's Realty at the termination of the lease for the same $350,000. In addition, the Company purchased existing furniture, fixtures and equipment at Moore's Inn from Moore's Inn, Inc. for $250,000 agreeing to leave all of the furniture, fixtures and equipment at the premises "...in good working condition, reasonable wear and tear excepted... " upon termination of the lease.

         The lease of the Moore's Inn and the purchase of the liquor license and the furniture, fixtures and equipment cannot be deemed "arm's length" transactions due to the interest therein of the Lombardi Group and other members of the Lombardi family. The transactions were negotiated for the Company by Anthony C. Papalia, its president and chief executive officer. In negotiating the transactions, Mr. Papalia took into account his experience in similar restaurant leases, the prices at which liquor licenses were sold in neighboring areas (finding such prices to be comparable to the liquor license purchase price paid by the Company) and the condition of the furniture, fixtures and equipment. The bulk of the furniture, fixtures and equipment had been purchased by the Seller during the twelve months ended June 30, 1999 at a price of $621,893. Mr. Papalia and the non-interested directors concluded that the terms of the transaction were fair and in the best interests of the Company.

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

         The Moore's Tavern and Restaurant, consisting of approximately 7,700 square feet, is free standing and is located on West Main Street (Route 537) in Freehold, New Jersey. The restaurant seats approximately 260 (with an outdoor patio for warm weather use that can seat an additional approximately 40 persons) and accommodates parking for approximately 200 automobiles, the parking to be shared with any businesses operated from Building B (now operated by the Company as an Escondido's Mexican Restaurant), and proposed Building C. See "Building Pad C Parking Lot" as to the Company's leasing of the Building C pad site to provide additional parking for patrons of its two Freehold, New Jersey restaurants. The tavern portion of this restaurant is of an historic nature having been initially constructed in the late 18th century and owned by an officer in the American Revolutionary Army. The entire restaurant is decorated in a revolutionary period decor.

         The Moore's Tavern and Restaurant is open for lunch and dinner on a year-round basis. It features an eclectic American food menu offering sandwiches, burgers, steak and other meats, chicken and fish, potatoes, vegetables and desserts, and alcoholic beverages.

BUILDING PAD C PARKING LOT

         In connection with the February 2000 execution of the lease of Moore's Inn to the Company, Moore's Realty agreed not to sell or lease a building
("Building B") adjacent to Moore's Inn or the nearby pad site for a proposed building ("Building C") to a third party for a period of one year. Moore's Realty also agreed that if during the initial one-year period, the Company entered into an agreement to purchase or lease Building B, it would not sell or lease the Building C pad site to anyone other than the Company for an additional one-year period. In October 2001, the Company leased Building B from Moore's Realty and in January 2002, opened its Mexican theme restaurant in Building B under the name "Escondido's Mexican Restaurant."

         In September 2002, the Company leased the Building C pad site from Moore's Realty for use as a parking lot for its Freehold, New Jersey Moore's Tavern and Restaurant and its Escondido's Mexican Restaurant. The lease is for a five-year term through January 2007 and contains provisions for three consecutive five-year renewals at the Company's option. Either party has the right to terminate the lease upon twelve (12) months written notice after conclusion of the initial five (5) year term provided that if the Landlord elects to terminate the lease, it must offer the Tenant the right to lease an adjoining paved parking area sufficient to park at least fifty (50) automobiles on terms and conditions similar to those contained in the lease. The lease also provides that if the Company is leasing either Building A (Moore's Tavern and Restaurant) or Building B (Escondido's Mexican Restaurant) at the time of termination by Moore's Realty, Moore's Realty will not permit a restaurant to be developed on the Building C pad site.

         The lease is a "triple-net" lease pursuant to which the Company pays real estate taxes, insurance, electricity charges, snow and ice removal, cleaning and maintenance. The lease provides for a minimum rent at an annual rate of $40,000 during each year of the initial five-year term, $44,000 during each year of the first five-year renewal period; $50,000 during each year of the second five-year renewal period and $55,000 during each year of the third five-year renewal period. In addition to the minimum annual rent, the Company is required to pay an amount to Moore's Realty equal to (i) 1% of the total gross sales of the food and beverages etc. at the Moore's Tavern and Restaurant and at the Escondido's Mexican restaurant in each year (excluding taxes and gratuities) (the "gross annual rent"), less (ii) the minimum annual rent for such year. During fiscal 2003, the Company installed curbing, paving and other improvements to the site at a cost of approximately $134,000. The site now provides parking for approximately 65 automobiles for patrons of the two Freehold restaurants. Moore's Realty has agreed to reimburse the Company's costs. Moore's Realty reimbursement obligation will be applied as a credit against the minimum rent and the gross annual rent, if any, due under the lease.

         The lease for the Building C pad site cannot be deemed as an "arm's length" transaction due to the interest therein of the Lombardi Group and other members of the Lombardi family. The lease was negotiated for the Company by Anthony C. Papalia, its president and chief executive officer. Mr. Papalia and the non-interested directors concluded that the terms of the transactions were fair and in the best interests of the Company.

SOURCES OF FOOD PRODUCTS

         The food products used by the Company in the operation of its seafood restaurants, its Moore's Tavern and Restaurant and its Escondido's Mexican Restaurant are readily available from a variety of sources including national distributors and local sources on an order basis when needed.

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

TRADEMARKS

         The Company has no patents, trademarks, licenses, franchises or concessions which it regards as material to its restaurant business with the exception of the service mark "Jack Baker's Lobster Shanty" registered for a 20 year period with the U.S. Patent and Trademark Office in February, 1989, and its rights to use of the names "Moore's Inn" and "Moore's Tavern" as described above. The Company also believes its use of the service mark "Escondido's Mexican Restaurant" is material to its restaurant business. The Company applied to the United States Commissioner of Trademarks and effective September 2002, obtained registration of the service mark "Escondido's Mexican Restaurant."

COMPETITION

         The restaurant business is highly competitive and the success of any restaurant depends to a great extent upon the services it supplies and its location. The Company's seafood restaurants compete primarily with other local seafood restaurants and to a lesser extent, with local restaurants serving a more general fare. The principal national competition to the Company's seafood restaurants is the Red Lobster restaurant chain. This chain has substantially greater resources than the Company. The Company's Florida seafood restaurants also face competition from Shells seafood restaurants operating in their area. There are other restaurants in the vicinity of the location where the Company is now operating its Escondido's Mexican Restaurant, all of which supply competition to the Company's Mexican theme restaurant. In addition, there are other Mexican style restaurants including an outlet of Chevy's, a national chain, in the area. The Moore's Tavern and Restaurant faces competition from local restaurants as well as from national chains including TGI Fridays and Chili's restaurants in the area. Typical "chain" competitors to all of the Company's restaurants, which are affiliated with better established and more prominent national chains, are Ruby Tuesdays and TGI Fridays. There can be no assurance that the Company's units will be able to successfully compete with any of such other restaurants.

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

EMPLOYEES

         The Company maintains its administrative employees at its executive offices including its principal officers (see "Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act"), secretarial and bookkeeping personnel. Each of the Company's seafood restaurant units employs a general manager, two assistant managers and between 40 and 130 other employees to serve as waitresses, waiters, busboys, bartenders, cooks, dishwashers, kitchen help, hostesses and cashiers (some on a part-time basis). The Company's Escondido's Mexican Restaurant in Freehold, New Jersey employs between 30 and 60 employees and its Moore's Tavern and Restaurant employs approximately 60 employees, in each case serving similar functions. The Company also presently employs three area supervisors, each responsible for certain of the Company's restaurants. Managerial candidates are recruited for the Company's restaurants from hotel and restaurant management schools, restaurant recruiting agencies, through advertising in restaurant management magazines and by promotion from within the Company's own organization. At January 25, 2004, the Company had approximately 550 employees (including part-time workers). The Company is not a party to any collective bargaining agreements and has enjoyed satisfactory employee relations since inception.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the quarter ended January 25, 2004.












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

                                                    Bid Prices
            Quarter                        --------------------------
            Ended                            High              Low
            -----                            ----              ---

            April 26, 2002                  $ 2.10            $ 1.42
            July 26, 2002                     1.72              1.42
            October 25, 2002                  1.46              1.33
            January 24, 2003                  1.50              1.35

            April 27, 2003                    1.42              1.35
            July 27, 2003                     1.38              1.35
            October 26, 2003                  1.40              1.38
            January 25, 2004                  1.85              1.40

         The above quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. They do not necessarily represent actual transactions.

         At January 25, 2004, the number of record holders of the Common Stock was 6,345. Such number of record holders was determined from the Company's shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

         The Company did not sell any of its equity securities during the fiscal year ended January 25, 2004.

ITEM 6.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OR PLAN OF OPERATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Certain statements regarding future performance in this Annual Report on Form 10-KSB constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company's actual results and could cause those results to differ materially from the forward-looking statements. Such factors include, but are not limited to, changing market conditions, weather, the state of the economy, substantial increases in insurance costs, the impact of competition to the Company's restaurants, pricing and acceptance of the Company's food products. In addition, the Company's performance may be adversely affected if it is unable to find a satisfactory successor to its president and principal executive officer, Anthony
C. Papalia, who is leaving the Company's employ at the end of June 2004.

FINANCIAL REPORTING

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

         Depreciation and Amortization: The Company depreciates its property and equipment and amortizes its definite life intangible assets using straight-line methods over the estimated useful lives of the assets. As discussed in Note 4 to the Consolidated Financial Statements, on January 28, 2002 the Company adopted a new accounting standard. This new standard required an initial impairment assessment involving a comparison of the fair value of goodwill and other intangible assets to their current carrying value. Upon adoption, the Company recorded a loss for the cumulative effect of an accounting change of $430,403. The loss, attributable to a write-down of goodwill, was based solely on the fact that the aggregate market capitalization of the Company was less than its book value. The Company is also required to conduct annual reviews of goodwill and liquor licenses for potential impairment. The Company's fiscal 2003 annual impairment test required the Company to write down the goodwill associated with its April 2002 acquisition of Mr. Manatee's Casual Grille (see Note 5 to the Consolidated Financial Statements). Again, the write down was solely the result of the market capitalization of the Company being less than its book value. The write down of goodwill associated with Mr. Manatee's Casual Grille of $583,922 is included as an operating expense in the fiscal 2003 Statement of Operations. The Company has also tested for impairment of its other definite and indefinite life intangible assets and no impairment charges were necessary during fiscal 2003 or fiscal 2004.

         Income Taxes: The Company accounts for income taxes in accordance with statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between book and tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The recognition of the deferred tax assets is based on management's best assumptions and estimates of future income. A valuation allowance is recorded when management determines that it is more likely than not that some portion of the deferred tax assets will not be realized. These assumptions and estimates will be periodically reviewed and, if needed, adjustments will be made as required. During fiscal 2004, the Company determined that sales of certain of its tangible and intangible assets will result in sufficient taxable income so that a valuation allowance against the deferred tax assets is no longer warranted.

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

         The Company currently operates ten restaurants on a year-round basis. See Item 1, "Developments Since the Beginning of the Last Fiscal Year" as to the Company's closing of one of its restaurants, its Escondido's Mexican Restaurant in the Monmouth Mall, in June 2003, and as to the planned sale of its Lobster Shanty Restaurant in Jensen Beach, Florida during the second quarter of calendar 2004. The Company opened its first seafood restaurant in November 1978 and currently has seven free-standing seafood restaurants in New Jersey and Florida operating under the names "Jack Baker's Lobster Shanty" or "Baker's Wharfside." The Company opened its first Mexican theme restaurant, located in New Jersey, in April 1996, under the name "Garcia's." In February 2000, the Company commenced the operation of the ninth restaurant, Moore's Tavern and Restaurant, ("Moore's"), a free-standing restaurant in Freehold, New Jersey serving an eclectic American food type menu. On January 29, 2002, the Company commenced operation of its tenth restaurant, Escondido's Mexican Restaurant ("Freehold"), a Mexican theme restaurant located in Freehold, New Jersey, adjacent to Moore's. On February 1, 2002, Garcia's began to operate under the trade name Escondido's ("Monmouth"). On April 1, 2002, the Company acquired the operations of an eleventh restaurant, Mr. Manatee's Casual Grille ("Manatee's"), a casual theme restaurant primarily featuring seafood items, located in Vero Beach, Florida near the Company's Vero Beach, Florida Lobster Shanty. The closing of the Escondido's (Monmouth) restaurant during the second quarter of calendar year 2003, has reduced the number of restaurants operated by the Company to ten.

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

         The Company operated eleven restaurants during the year ended January 26, 2003.

      The statements of operations are comprised of a 52-week period for both the year ended January 25, 2004 ("fiscal 2004") and the year ended January 26, 2003 ("fiscal 2003").

RESULTS OF OPERATIONS

SALES.

         Sales for the year ended January 25, 2004 were $22,283,200, a decrease of $670,700 or 2.9%, as compared to $22,953,900 for the year ended January 26, 2003. Increased sales of $509,000 for the year at Manatee's, which opened on April 1, 2002 and therefore, was in operation during ten months of last year as compared to twelve months of operation this year, were offset by decreased sales of $599,400 at the Monmouth Escondido's which was closed in June 2003. The other nine restaurants combined had decreased sales of $580,300 or 2.8% versus last year. The three Florida restaurants that operated during the comparable periods realized increased sales of $36,100 or .6% versus last year despite the continued softness in air travel, including a substantial reduction in foreign visitation and the Columbia Space Shuttle tragedy which negatively impacted the Cocoa Beach location. The six New Jersey restaurants had lower sales of $616,400 or 4.2% compared to last year primarily due to the dismal winter weather that included a major snow storm over the Valentine's/Presidents' Day weekend and an extremely rainy summer, whereby beginning with the Memorial Day holiday, it rained ten out of eleven weekends. Additionally, traffic at all of the restaurants was negatively impacted by the slow economy, terrorism concerns post 9/11 and the Iraq war. However, both the Florida and New Jersey restaurants realized positive sales gains in the third and fourth quarters in fiscal 2004 due to favorable weather and a positive uptick in the national economy. The number of customers served in the nine restaurants which operated during the comparable periods, fell by 4.6% while the average check paid per customer increased by 1.9% versus last year. The check average at Manatee's is less than at the other nine restaurants and is less than it was last year due to the introduction of lower priced dinner specials.

GROSS PROFIT; GROSS MARGIN.

         Gross profit was $15,248,300 or 68.4% of sales for fiscal 2004 compared to $15,802,700 or 68.8% for fiscal 2003. The primary reasons for the decline were the substantial increase in the cost of beef and the closing of the Monmouth Escondido's restaurant with its lower cost Mexican fare.

OPERATING EXPENSES.

         Total operating expenses decreased by 5.9% from $16,286,300 for fiscal 2003 to $15,318,500 for fiscal 2004. Payroll and related expenses were 31.1% of sales for fiscal 2004 compared to 32.2% of sales for fiscal 2003. The improvement is directly attributable to productivity improvements at the restaurants and lower health and worker's compensation insurance costs. Other operating expenses were 22.2% of sales for fiscal 2004 compared to 22.4% of sales for fiscal 2003 primarily attributable to higher occupancy costs due to increases in real estate taxes and rent costs offset by decreases in costs directly attributable to the closing of the Monmouth Escondido's in June 2003.

         Depreciation and amortization expenses in fiscal 2004 were lower by approximately $76,600 versus last year despite the inclusion for the entire year of depreciation expenses associated with the purchase of furniture, fixtures and equipment of Manatee's due to the expiration of fully depreciated assets at the other restaurants and the closing of Monmouth in fiscal 2004.

         General and administrative expenses for fiscal 2004 were lower by approximately $71,300 versus last year due primarily to reductions in salaries and payroll taxes, an approximate $10,000 settlement with an insurance carrier pertaining to a business interruption claim stemming from the closure of the main access road near the Cocoa Beach, Florida restaurant due to security concerns at the nearby Air Force base subsequent to 9/11/01, and lower insurance costs of approximately $32,500. Salaries for fiscal 2004 included $51,000 attributed to the Company's Executive Incentive Bonus Plan ("Bonus Plan") (see
note 8
to the Consolidated Financial Statements), while salaries in fiscal 2003 attributed to the Bonus Plan were $32,900.

         As a result of continuing operating losses at its Monmouth Mall Mexican theme restaurant (see Note 11 to the Consolidated Financial Statements), management decided to close this restaurant. On April 30, 2003, management executed a Surrender Agreement with the mall landlord to terminate the lease prior to its expiration date at a total cost of $180,000 and agreed to give the landlord an option to purchase the restaurant's liquor license at a specified price until October 31, 2003, subsequently extended to March 15, 2004, after which the liquor license could be sold to any independent purchaser. On March 15, 2004, the Company paid $120,000 to the mall landlord, representing the balance due as per the Surrender Agreement and the landlord declined to purchase the liquor license. Management is currently in the process of marketing the liquor license to all interested parties. Management believes that the net proceeds from the sale of the liquor license will exceed the $180,000 paid to the landlord for the early termination of the lease. However, any gain on the sale of the liquor license will not be recognized until realized. The Company's Monmouth Mall Mexican theme restaurant was closed in June 2003 and the Company recorded a loss of approximately $410,000 on the closing which included the early termination fee of $180,000 and disposal of unusable assets.

OTHER INCOME AND EXPENSE.

         Interest expense was $19,000 lower in fiscal 2004 due to debt reduction and lower interest rates which reduced the interest expense on the Company's variable debt. During the second quarter of fiscal 2004, the Company's $500,000 bank line of credit was renewed for two years at a variable interest rate equal to the monthly LIBOR Market Index Rate plus 2%. The entire $500,000 is currently available for use through June 2005. Investment income was $45,500 higher in fiscal 2004 due to an increase of $64,000 in capital gains realized on the sale of investments (see Note 6 to the Consolidated Financial Statements).

NET INCOME (LOSS).

         For the year ended January 25, 2004, the Company realized net income of $39,000 or $.01 per share compared to a net loss, before a $430,400 charge for a cumulative effect of accounting change (see Note 4 to the Consolidated Financial Statements), of $683,900 or $.17 per share for the year ended January 26, 2003. Net income for the current year includes a charge of $410,000 for the loss on closing the Monmouth restaurant (see Note 10 to the Consolidated Financial Statements) and a credit of $57,000 for income taxes (see Note 14 to the Consolidated Financial Statements). The loss in fiscal 2003 included a $583,900 charge for the write down of the Manatee restaurant's goodwill (see Note 5 to the Consolidated Financial Statements).

Liquidity and Capital Resources.

         The Company has financed its operations primarily from revenues derived from its restaurants.

         The Company's ratio of current assets to current liabilities was 2.56:1 at January 25, 2004, compared to 1.98:1 at January 26, 2003. Working capital was $3,686,800 at the end of fiscal 2004, an increase of $1,595,000 versus the prior year. During fiscal 2004, there was an increase in cash of $341,000. Net cash provided from operating activities was $1,402,000. The primary components were net income, after adjustment for depreciation, deferred income taxes, and a loss on closing of the Monmouth Escondido's restaurant, of $1,502,300; an increase in inventories of $111,100 primarily related to bulk purchases of shrimp to take advantage of market conditions; an increase in prepaid expenses of $90,000 primarily related to a different financing plan for the Company's property and casualty insurance program; an increase in the current portion of the Company's deferred tax assets based on the amount expected to be utilized in fiscal 2005; and an increase of $120,400 in accounts payable due to increased sales in January and the inventory purchases.

         Investing activities during fiscal 2004 resulted in a net cash outflow of $732,300. Capital expenditures were $449,100, including approximately $31,400 to renovate the bar at the Escondido's restaurant in Freehold, and the balance of approximately $417,700 for routine restaurant improvements. Other investing activities included the purchase of various investments totaling $534,300 offset by $453,100 realized from the proceeds of maturing certificates of deposit and the sale of investments which resulted in a realized gain of $69,200. At January 25, 2004, the fair value of the Company's holdings of available-for-sale securities resulted in net unrealized gains of $183,800 (see Note 1 to the Consolidated Financial Statements), primarily due to the resurgent stock market. The resulting gains are reported in stockholder's equity as a component of accumulated other comprehensive income.

         Financing activities for fiscal 2004 resulted in a net cash outflow of $328,700 and included debt repayment of $271,500 and treasury stock purchases of $59,200 (see Note 12 to the Consolidated Financial Statements) to repurchase 40,000 shares of the Company's outstanding stock pursuant to a December 2002 Stock Repurchase Plan authorized by the Board of Directors.

         During fiscal 2003, net cash decreased by $338,200. Net cash provided from operating activities was $1,261,100. The primary components were net income, after adjustment for depreciation and deferred income taxes, a cumulative effect of an accounting change and the goodwill impairment loss, of $1,283,900; an increase in miscellaneous receivables of $117,300 due to the construction of a paved parking area for the two Freehold, New Jersey restaurants (see Note 10 to the Consolidated Financial Statements); an increase of $90,000 in accrued expenses and other liabilities resulting from an increase of $50,300 in the amount of unredeemed gift certificates and an increase of $30,300 in accrued health insurance costs. Investing activities for fiscal 2003 resulted in a net outflow of $1,736,600. Capital expenditures were $1,916,200 with the major components including $417,100 associated with the renovation at the Escondido's restaurant in Freehold, $893,500 for the purchase of assets for the Manatee's restaurant, and $605,600 for restaurant improvements and Company vehicles. Other investing activities included the purchase of various investments totaling $244,100 offset by $409,800 primarily from the proceeds from maturing certificates of deposit. Financing activities in fiscal 2003 generated a net cash flow of $137,300 and included debt repayment of $362,700 and bank loan proceeds of $500,000 which were used to partially finance the purchase of assets for the Manatee's restaurant.

         At the end of fiscal 2004, the Company was in compliance with all of the financial covenants under its loan agreements with its primary bank, Wachovia Bank, National Association. The Company was also in full compliance at the year ended January 26, 2003.

RECENT DEVELOPMENTS

         In February 2004, the Company entered into a contract to sell the restaurant and property located in Jensen Beach, Florida for $900,000 to an unrelated party. The closing is anticipated to occur during the second quarter of fiscal 2005 and should result in a gain of approximately $400,000.

         In March 2004, the Company paid $120,000 to the Monmouth Mall ("Mall") representing the balance due as per terms of the Lease Surrender Agreement the Company executed in April 2003 to terminate its lease with the Mall associated with the operations of the Escondido's Monmouth restaurant which was closed in June 2003. The Mall declined to exercise its right to purchase the Escondido's liquor license and the Company is currently marketing the license for sale to all interested parties.

         In April 2004, management negotiated the annual renewals for group health ("health") and property and casualty ("property") insurance coverages. The health plan was renewed at an increase of approximately 8.5% versus the prior year. The property plan coverage was renewed at an overall decrease of approximately 6 % reflecting a softening in the insurance market.

         Management anticipates that funds from operations will be sufficient to meet the Company's obligations in fiscal 2005, including projected capital expenditures of $485,000.



INFLATION

         It is not possible for the Company to predict with any accuracy the effect of inflation upon the results of its operations in future years. In general, the Company is able to increase menu prices to counteract the majority of the inflationary effects of increasing costs with the exception of the substantial increase in insurance costs that the Company has had to absorb over the last several years.


ITEM 7.   FINANCIAL STATEMENTS





CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

Financial Report

January 25, 2004

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

   Consolidated Balance Sheet                                              F-2-3

   Consolidated Statements of Operations                                     F-4

   Consolidated Statements of Stockholders' Equity                           F-5

   Consolidated Statements of Cash Flows                                     F-6

   Notes to Consolidated Financial Statements                             F-7-19

--------------------------------------------------------------------------------

[LETTERHEAD OF MCGLADREY & PULLEN]




INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Chefs International, Inc. and Subsidiaries
Point Pleasant, New Jersey


We have audited the accompanying consolidated balance sheet of Chefs International, Inc. and subsidiaries as of January 25, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two fiscal years in the period ended January 25, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chefs International, Inc. and subsidiaries as of January 25, 2004, and the results of their operations and their cash flows for each of the two fiscal years in the period ended January 25, 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets," effective January 28, 2002.


                                                     /s/ MCGLADREY & PULLEN, LLP


New York, New York
March 25, 2004





McGladrey & Pullen, LLP is an
independent  member firm of RSM
International, an affiliation of
independent accounting and
consulting firms.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
JANUARY 25, 2004


--------------------------------------------------------------------------------

ASSETS

Current Assets:
     Cash and cash equivalents                                      $  1,410,899
     Available-for-sale securities                                     2,435,090
     Miscellaneous receivables                                            79,076
     Receivable -- related party                                          40,000
     Inventories                                                       1,240,054
     Deferred income taxes                                               654,000
     Prepaid expenses and other                                          197,976
                                                                    ------------

             TOTAL CURRENT ASSETS                                      6,057,095
                                                                    ------------


Property and Equipment, at cost                                       20,076,717
     Less: Accumulated depreciation                                    8,714,945
                                                                    ------------

             PROPERTY AND EQUIPMENT, NET                              11,361,772
                                                                    ------------

Other Assets:
     Asset held for sale                                                  50,181
     Receivable -- related party                                          38,523
     Intangibles                                                         879,712
     Equity in life insurance policies                                   641,024
     Deferred income taxes                                               370,000
     Other                                                               138,656
                                                                    ------------

             TOTAL OTHER ASSETS                                        2,118,096
                                                                    ------------

                                                                    $ 19,536,963
                                                                    ============



See notes to consolidated financial statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

JANUARY 25, 2004


--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Notes and mortgages payable, current maturities               $    266,346
     Accounts payable                                                   822,590
     Accrued payroll                                                    124,293
     Accrued expenses                                                   633,863
     Gift certificates                                                  523,167
                                                                   ------------

             TOTAL CURRENT LIABILITIES                                2,370,259
                                                                   ------------


Notes and Mortgages Payable                                           1,694,092
                                                                   ------------

Other Liabilities:
     Accrued retirement                                                 589,720
     Interest rate swap agreements                                      149,602
                                                                   ------------

             OTHER LIABILITIES                                          739,322
                                                                   ------------

Stockholders' Equity:
     Capital stock -- common $.01 par value,
         Authorized 15,000,000 shares,
         Issued and outstanding 3,926,116                                39,261
     Additional paid-in capital                                      31,488,831
     Accumulated deficit                                            (16,815,013)
     Accumulated other comprehensive income                              20,211
                                                                   ------------

             TOTAL STOCKHOLDERS' EQUITY                              14,733,290
                                                                   ------------

                                                                   $ 19,536,963
                                                                   ============



See notes to consolidated financial statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JANUARY 25, 2004 AND JANUARY 26, 2003

                                                                                 2004                2003
---------------------------------------------------------------------------------------------------------------

Sales                                                                       $   22,283,169      $   22,953,925


Cost of Goods Sold                                                               7,034,878           7,151,181
                                                                           ----------------    ----------------

         GROSS PROFIT                                                           15,248,291          15,802,744
                                                                           ----------------    ----------------

Operating Expenses:
     Payroll and related expenses                                                6,924,219           7,390,019
     Other operating expenses                                                    4,956,505           5,136,653
     Depreciation and amortization                                               1,116,291           1,192,910
     General and administrative expenses                                         1,911,472           1,982,785
     Loss on closing restaurant                                                    410,024                  --
     Goodwill impairment loss                                                           --             583,922
                                                                           ----------------    ----------------

         TOTAL OPERATING EXPENSES                                               15,318,511          16,286,289
                                                                           ----------------    ----------------

         (LOSS) FROM OPERATIONS                                                    (70,220)           (483,545)
                                                                           ----------------    ----------------

Other Income (Expense):
     Interest expense                                                             (159,042)           (178,041)
     Investment income                                                             211,259             165,719
                                                                           ----------------    ----------------

         OTHER INCOME (EXPENSE), NET                                                52,217             (12,322)
                                                                           ----------------    ----------------

         (LOSS) FROM OPERATIONS BEFORE INCOME TAXES                                (18,003)           (495,867)


Provision (Credit) for Income Taxes                                                (57,000)            188,082
                                                                           ----------------    ----------------

         INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE             38,997            (683,949)

Cumulative Effect of an Accounting Change -- Goodwill
     Accounting Method                                                                  --            (430,403)
                                                                           ----------------    ----------------

         NET INCOME (LOSS)                                                  $       38,997      $   (1,114,352)
                                                                           ================    ================

Income (Loss) Per Common Share Before Cumulative Effect
     of an Accounting Change                                                $         0.01      $        (0.17)



Cumulative Effect of an Accounting Change -- Goodwill
     Accounting Method                                                                  --               (0.11)
                                                                           ----------------    ----------------

Basic and Diluted Income (Loss) Per Common Share                            $         0.01      $        (0.28)
                                                                           ================    ================



See notes to consolidated financial statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JANUARY 25, 2004 AND JANUARY 26, 2003

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                Accumulated
                                                        Capital     Additional                     Other                  Total
                                             Number      Stock       Paid-in      Accumulated  Comprehensive Treasury  Stockholders'
                                           of Shares    Par Value    Capital        Deficit    Income (Loss)  Stock       Equity
                                          ------------ ---------- -------------- ------------- ------------- -------- --------------

Balance at January 28, 2002                 3,969,508   $ 39,695   $ 31,549,492   $(15,739,658)  $ (89,199)  $(3,885)  $ 15,756,445
                                                                                                                       ------------

Comprehensive (Loss):
 Net loss                                        --         --             --       (1,114,352)       --        --       (1,114,352)

 Net unrealized (loss) on available-for-
     sale securities arising during period,
     net of $58,000 of taxes                     --         --             --             --      (186,273)     --         (186,273)

 Reclassification adjustment for gains
     realized on available-for-sale
     securities                                  --         --             --             --        (3,244)     --           (3,244)

 Change in fair value of derivatives
     accounted for as hedges, net of
     $31,000 of taxes                            --         --             --             --      (100,556)     --         (100,556)
                                                                                                                       ------------

 TOTAL COMPREHENSIVE LOSS                         --         --             --             --          --        --      (1,404,425)
                                                                                                                       ------------

Fractional shares conversion                       32       --             --             --          --        --             --
                                           ----------   --------   ------------   ------------   ---------   -------   ------------

BALANCE AT JANUARY 26, 2003                 3,969,540     39,695     31,549,492    (16,854,010)   (379,272)   (3,885)    14,352,020
                                                                                                                       ------------

Comprehensive Income:
 Net income                                      --         --             --           38,997        --        --           38,997

 Net unrealized gains on available-for-
     sale securities arising during period,
     net of $109,000 of taxes                    --         --             --             --       425,282      --          425,282

 Reclassification adjustment for gains
     realized on available-for-sale
     securities, net of $14,000 of taxes         --         --             --             --       (55,175)     --          (55,175)

 Change in fair value of derivatives
     accounted for as hedges, net of
     $8,000 of taxes                             --         --             --             --        29,376      --           29,376
                                                                                                                       ------------

 TOTAL COMPREHENSIVE INCOME                       --         --             --             --          --        --         438,480
                                                                                                                       ------------

Stock repurchase program                      (40,000)      (400)       (58,800)          --          --        --          (59,200)
                                                                                                                       ------------

Retirement of treasury stock                   (3,550)       (36)        (3,849)          --          --       3,885           --
                                                                                                                       ------------

Fractional shares conversion and other            126          2          1,988           --          --        --            1,990
                                           ----------   --------   ------------   ------------   ---------   -------   ------------

BALANCE AT JANUARY 25, 2004                 3,926,116   $ 39,261   $ 31,488,831   $(16,815,013)  $  20,211   $  --     $ 14,733,290
                                           ==========   ========   ============   ============   =========   =======   ============



See notes to consolidated financial statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 25, 2004 AND JANUARY 26, 2003

                                                                                                     2004                   2003
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities:
    Net income (loss)                                                                            $    38,997            $(1,114,352)
    Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
          Depreciation and amortization                                                            1,116,291              1,192,910
          Deferred income taxes                                                                      (63,000)               191,000
          Gain on sale of investments                                                                (69,175)                (5,154)
          Loss on closing of restaurant                                                              410,024                   --
          Cumulative effect of an accounting change                                                     --                  430,403
          Goodwill impairment loss                                                                      --                  583,922
          Changes in assets and liabilities:
             (Increase) decrease in:
                Miscellaneous receivables                                                             22,137               (117,268)
                Inventories                                                                         (111,062)                39,672
                Prepaid expenses                                                                     (89,988)                73,471
             Increase (decrease) in:
                Accounts payable                                                                     120,357                (53,109)
                Accrued expenses and other liabilities                                                27,421                 90,041
                Income taxes payable                                                                    --                  (50,394)
                                                                                                 -----------            -----------

             NET CASH PROVIDED BY OPERATING ACTIVITIES                                             1,402,002              1,261,142
                                                                                                 -----------            -----------

Cash Flows From Investing Activities:
    Purchase of property and equipment                                                              (449,129)            (1,022,694)
    Closing of restaurant                                                                            (60,000)                  --
    Acquisition of restaurant assets                                                                    --                 (893,536)
    Sale and redemption of investments                                                               453,066                409,820
    Purchase of investments                                                                         (534,343)              (244,087)
    Equity in life insurance policies                                                                (38,202)               (12,960)
    Other                                                                                           (103,652)                26,856
                                                                                                 -----------            -----------

             NET CASH (USED IN) INVESTING ACTIVITIES                                                (732,260)            (1,736,601)
                                                                                                 -----------            -----------

Cash Flows From Financing Activities:
    Proceeds from debt                                                                                  --                  500,000
    Repayment of debt                                                                               (271,490)              (362,746)
    Purchase and retirement of treasury stock                                                        (59,200)                  --
    Other                                                                                              1,990                   --
                                                                                                 -----------            -----------

             NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                    (328,700)               137,254
                                                                                                 -----------            -----------

             NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    341,042               (338,205)

Cash and Cash Equivalents:
    Beginning                                                                                      1,069,857              1,408,062
                                                                                                 -----------            -----------

    Ending                                                                                       $ 1,410,899            $ 1,069,857
                                                                                                 ===========            ===========

Supplemental Disclosure of Cash Flow Information:
    Cash payment for:
       Interest                                                                                  $   160,453            $   178,753
                                                                                                 ===========            ===========

       Income taxes                                                                              $     4,000            $    34,273
                                                                                                 ===========            ===========

Noncash Transactions:
    Increase (decrease) in fair value of securities available for sale                           $   465,107            $  (247,517)
                                                                                                 ===========            ===========

    Change in fair value of derivatives accounted for as hedges                                  $    29,576            $  (100,556)
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

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.       NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business:

         Chefs International, Inc. and its subsidiaries (the "Company") operate ten restaurants. Seven of these restaurants are seafood restaurants, located in New Jersey and Florida, generally under the trade name, "Lobster Shanty". The Company also operates Escondido's Mexican Restaurant, Moore's Tavern and Restaurant, an eclectic American restaurant, and Mr. Manatee's Casual Grille, a casual theme restaurant primarily featuring seafood items. Escondido's and Moore's Tavern are located in New Jersey; Mr. Manatee's is located in Florida. Segment information is not presented since all of the Company's revenue is attributable to a single reportable segment.

         Principles of Consolidation:

         The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

         Concentrations of Credit Risk:

         The Company maintains cash balances at several financial institutions in New Jersey and Florida. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 at each financial institution. Uninsured cash balances at January 25, 2004 totaled approximately $1,293,000.

         Cash and Cash Equivalents:

         Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.

         Available-for-Sale Securities:

         At January 25, 2004, available-for-sale securities consist of convertible bonds, mutual funds, and equity securities. Available-for-sale securities are carried at fair value with unrealized gains or losses reported in a separate component of stockholders' equity. Realized gains or losses are determined based on the specific identification method.

         Revenue Recognition:

         Sales from restaurants are recognized as revenue at the point of the delivery of meals and services. Gift certificates are sold in the ordinary course of business. Proceeds from gift certificate sales are recorded as deferred revenue at the time a gift certificate is sold and are not recognized as revenue until a gift certificate is redeemed.

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

         For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit (including goodwill) to the reporting unit's fair value. If the reporting unit's estimated fair value exceeds the reporting unit's carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed the unit's carrying value, then an additional analysis is performed to allocate the fair value of the reporting unit to all of the assets and liabilities of the reporting unit. If the excess of the fair value of the reporting unit over the fair value of the identifiable assets and liabilities is less than the carrying value of the unit's goodwill, an impairment charge is recorded.

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

         Impairment of Long-Lived Assets: (Continued)

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

         Derivative Financial Instruments:

         The Company's interest rate swap agreements are recognized on the balance sheet at their value. On the date the derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability "cash flow" hedge. Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as - a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).

         The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedged transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific assets and liabilities on the balance sheet or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below.

         The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item (including forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is designated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; or (4) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.       NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

         Derivative Financial Instruments (Continued):

         When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with subsequent changes in its fair value recognized in current-period earnings.

         Advertising:

         The Company expenses advertising costs as incurred. Advertising costs for fiscal 2004 and 2003 were $516,679 and $593,055, respectively.

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

         Accounting for Consolidation of Variable Interest Entities:

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." FIN 46 was subject to significant interpretation by the FASB, and was revised and reissued in December 2003 ("FIN 46R"). FIN 46R states that if an entity has a controlling financial interest in a variable interest entity, the assets, the liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements to the entity. The provisions of FIN 46 and FIN 46R are applicable for small business issuers that have variable interest entities (VIE) by the end of the first reporting period ending after December 15, 2004. The adoption of FIN 46 and FIN 46R did not have any effect on the Company's consolidated financial statements, as the Company does not have any VIEs.

         52-53 Week Period:

         The Company's year-end is the last Sunday in January. The statements of operations are comprised of a 52-week period both for fiscal 2004 and 2003.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

2.       AVAILABLE-FOR-SALE SECURITIES

         Details as to available-for-sale securities at January 25, 2004 are as follows:

                                                                                                                Fair Value of
                                                            Gross             Gross                            Securities with
                                                          Unrealized       Unrealized                             Unrealized
                                        Gross Cost          Gains           (Losses)          Fair Value           (Losses)
                                     ----------------   -------------    ----------------   ----------------   ---------------

         Convertible bonds              $   30,680        $  18,930         $      --           $   49,610        $   --
         Mutual funds                    1,558,036           94,717             (94,040)         1,558,713         489,053
         Equity securities                 662,561          212,794             (48,588)           826,767          65,566
                                        ----------        ---------         -----------         ----------        --------

                                        $2,251,277        $ 326,441         $  (142,628)        $2,435,090        $554,619
                                        ==========        =========         ===========         ==========        ========

         All of the investments with unrealized losses have been in a continuous unrealized loss position for more than one year. The severity of the impairments in relation to the carrying amounts of the individual investments (fair value average approximately 24% less than cost) is consistent with current market conditions. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Company's ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at January 25, 2004.

3.       INVENTORIES

         Inventories consist of the following:

              Food                                                  $    644,547
              Beverages                                                  149,243
              Supplies                                                   446,264
                                                                    ------------

                                                                    $  1,240,054
                                                                    ============

4.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

              Land                                                  $  3,270,041
              Buildings and improvements, including leaseholds        14,420,620
              Furniture and equipment                                  2,154,760
              Construction in progress                                   134,295
              China, glassware and utensils (a)                           97,001
                                                                    ------------

                                                                    $ 20,076,717
                                                                    ============

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

4.       PROPERTY AND EQUIPMENT (Continued)

         (a) Carried at original cost for each restaurant. All replacement purchases are charged to expense as incurred.

         Depreciation expense was $1,103,666 and $1,182,389 for fiscal 2004 and 2003, respectively.

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

         The Company completed its required annual impairment assessment of goodwill and liquor licenses for potential impairment as of October 28, 2002. As a result of this review, a write down of the goodwill associated with the April 2002 acquisition of Mr. Manatee's Casual Grille resulted. Again, the write down resulted from the aggregate market capitalization of the Company being less than its book value. The charge for the write down of goodwill associated with Mr. Manatee's of $583,922 is included as an operating expense in the accompanying consolidated statement of operations for the year ended January 26, 2003. The Company's annual impairment test of the liquor license intangible asset resulted in no impairment during the year ended January 25, 2004.

         Intangible assets at January 25, 2004 consist of:

                                                 Liquor           Covenant Not
                                                Licenses           to Compete
                                              -------------      ---------------

         Cost                                 $  1,175,998       $       63,126
         Accumulated amortization                 (336,266)             (23,146)
                                              -------------      ---------------

                                              $    839,732       $       39,980
                                              =============      ===============

         In connection with the acquisition of Mr. Manatee's Casual Grille, the Company entered into a non-compete agreement with the prior owner of the restaurant.

         Amortization expense was $12,625 and $10,521 for fiscal 2004 and 2003, respectively.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

5.       INTANGIBLE ASSETS (Continued)

         The estimated aggregate amortization expense for the covenant not to compete for each of the next four years is as follows: $12,625 annually for the fiscal years 2005 through 2007 and $2,105 for 2008. Amortization of liquor licenses is no longer required (see Note 1).

6.       NOTES AND MORTGAGES PAYABLE

         Mortgages payable in  various  monthly  installments  to  amortize  the mortgages at the rate of $120,000 annually, through September 2011 with interest at LIBOR plus 2.00%,  collateralized by real estate located in
         Point Pleasant Beach, New Jersey                                            $   955,000

         Mortgage  payable  in monthly  installments  of  $8,319,  inclusive  of interest at LIBOR plus 2.00%, through November 2008,  collateralized by
         real estate located in Vero Beach, Florida                                      690,438

         Mortgage  payable in  various  monthly  installments  to  amortize  the mortgage  at the rate of  $100,000  annually,  through  May  2007  with interest at LIBOR plus 2.00%,  collateralized by real estate located in
         Toms River, New Jersey                                                          315,000
                                                                                     -----------

                                                                                       1,960,438
         Less: Current maturities                                                        266,346
                                                                                     -----------

                                                                                     $ 1,694,092
                                                                                     ===========

         Annual maturities for fiscal years 2006 through 2009 are $270,771, $274,909, $194,283 and $599,130, respectively.

         At January 25, 2004, the Company has a $500,000 line of credit which is collateralized by real estate located in Toms River, New Jersey. The line is due June 30, 2005 and bears interest at LIBOR plus 2.00%. At January 25, 2004, there were no amounts used under the line of credit.

         LIBOR was 1.1% at January 25, 2004.

         The Company maintains an interest rate risk-management strategy that uses derivative financial instruments to minimize unanticipated earnings fluctuations caused by interest rate volatility. The Company's specific goal is to lower (where possible) the cost of its borrowed funds.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

6.       NOTES AND MORTGAGES PAYABLE (CONTINUED)



         As of January 25, 2004, the Company had interest rate swap agreements relating to a portion of the Company's variable rate debt. Unrealized net losses under the interest rate swap agreements totaled approximately $149,600 at January 25, 2004. These unrealized net losses are recorded in Accumulated Other Comprehensive Income in the consolidated balance sheet. Since the Company does not intend to terminate the swap agreements during the upcoming year, the Company does not anticipate that any of these unrealized losses will be reclassified into earnings in the next twelve months, except for the amounts that will be realized when periodic settlements of the variable interest liability are recorded in earnings. No gain or loss was recognized in earnings during the year ended January 25, 2004 as a result of hedge ineffectiveness.

         All of the Company's mortgages and loans are with the same financial institution. The loan covenants governing the borrowings include, among other items, requirements relating to tangible net worth, capital expenditures and working capital components.

7.       INVESTMENT INCOME

         The components of investment income are summarized as follows:

                                                              2004        2003
                                                           ---------   ---------

         Interest income                                    $ 13,603    $ 23,697
         Dividends                                           128,481     136,868
         Realized gain on sales of
         available-for-sale securities                        69,175       5,154
                                                           ---------   ---------

                                                            $211,259    $165,719
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

         The Company's expense for these plans was $49,685 and $34,577 for fiscal 2004 and 2003, respectively.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

9.       EXECUTIVE INCENTIVE BONUS PLAN



         The Company has an executive incentive bonus plan which provides eligible employees an annual cash bonus if the Company achieves certain financial goals. The charge to operations applicable to the incentive plan for fiscal 2004 and 2003 was $51,000 and $32,867, respectively.

10.      TRANSACTIONS WITH RELATED PARTIES

         The Company has a lease for Moore's Inn ("Moore's") restaurant property with Moore's Realty Associates ("Moore's Realty"), a partnership owned by the principal shareholders of the Company. The lease requires minimum annual rentals of $90,000, plus percentage rent of 6% of sales exceeding $1.5 million. The lease contains three five-year renewal options.

         The Company also has a five-year lease for the property adjacent to Moore's for the Company's Escondido's Mexican Restaurant (Escondido's). The terms of this lease are the same as the lease for Moore's.

         Additionally, the Company has a lease with Moore's Realty for an additional parking lot for Moore's and Escondido's. The initial term of the lease expires January 25, 2007, the same expiration date as Moore's and Escondido's. The lease also contains three five-year renewal options. During the initial term of the lease, minimum annual rentals are $40,000, plus percentage rent of 1% of the combined annual sales of Moore's and Escondido's exceeding $4million. The lease also contains a provision whereby Moore's Realty agreed to reimburse the Company for improvements made to the parking lot up to $150,000. During fiscal 2003, the Company made improvements of approximately $135,000, which is being reimbursed by an offset to the monthly rent payment. Included in the accompanying balance sheet is a current receivable of $40,000, with the remaining of $38,523 classified as a long-term receivable.

         Rent expense paid pursuant to these leases for fiscal 2004 and 2003 was $279,763 and $248,629, respectively, which included percentage rent of $59,763 and $51,963, respectively.

         Moores Realty is not considered a variable interest entity as there is sufficient equity investment by the partners and the partners have a controlling financial interest in the partnership. Additionally, as of January 25, 2004 there was no debt on the partnership.

         The Company has a retirement agreement with a former director/employee (see Note 8).

11.      RESTAURANT CLOSING

         In June 2003, the Company closed one of its Mexican theme restaurants. In connection with the closing, the Company wrote off leasehold improvements and other equipment of $230,024 and entered into a Surrender Agreement with the restaurant's landlord which required the Company to pay $180,000. The loss of $410,024 is shown as "Loss on closing restaurant" in the accompanying Consolidated Statement of Operations for the year ended January 25, 2004.

         In connection with the closing of the restaurant, the Company is attempting to sell the liquor license used in that location. The liquor license has been classified as an "Asset held for sale" in the accompanying balance sheet as of January 25, 2004.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

12.      COMMITMENTS AND CONTINGENCIES

         Leases:

         The Company leases restaurants, parking lots and equipment under operating leases expiring at various times through fiscal 2009.

         Minimum future rental payments under noncancelable operating leases as of January 25, 2004 are as follows:

                         2005                                 $   365,312
                         2006                                     367,492
                         2007                                     364,661
                         2008                                      53,226
                         2009                                      13,780
                                                              -----------

                                                              $ 1,164,471
                                                              ===========

         Total rent expense, including rent paid to related parties, was $497,615 and $541,588 for fiscal 2004 and 2003, respectively.

         Employment Agreements:

         The Company has employment agreements through March 2005 with two employees for annual amounts ranging from $104,400 to $180,000. The agreements provide for annual adjustments based on the increase in the consumer price index. These agreements also provide for lump sum payments in the event of the termination of the employees without cause or a change in control of the Company, as defined, for a portion of the unexpired term of the contracts.

         Stock Repurchase Plan:

         On December 24, 2002, the Board of Directors authorized the Company to repurchase over a 13-month period up to 100,000 shares of its outstanding stock at market price. Through January 25, 2004, the Company purchased 40,000 shares for $59,200, all of which have been subsequently retired.

13.      EARNINGS PER SHARE

         The weighted average number of shares outstanding used to compute basic and diluted earnings per share for fiscal 2004 and 2003 was 3,926,116 and 3,969,540, respectively.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

14.      INCOME TAXES

         The provision (credit) for income taxes charged to operations consist of the following:

                                                   2004            2003
                                               ------------    ------------

         Current  --  Federal                   $     --        $  (27,918)
                  --  State                          6,000          25,000
         Deferred                                  (63,000)        191,000
                                               ------------    ------------

                                                $  (57,000)     $  188,082
                                               ============    ============


         The significant components of deferred tax assets and liabilities as of January 25, 2004 are as follows:


         Deferred Tax Assets:
           Tax loss carryforwards                                   $    657,000
           Depreciation and amortization                                 360,000
           Other                                                          41,000
                                                                    ------------

             TOTAL DEFERRED TAX ASSETS                                 1,058,000
                                                                    ------------

         Deferred Tax Liability:
           Other comprehensive income                                     14,000
           Other                                                          20,000
                                                                    ------------

             TOTAL DEFERRED TAX LIABILITY                                 34,000
                                                                    ------------

             NET DEFERRED TAX ASSETS                                $  1,024,000
                                                                    ============


         Prior to the fiscal year ended January 25, 2004, the Company provided valuation allowances because, in the opinion of management, it was more likely than not that some portion of the deferred tax assets would not be realized. For the fiscal year ended January 25, 2004, no valuation allowance was required. The net change in the valuation allowance for fiscal 2004 was a reduction of $1,098,000. The reduction for fiscal 2004 was principally due to the expiration of tax loss carryforwards.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

14.      INCOME TAXES (Continued)

         The  Company  has  available  at  January  25,  2004,   operating  loss
         carryforwards as follows:

              Year of Expiration
              ------------------
                     2005                         $    472,000
                     2006                              221,000
                     2007                              215,000
                     2008                              197,000
                     2009                              155,000
                     2010                              104,000
                     2011                              145,000
                     2012                               88,000
                     2024                              166,000
                                                  ------------

                                                  $  1,763,000
                                                  ============

         The difference between the tax provision at the statutory Federal income tax rate and the tax provision attributable to income from continuing operations before income tax for the years ended January 25, 2004 and January 26, 2003 are as follows:

                                                                        2004                                    2003
                                                             --------------------------             ----------------------------
                                                                AMOUNT             %                   Amount                %
                                                             ------------      --------             ------------          ------

Federal statutory rate                                       $     (6,100)        (34.0)            $   (169,000)          (34.0)
State taxes net of Federal benefit                                   (900)         (5.0)                 (24,800)           (5.0)
Valuation allowance change                                     (1,098,000)     (6,099.0)                  36,800             7.4
Non taxable income                                                (42,000)       (233.1)                 (29,918)           (6.1)
Expiration of operating loss carryforwards                      1,090,000       6,054.5                  375,000            75.6
                                                             ------------      --------             ------------          ------

    EFFECTIVE RATE                                           $    (57,000)       (316.6)            $    188,082            37.9
                                                             ============      ========             ============          ======

15.      FINANCIAL INSTRUMENTS

         The carrying amounts reflected in the consolidated balance sheet for cash and cash equivalents, investments, receivables and notes and mortgages payable approximate their respective fair values. Fair values are based primarily on quoted prices for those or similar instruments.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

16.      SUBSEQUENT EVENT

         Subsequent to year-end, the Company entered into a contract to sell the restaurant and property located in Jensen Beach, Florida. The selling price is $900,000, which will result in the Company recognizing a gain of approximately $400,000.

17.      OTHER

         On November 21, 2003, the Company announced that it had received an offer from the principal shareholders of the Company, who own approximate 61% of the Company's outstanding common stock, of their intent to acquire all of the remaining outstanding shares of common stock for a cash purchase price of $1.75 per share. The Company's Board of Directors has appointed a Special Committee, consisting of the three directors independent of the principal shareholders, to review and analyze the proposal. The initial purchase price of $1.75 was rejected by the Special Committee. A subsequent after $2.50 per share is currently being reviewed by the Special Committee.

ITEM     8. CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON ACCOUNTING  AND
            FINANCIAL DISCLOSURE


         NONE

ITEM     8A CONTROLS AND PROCEDURES

         (a) EXPLANATION OF DISCLOSURE CONTROLS AND PROCEDURES. Anthony C. Papalia, the Company's principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c)) and 15-d 14(c) as of a date within 90 days of the filing date of this Annual Report (the "Evaluation Date") has concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to him by others within those entities, particularly during the period in which this Annual Report was being prepared.

         (b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective action. As a result, no corrective actions were taken.

                            CHEFS INTERNATIONAL, INC.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
         AND CONTROL PERSONS; COMPLIANCE WITH
         SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth certain information with respect to each of the current directors of the Company:

                                                              Date First
Name                       Age     Position                   Elected a Director
----                       ---     --------                   ------------------

                                   Chairman of
Robert M. Lombardi(a)      52      the Board                  May 1999
Nicholas B. Boxter         56      Director                   December 1999
Kenneth Cubelli            50      Director                   December 1999
Raymond L. Dademo          46      Director                   December 1999
Anthony M. Lombardi(a)     48      Director                   July 1999
Joseph S. Lombardi(a)      53      Director                   July 1999
Michael F. Lombardi(a)     55      Director                   July 1999
Stephen F. Lombardi(a)     48      Director                   July 1999

-------------------

         (a)The five Lombardis who serve as directors are brothers.

         The following table sets forth certain information regarding the executive officers of the Company.

Name                            Age       Office
----                            ---       ------

Anthony C. Papalia              46        President, Treasurer, Principal
                                          Executive Officer, Principal Financial
                                          Officer*

Martin W. Fletcher              51        Secretary

-------------------

* See Item 1 -- "Developments Since the Beginning of the Last Fiscal Year" herein as to Mr. Papalia's resignation, effective June 28, 2004, as president, treasurer, principal executive officer and principal financial officer of the Company.

         The Company does not have an Executive Committee or a separate Audit Committee. The entire Board of Directors serves as the Company's Audit
Committee. The term of office of each director and executive officer expires when his successor is elected and qualified. Executive officers are elected by and hold office at the discretion of the Board of Directors.

         The Board of Directors intends to formally adopt a code of ethics applicable to the Company's principal executive, principal financial and principal accounting officer during the second quarter of fiscal 2005.

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

EXECUTIVE OFFICERS

         Anthony C. Papalia has been continuously employed by the Company for the preceding five years. He has served as a manager of various New Jersey
Lobster Shanty restaurants and as an area supervisor. Mr. Papalia, who was elected senior vice president and a director of the Company in September 1985 and president and treasurer in March 1988, is currently devoting all of his working time to the business of the Company. He resigned as a director of the Company in July 1999. See Item 1 - "Developments Since the Beginning of the Last Fiscal Year" herein as to Mr. Papalia's resignation, effective June 28, 2004, as president, treasurer, principal executive officer and principal financial officer of the Company.

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

COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

         Based solely upon a review of Forms 3, 4 and 5, the Company believes that with respect to fiscal 2004, all Section 16(a) filing requirements applicable to its officers, directors and beneficial owners of more than 10% of its equity securities were timely complied with.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information concerning the compensation paid or accrued by the Company during the three fiscal years ended January 25, 2004 to its Principal Executive Officer as well as to any other executive officer of the Company or a subsidiary who earned at least $100,000 during fiscal 2004. During the three-year period ended January 25, 2004, the Company did not grant any restricted stock awards or have any long-term incentive plan in effect. The Company maintains a non-qualified Supplemental Employee Benefit Program for its officers, supervisors, restaurant managers and assistant managers paying annual contributions ranging from $1,000 to approximately $3,000 per individual. The Program provides life insurance death benefits, disability income benefits and retirement income benefits. A former officer and director, James Fletcher, the father of Martin W. Fletcher, is not covered under this Program but the Company agreed that if he remained in its employ until age 65 and left such employ at any time thereafter, the Company would pay him $20,000 annually for the ten year period following such termination of employment or until his death, if he dies prior thereto. To date, the Company has made annual payments over a seven year period pursuant to this agreement.

                           SUMMARY COMPENSATION TABLE

                                               Annual Compensation
                                               -------------------
Name and                 Fiscal                                  Other Annual
Principal Position       Year          Salary         Bonus(a)   Compensation(b)
------------------       ------        ------         -----      ------------
Anthony Papalia          2004          $179,162       $7,500        $2,088
President and            2003          $174,630       $4,500        $2,088
Principal Executive      2002          $169,497       $8,429        $2,088

Martin Fletcher          2004          $103,915       $9,100        $2,902
Controller and           2003          $101,255       $5,367        $2,902
Secretary                2002           $98,308       $8,500        $2,902

-------------------

(a) In May 2000, the Company's Board of Directors adopted an executive incentive bonus plan providing for an annual cash bonus to be paid to Company employees performing executive type functions with respect to each fiscal year (commencing with fiscal 2001) in which the Company achieved certain specified levels of earnings before deducting interest, income taxes, depreciation and amortization. Extraordinary items are excluded for purposes of the computation. The bonus pool for fiscal 2004 aggregated $51,100 and was distributed to seven employees including Anthony Papalia who received $7,500 and Martin Fletcher who received $9,100.

(b) Represents contributions under the Supplemental Employee Benefit Program.

EMPLOYMENT AGREEMENTS

         At the annual meeting of the Company's stockholders held on December 19, 1995, stockholders ratified employment contracts between the Company and Anthony Papalia as principal executive officer and principal financial officer and between the Company and Martin Fletcher as controller. Each contract expired at the conclusion of the Company's 1999 fiscal year and was automatically renewed on a year by year basis for up to five consecutive additional one-year terms unless either party gave at least six months' prior notice that he or it did not desire such renewal. As no such notice was given during fiscal 1999, each contract was extended for a first renewal year. Mr. Papalia's annual salary under the contract was $150,000 and Mr. Fletcher's annual salary under the contract was $87,000 but each individual's salary was made subject to automatic increase in each Renewal Year based on increases in the Consumer Price Index. If the employment of either individual was terminated other than for cause, he would become entitled to a Severance Payment equal to the amount of his compensation over the balance of the contract term. Each individual is also entitled to terminate his employment and receive a Severance Payment equal to six months' salary in the event of a "change of control" of the Company. Amendments to each employment contract executed in June 1999 and August 1999 extended the first renewal year through March 31, 2000, renewed each contract for a second renewal year through March 31, 2001 and recast each renewal year so as to commence on April 1 of each year and to expire on

March 31 of the following year. Notice of intention not to renew must now be given no later than September 30 of the year preceding the year in which the renewal term commences. In November 2001, each employment contract was further amended to renew the term through March 31, 2005. The amendments retained the automatic salary increase provision based on increases in the Consumer Price
Index and provided for an automatic one year renewal in the absence of prior notice not to renew. As a result, with respect to fiscal 2004, Mr. Papalia's annual salary was increased to $179,162 and Mr. Fletcher's annual salary was increased to $103,915.

         See Item 1 -- "Developments Since the Beginning of the Last Fiscal Year" herein as to the release of Mr. Papalia from his obligations under his employment contract effective at the close of business on June 28, 2004 and his resignation, effective at such date, as president, treasurer, principal executive officer and principal financial officer of the Company.





STOCK OPTIONS

         At January 26, 2003 and at January 25, 2004 there were no outstanding employee or non-employee stock options exercisable to purchase shares of Chefs' Common Stock.

DIRECTORS' COMPENSATION

         During fiscal 2004, no compensation was paid to any of the Company's directors for serving in such capacity. Furthermore, no method of compensation has been established at this date for the current directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of March 31, 2004 with respect to their ownership of Chefs' common stock by (i) each person known by the Company to be the beneficial owner of more than 5% of Chefs' outstanding common stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all directors and executive officers as a group.

Name and Address of
Beneficial Owner                  Shares of Common Stock       Percentage
Directors*                          Beneficially Owned         Ownership
----------                          ------------------         ---------

Robert M. Lombardi                      1,335,825(1)               34%
Nicholas B. Boxter                          --                     --
Kenneth Cubelli                           100,000                   3%
Raymond L. Dademo                           2,000                  --
Anthony M. Lombardi                       111,001(1)                3%
Joseph S. Lombardi                        598,633(1)               15%
Michael F. Lombardi                       332,069(1)(2)(3)          8%
Stephen F. Lombardi                       191,669(1)(2)(3)          5%

Executive Officer*
------------------
Anthony C. Papalia                          5,000                  --

All executive officers and
 directors as a group
 (ten persons)                          2,515,528(1)(2)(3)         64%

-------------------

* The address of each director and executive officer is c/o the Company, 62 Broadway, Point Pleasant Beach, New Jersey 08742.

         (1) Robert M. Lombardi, Anthony M. Lombardi, Joseph S. Lombardi, Michael F. Lombardi and Stephen F. Lombardi, Lombardi & Lombardi, P.A. and the Lombardi & Lombardi, P.A. Defined Benefit Pension Plan previously filed a report on Schedule 13D and amendments thereto indicating that they were acting separately and not as a group but subsequently filed amendments to the Schedule 13D indicating that they are acting as a "group." The five individual Lombardis are brothers and for purposes of this report, they and the above entities are deemed the "Lombardi Group." See Item 1 -- "Developments Since the Beginning of the Last Fiscal Year" as to the proposal by the Lombardi Group to acquire all of the outstanding shares of Chefs common stock not owned by the Lombardi Group.

         (2) Includes 111,668 shares owned by the Lombardi & Lombardi, P.A. Defined Benefit Pension Plan. Michael F. Lombardi and Stephen F. Lombardi each have voting and dispositive power with respect to all 111,668 shares.

         (3) Includes 49,000 shares owned by Lombardi & Lombardi,  P.A.  Michael
F. Lombardi and Stephen Lombardi each have voting and dispositive power with respect to all 49,000 of such shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See Item 1 -- "Restaurant Operations - Mexican Theme Restaurants - Moore's Tavern and Restaurant" as to rentals paid in fiscal 2004 by the Company with respect to its two Freehold, New Jersey restaurants and the "Building Pad C Parking Lot" to Moore's Realty (whose partners are members of the Lombardi Group and other members of the Lombardi family).

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

3.2               By-Laws of the Company, as amended(B)

4.1               Specimen Common Stock Certificate(C)

10.2 Employment Agreement dated as of December 19, 1995 between Chefs and Anthony Papalia(D)

10.3 Employment Agreement dated as of December 19, 1995 between Chefs and Martin Fletcher(D)

10.4 Loan Agreement dated October 30, 1998 between the Company and First Union National Bank ("First Union")and the Company's $880,000 Promissory Note issued pursuant thereto for funding utilized by the Company to purchase the Vero Beach, Florida Lobster Shanty Restaurant(A)

10.4.1 Loan Agreement dated September 7, 2001 between the Company and First Union containing the Company's affirmative and negative covenants(G).

10.5 Lease Agreement executed in January 2000 for Moore's Inn facility, between Moore's Realty Associates ("Moore's Realty") as Landlord and the Company as Tenant(B)

10.5.1 Lease Agreement dated October 1, 2001 for Building B in Freehold, New Jersey between Moore's Realty as Landlord and the Company as Tenant (opened as Escondido's Mexican Restaurant)(G).

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

10.10 Asset Purchase Agreement dated January 25, 2002 for personal property, furnishings, fixtures and equipment, liquor license, tradename and goodwill of Mr. Manatee's restaurant in Vero Beach, Florida between Causeway Foods, Inc. and Mr. Manatee's Franchise Corporation as Sellers and the Company as Buyer. (g)

10.11 Commercial Lease Option dated April 1, 2002 between Stephen Craig Long as Lessor and the Company as Lessee for the Mr. Manatee's facility.(h)

21                Subsidiaries

31.1              Certification of Principal  Executive and Principal  Financial
                  Officer

32.1 Certification of Principal Executive and Principal Financial Officer of the Company pursuant to 18 United States Code
                  Section 1350.

-------------------

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

         (G) Incorporated by reference to exhibit filed with the Company's annual report on Form 10-KSB for the fiscal year ended January 27, 2002

         (H) Incorporated by reference to exhibit filed with the Company's annual report on Form 10-KSB for the fiscal year ended January 26, 2003.

         (b)      REPORTS ON FORM 8-K

         During the last quarter of its fiscal year ended January 25, 2004, the Company filed one current report on Form 8-K. This report, for November 21, 2003, under Item 5, reported that the Company had issued a press release announcing the offer of the Lombardi Group to purchase the shares of Chefs common stock owned by the Company's minority stockholders (at $1.75 per share) and attached a copy of the press release as an exhibit pursuant to Item 7.

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The firm of McGladrey & Pullen, LLP ("McGladrey Pullen"), certified public accountants, audited the accounts of Chefs and its subsidiaries (collectively the "Company") for the fiscal years ended January 25, 2004 and January 26, 2003.

         (1) AUDIT FEES. McGladrey Pullen billed the Company approximately $70,000 for professional services rendered for the audit of the Company's annual consolidated financial statements for its 2004 fiscal year and to review the financial statements included in its quarterly reports on Form 10-QSB filed with respect to quarterly periods in such fiscal year as compared to approximately $58,600 for such services with respect to the Company's 2003 fiscal year.

         (2) AUDIT-RELATED FEES. None.

         (3) TAX FEES. McGladrey Pullen billed the Company approximately $10,000 for tax services for fiscal 2004 and approximately $15,600 for tax services for fiscal 2003. The fees were billed for tax return preparation.

         (4) ALL OTHER FEES. No other fees were billed to the Company by McGladrey Pullen with respect to fiscal 2004 and approximately $1,400 was billed by said firm to the Company for miscellaneous professional services rendered with respect to fiscal 2003.

         (5) PRE-APPROVAL AND PROCEDURES. The engagement of McGladrey Pullen to render the above audit and tax services was approved by the Company's Board of Directors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                       CHEFS INTERNATIONAL, INC.



                                   By: /s/ Anthony C. Papalia
                                      ---------------------------------
                                      Anthony C. Papalia, President,
                                        Principal Executive, Financial
                                        and accounting officer


                                               Date: April 26, 2004


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



By: /s/ Robert M. Lombardi                  By: /s/ Michael F. Lombardi
    -------------------------------             -------------------------------
    Robert M. Lombardi, Chairman                Michael F. Lombardi,
         Of the Board of Directors                    Director

        Date: April 26, 2004                     Date: April 26, 2004



By: /s/ Anthony Lombardi                     By: /s/ Stephen F. Lombardi
    -------------------------------              -------------------------------
    Anthony Lombardi, Director                   Stephen F. Lombardi,
                                                       Director

       Date: April 26, 2004                      Date: April 26, 2004



By: /s/ Joseph S. Lombardi
    ---------------------------------
    Joseph S. Lombardi, Director

       Date: April 26, 2004