Form 10QSB
period 2004-04-25
CHEFS INTERNATIONAL INC
filed 2004-06-09
CIK 201424

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended APRIL 25, 2004

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

                   CLASS                    OUTSTANDING SHARES AT MAY 14, 2004
---------------------------------           -----------------------------------
Common Stock, $.01 par value                           3,926,126

                            CHEFS INTERNATIONAL, INC.

                                    I N D E X

                                                                     PAGE NO.
                                                                     --------

PART I    FINANCIAL INFORMATION
          ----------------------
          ITEM 1.  Consolidated Financial Statements

          Consolidated Balance Sheets -                                1-2
          April 25, 2004 (unaudited) and January 25, 2004

          Consolidated Statements of Operations -                       3
          Three Months Ended April 25, 2004 and
          April 27, 2003 (unaudited)

          Consolidated Statements of Cash Flows -                       4
          Three Months Ended April 25, 2004 and
          April 27, 2003 (unaudited)

          Notes to Consolidated Financial Statements (unaudited)       5-6

          ITEM 2.  Management's Discussion and Analysis                7-10
          of Financial Condition and Results of Operations

          ITEM 3.  Controls and Procedures                             11

PART II   OTHER INFORMATION
          ----------------------

          ITEM 6. Exhibits and Reports on Form 8-K                     12

SIGNATURE                                                              13

CERTIFICATION                                                         14-16

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

           PART I - FINANCIAL INFORMATION


ITEM I - CONSOLIDATED FINANCIAL STATEMENTS


                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                            APRIL 25, 2004            JANUARY 25, 2004
                                                                            --------------            ----------------
                                                                             (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents                                           $    1,473,289                     $1,410,899
      Available-for-sale securities                                            2,337,300                      2,435,090
      Miscellaneous receivables                                                   74,749                         79,076
      Receivable - related party                                                  40,000                         40,000
      Inventories                                                              1,315,459                      1,240,054
      Deferred income taxes                                                      596,000                        654,000
      Prepaid expenses and other                                                 173,147                        197,976
                                                                            ------------                   ------------

      TOTAL CURRENT ASSETS                                                     6,009,944                      6,057,095
                                                                             -----------                    -----------

PROPERTY AND EQUIPMENT, at cost                                               20,226,521                     20,076,717

      Less: Accumulated depreciation                                           8,983,548                      8,714,945
                                                                             -----------                    -----------

      PROPERTY AND EQUIPMENT, net                                             11,242,973                     11,361,772
                                                                              ----------                     ----------


OTHER ASSETS:
      Asset held for sale                                                         50,181                         50,181
      Receivable - related party                                                  28,523                         38,523
      Liquor Licenses                                                            839,732                        839,732
      Non-Compete agreement                                                       36,824                         39,980
      Equity in life insurance policies                                          641,024                        641,024
      Deferred income taxes                                                      370,000                        370,000
      Other                                                                      180,320                        138,656
                                                                             -----------                    -----------

      TOTAL OTHER ASSETS                                                       2,146,604                      2,118,096
                                                                              ----------                     ----------

                                                                             $19,399,521                    $19,536,963
                                                                             ===========                    ===========


The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                            APRIL 25, 2004            JANUARY 25, 2004
                                                                            --------------            ----------------
                                                                              (Unaudited)
CURRENT LIABILITIES:
      Notes and mortgages payable, current maturities                           $ 267,683                     $ 266,346
      Accounts payable                                                            870,539                       822,590
      Accrued payroll                                                             157,176                       124,293
      Accrued expenses                                                            611,371                       633,863
      Gift certificates                                                           390,556                       523,167
                                                                               ----------                    ----------

               TOTAL CURRENT LIABILITIES                                        2,297,325                     2,370,259
                                                                                ---------                     ---------

NOTES AND MORTGAGES PAYABLE                                                     1,656,223                     1,694,092
                                                                                ---------                     ---------

OTHER LIABILITIES:
      Accrued retirement                                                          587,802                       589,720
      Interest rate swap agreements                                               115,861                       149,602
                                                                               ----------                    ----------

         OTHER LIABILITIES                                                        703,663                       739,322
                                                                               ----------                    ----------

STOCKHOLDERS' EQUITY:
      Capital stock - common $.01 par value,
         Authorized 15,000,000 shares,
         Issued and outstanding 3,926,126                                          39,261                        39,261
      Additional paid-in capital                                               31,488,831                    31,488,831
      Accumulated deficit                                                     (16,685,228)                  (16,815,013)
      Accumulated other comprehensive (loss) income                              (100,554)                       20,211
                                                                            -------------                 -------------



               TOTAL STOCKHOLDERS' EQUITY                                      14,742,310                    14,733,290
                                                                              -----------                   -----------

                                                                              $19,399,521                   $19,536,963
                                                                              ===========                   ===========


The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

        THREE MONTHS ENDED APRIL 25, 2004 AND APRIL 27, 2003 (Unaudited)

                                                                                   2004                     2003
                                                                                   ----                     ----
SALES                                                                          $  5,852,466              $   5,678,794

COST OF GOODS SOLD                                                                1,866,338                  1,774,319
                                                                               ------------               ------------

          GROSS PROFIT                                                            3,986,128                  3,904,475
                                                                               ------------               ------------

OPERATING EXPENSES:
     Payroll and related expenses                                                 1,772,525                  1,782,007
     Other operating expenses                                                     1,291,838                  1,369,050
     Depreciation and amortization                                                  271,759                    293,657
     General and administrative expenses                                            452,592                    466,765
                                                                               ------------               ------------

          TOTAL OPERATING EXPENSES                                                3,788,714                  3,911,479
                                                                                -----------                -----------

          INCOME (LOSS) FROM OPERATIONS                                             197,414                     (7,004)
                                                                               ------------              -------------

OTHER INCOME (EXPENSE):
     Interest expense                                                               (37,533)                   (42,273)
     Investment income                                                               35,904                     36,631
                                                                               ------------               ------------

          OTHER (EXPENSE), NET                                                       (1,629)                    (5,642)
                                                                              -------------              -------------

          INCOME (LOSS) BEFORE INCOME TAXES                                         195,785                    (12,646)

PROVISION (CREDIT) FOR INCOME TAXES                                                  66,000                     (9,000)
                                                                               ------------              -------------


           NET INCOME (LOSS)                                                   $    129,785              $      (3,646)
                                                                               ============              =============

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE                               $        .03              $         ---
                                                                               ============              =============

Weighted average number of shares outstanding                                     3,926,126                  3,926,039
                                                                               ============              =============

The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

        THREE MONTHS ENDED APRIL 25, 2004 AND APRIL 27, 2003 (Unaudited)


                                                                                      2004                  2003
                                                                                      ----                  ----

     CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income (loss)                                                   $     129,785            $    (3,646)
          Adjustments to reconcile net income (loss) to net
            cash provided by operating activities:
                Depreciation and amortization                                       271,759                293,657
                Deferred income taxes                                                58,000                (13,000)
                Loss on sale of investments                                           5,640                    ---
                Changes in assets and liabilities:
                    (Increase) decrease in:
                        Miscellaneous receivables                                    14,327                  1,918
                        Inventories                                                 (75,405)               (62,020)
                        Prepaid expenses                                             24,829               (135,675)
                     Increase (decrease) in:
                        Accounts payable                                             47,949                163,672
                        Accrued expenses and other liabilities                       (4,138)                69,568
                                                                              -------------            -----------

          NET CASH PROVIDED BY OPERATING ACTIVITIES                                 472,746                314,474
                                                                              -------------            -----------

     CASH FLOWS FROM INVESTING ACTIVITIES:
                Purchase of property and equipment                                 (149,804)              (129,127)
                Closing of restaurant                                              (120,000)                   ---
                Sale or redemption of investments                                   649,397                 51,000
                Purchase of investments                                            (711,753)                (4,482)
                Other                                                               (41,664)                (8,270)
                                                                              -------------            -----------

          NET CASH (USED IN) INVESTING ACTIVITIES                                  (373,824)               (90,879)
                                                                              -------------            -----------

     CASH FLOWS FROM FINANCING ACTIVITIES:
                Repayment of debt                                                   (36,532)               (42,035)
                Purchase and retirement of treasury stock                               ---                (59,600)
                                                                              -------------            -----------

          NET CASH (USED IN) FINANCING ACTIVITIES                                   (36,532)              (101,635)
                                                                              -------------            -----------

          NET INCREASE IN CASH AND CASH EQUIVALENTS                                  62,390                121,960

     CASH AND CASH EQUIVALENTS:
                Beginning                                                         1,410,899              1,069,857
                                                                              -------------            -----------
                Ending                                                         $  1,473,289            $ 1,191,817
                                                                              =============            ===========

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                Cash payment for:
                    Interest                                                   $     37,564            $    41,904
                                                                              =============            ===========

     Noncash Transactions:
          (Decrease) increase in fair value of securities available for sale    $  (154,506)           $    72,265
                                                                              =============            ===========

          Change in fair value of derivatives accounted for as hedges          $     33,741            $    (1,987)
                                                                              =============            ===========

The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


     NOTE  1:     BASIS OF PRESENTATION

     The accompanying financial statements have been prepared by Chefs International, Inc. (the "Company") and are unaudited. In the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements pursuant to the rules and regulations of the SEC. The consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 25, 2004 and notes thereto included in the Company's Annual Report on Form 10-KSB filed with the SEC. The results of operations and the cash flows for the three month period ended April 25, 2004 presented in the consolidated financial statements are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.


     NOTE 2:      EARNINGS PER SHARE

     Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. There are no common stock equivalents.


     NOTE 3:      INVENTORIES

     Inventories consist of the following:   APRIL 25, 2004     JANUARY 25, 2004
                                             --------------     ----------------
                  Food                         $   712,186      $   644,547
                  Beverages                        152,091          149,243
                  Supplies                         451,182          446,264
                                               -----------      -----------
                                               $ 1,315,459      $ 1,240,054
                                               ===========      ===========


     NOTE 4:      INCOME TAXES

     At April 25, 2004, the Company had net deferred tax assets of approximately $966,000 arising principally from net operating loss carryforwards. Management has determined that it is more likely than not that future taxable income will be sufficient to utilize the net operating loss carryforwards. Therefore, no allowance has been established to offset these assets.



     NOTE 5:      DEPRECIATION AND AMORTIZATION

     The Company depreciates its property and equipment using the straight-line method over the estimated useful lives of the assets, ranging from three to forty years.


     NOTE 6:      RESTAURANT CLOSINGS

     In June 2003 the Company closed one of its Mexican theme restaurants. In connection with the closing, the Company wrote off leasehold improvements and other equipment of $230,024 and entered into a

     Surrender Agreement with the restaurant's landlord which required the Company to pay $180,000, of which $60,000 was paid during the second quarter ended July 27, 2003. The remaining balance of $120,000 was paid during the first quarter ended April 25, 2004.

     Additionally, the Company granted the landlord an option to purchase the closed restaurant's liquor license. The landlord declined to exercise the right to purchase the liquor license and subsequent to the quarter ended April 25, 2004, the Company entered into an agreement with an unaffiliated buyer to sell the license for approximately $675,000 pending government approval of the license transfer. The closing is expected to take place during calendar 2004.

     Subsequent to the year ended January 25, 2004, the Company entered into a contract to sell the restaurant and property located in Jensen Beach, Florida. Pursuant to the terms of the contract, the restaurant was sold on May 3, 2004 for $900,000 with the Company recognizing a gain of approximately $390,000 which will be recorded during the second quarter ended July 25, 2004.


     NOTE 7:      HEDGING INSTRUMENTS

     The Company has interest rate swap agreements relating to a portion of its variable rate debt. The interest rate swap agreements are designated as cash flow hedges and are reflected at fair value in the consolidated balance sheet and the related losses on these contracts are deferred in stockholders' equity as a component of accumulated other comprehensive
     (loss).


     NOTE 8:      OTHER

     On November 21, 2003, the Company announced that it had received an offer from the principal shareholders of the Company, who own approximately 61% of the Company's outstanding common stock, of their intent to acquire all of the remaining outstanding shares of common stock for a cash purchase price of $1.75 per share. The Company's Board of Directors appointed a Special Committee, consisting of the three directors independent of the principal shareholders, to review and analyze the proposal. The initial purchase price of $1.75 was rejected by the Special Committee. A subsequent offer of $3.12 per share has been accepted by the Special Committee.


     NOTE 9: RESIGNATION OF PRESIDENT, TREASURER, PRINCIPAL EXECUTIVE AND PRINCIPAL FINANCIAL OFFICER

     In April 2004, Anthony C. Papalia, the Company's president, treasurer, principal executive and principal financial officer requested of the board that he be released from his employment contract effective at the close of business on June 28, 2004 "...in order to pursue  personal  interests ...."
     The board agreed to release Mr. Papalia from his employment contract at said date and he agreed to a one year non-competition agreement with the Company. The board has elected Robert M. Lombardi as the new president of the Company. Martin Fletcher, the Company's controller, will succeed Mr. Papalia as the Company's treasurer and chief financial officer.

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

     RECENT DEVELOPMENTS

     On June 1, 2004, the Company announced that a Special Committee of its Board of Directors, appointed to evaluate a proposal made by the Lombardi Restaurant Group (owned by the principal stockholders of the Company) to purchase the interests of the Company's minority stockholders at a cash purchase price of $3.12 per share (increased from an initial offer of $1.75 per share), had determined to recommend that the Board accept the proposal. As the proposal is subject to various conditions, no assurances can be given that the proposed purchase will be completed.

     The Company reported in its Annual Report on Form 10-KSB for the year ended January 25, 2004 that the employment of Anthony C. Papalia as the Company's president, principal executive officer, treasurer and principal financial officer, was ending effective at the close of business on June 28, 2004, at
     Mr. Papalia's request, to enable him "...to pursue personal  interests...."
     Robert M. Lombardi, chairman of the board, will succeed Mr. Papalia as president and principal executive officer. Martin Fletcher, the Company's controller, will succeed Mr. Papalia as treasurer and principal financial officer.

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

     The Company currently operates nine restaurants on a year-round basis. The Company closed its Escondido's Mexican Restaurant in the Monmouth Mall during the second quarter of calendar year 2003 and sold its Jensen Beach, Florida Lobster Shanty during the second quarter of calendar year 2004. The Company opened its first seafood restaurant in November 1978 and currently has six free-standing seafood restaurants in New Jersey and Florida operating under the names "Jack Baker's Lobster Shanty" or "Baker's Wharfside." The Company opened its first Mexican theme restaurant, located in New Jersey, in April 1996, under the name "Garcia's." On February 1, 2002, Garcia's began to operate under the trade name Escondido's ("Monmouth"). The Company closed this restaurant during the second quarter of fiscal 2004. In February 2000, the Company commenced the operation of Moore's Tavern and Restaurant, ("Moore's"), a free-standing restaurant in Freehold, New Jersey serving an eclectic American food type menu. On January 29, 2002, the Company commenced operation of Escondido's Mexican Restaurant ("Freehold"), a Mexican theme restaurant located in Freehold, New Jersey, adjacent to Moore's. On April 1, 2002, the Company acquired the operations of Mr. Manatee's Casual Grille ("Manatee's"), a casual theme restaurant primarily featuring seafood items, located in Vero Beach, Florida near the Company's Vero Beach, Florida Lobster Shanty. The sale of the Jensen Beach restaurant in May 2004 has reduced the number of restaurants operated by the Company to nine.

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

     The Company operated eleven restaurants during the first quarter of last year ended April 27, 2003.

     RESULTS OF OPERATIONS

     SALES

          Sales for the three months ended April 25, 2004 (first quarter of "fiscal 2005") were $5,852,500, an increase of $173,700 or 3.1 %, as compared to $5,678,800 for the three months ended April 27, 2003 (first quarter of "fiscal 2004"). Increased sales of $358,200 or 6.5% for the ten restaurants that operated during the comparable periods were offset by decreased sales of $184,500 at the Monmouth Escondido's ("Monmouth") which was closed in June 2003. The Florida restaurants realized increased sales of $232,400 or 8.3% due to a very strong tourist season in Florida and improvement in the national economy. The six New Jersey restaurants that operated during both periods realized increased sales of $125,800 or 4.7% primarily due to a milder winter compared to last year and the improved economy. The sales increase in both states were realized despite ongoing concerns related to terrorism threats, the Iraq war and the record increase in the cost of gasoline. The number of customers served in the ten restaurants increased by 3% while the average check paid per customer increased by 3.4% versus last year.


     GROSS PROFIT; GROSS MARGIN

          Gross profit was $3,986,100 or 68.1% of sales for the first quarter ended April 25, 2004 compared to 68.8% of sales for the quarter ended April 27, 2003. The primary reasons for the decline were substantial increases in commodity prices including beef, dairy, poultry and grains and the closing of the Monmouth restaurant with its lower cost Mexican fare. Management has raised some menu prices to compensate for the higher costs and made bulk purchases of shrimp to take advantage of lower-cost market conditions.


     OPERATING EXPENSES

          Total operating expenses decreased by 3.1% from $3,911,500 for the first quarter of fiscal 2004 to $3,788,700 for the first quarter of fiscal 2005. Payroll and related expenses were 30.3% of sales versus 31.4% of sales for the corresponding quarter of the previous year primarily due to productivity improvements, lower health insurance costs and the increased sales volume. Other operating expenses decreased to 22.1% of sales for the first quarter this year versus 24.1% of sales primarily due to decreases in costs directly attributable to the closing of Monmouth and the increase in sales versus last year.

          Depreciation and amortization expenses in the first quarter were lower by approximately $21,900 versus last year due primarily to the closing of Monmouth and the expiration of fully depreciated assets.

          General and administrative expenses for the current quarter were $14,200 lower versus last year primarily due to reductions in corporate staff and lower health insurance costs.

     OTHER INCOME AND EXPENSE

          Interest expense was $4,700 lower for the quarter ended April 25, 2004 compared to the first quarter of last year due to debt reduction. Investment income was $700 lower in the first quarter compared to last year primarily due to a net loss of $5,600 realized on the sale of investments.

     NET INCOME (LOSS)

          The Company realized net income of $129,800 or $.03 per share for the quarter ended April 25, 2004 as compared to a net loss of $3,600 for the quarter ended April 27, 2003. The primary components of the improvement this year are a 3% increase in sales due to a strong Florida tourist season and a mild New Jersey winter and a decrease in total operating expenses primarily due to the closing of Monmouth.

     LIQUIDITY AND CAPITAL RESOURCES

          The Company's ratio of current assets to current liabilities was 2.62:1 at April 25, 2004 compared to 2.56:1 at the year ended January 25, 2004. Working capital was $3,712,600 at April 25, 2004 versus $3,686,800 at the year end, an increase of $25,800. During the first quarter ended April 25, 2004, net cash increased by $62,400. Net cash provided by operating activities was $472,700. The primary components were net income after adjustment for depreciation, of $401,500, an increase in inventories of $75,400 primarily related to bulk purchases of shrimp to take advantage of market conditions and an increase of $47,900 in accounts payable due to increased sales and the inventory purchases.

          Investing activities during the first quarter of fiscal 2005 resulted in a net cash outflow of approximately $373,800. The primary components were capital expenditures of $149,800 for routine restaurant improvements, a final payment of $120,000 paid as per the Surrender Agreement associated with the closing of Monmouth (see Note 6) and investment purchases of $711,800 for available-for-sale securities offset by $649,400 from the sale of investments.

          Financing activities for the quarter ended April 25, 2004 resulted in a net cash outflow of $36,500 for debt repayment.

          During the corresponding quarter ended April 27, 2003, working capital increased by $124,100 and net cash increased by $122,000. The primary components of the first quarter of last year's cash flow were net income, after adjustment for depreciation of $290,000, an increase in prepaid expenses of $135,600 due to a change in the financing of the Company's property insurance renewal, an increase of $163,700 in accounts payable primarily due to the timing of several prepaid expenses including insurance and accounting, capital expenditures of $129,100 for restaurant improvements, debt repayment of $42,000 and $59,600 for the repurchase of 40,000 shares of the Company's Common Stock pursuant to a December 24, 2002 Board of Directors authorization which expired on January 29, 2004.

          Subsequent to the quarter ended April 25, 2004, the Company sold the restaurant and property located in Jensen Beach, Florida for $900,000 to an unrelated party. The sale resulted in a gain of approximately $390,000 which will be recorded in the second quarter this year.

          Also, subsequent to the quarter ended April 25, 2004, the Company entered into an agreement to sell the liquor license used at Monmouth for $675,000. The agreement is contingent on the purchaser meeting certain requirements.

          Management anticipates that funds from operations will be sufficient to meet obligations for the balance of fiscal 2005, including planned capital expenditures of approximately $395,000 in addition to those incurred during the first quarter.


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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         31 -  Certification of Principal Executive and Principal Financial
                    Officer

         32 -  Certification  pursuant to 18 U.S.C.  Section  1350 of Principal
                    Executive and Principal Financial Officer

(b) REPORTS ON FORM 8-K


     During the quarter ended April 25, 2004, the Company filed the following current reports on Form 8-K


     DATE                                    ITEM NO.

     January 30, 2004                        5- Reporting  the  retention by the
                                             Special Committee, appointed by the
                                             Board of  Directors to evaluate the
                                             offer  by the  Lombardi  Restaurant
                                             Group to purchase the shares of the
                                             Company's minority stockholders, of
                                             the  investment   banking  firm  of
                                             Houlihan   Lokey   Howard  &  Zukin
                                             Financial  Advisors,  Inc. to opine
                                             to   the   Committee   as  to   the
                                             fairness, from a financial point of
                                             view, of the offer.

     March 8, 2004                           5- Reporting  the  rejection by the
                                             Special  Committee  of the  initial
                                             $1.75 cash purchase price per share
                                             offer  of the  Lombardi  Restaurant
                                             Group.

     March 15, 2004                          5-  Reporting  the  increase of the
                                             offer  by the  Lombardi  Restaurant
                                             Group to a cash  purchase  price of
                                             $2.50 per share.

     April 19, 2004                          5- Reporting  the  rejection by the
                                             Special  Committee of the $2.50 per
                                             share   offer   of   the   Lombardi
                                             Restaurant Group.

     Subsequent to the close of the quarter ended April 25, 2004, the Company filed the following current report on Form 8-K.

     June 1, 2004                            5- Reporting the  determination  of
                                             the Special  Committee to recommend
                                             that the Board of Directors  accept
                                             the increased offer of the Lombardi
                                             Restaurant  Group to  purchase  the
                                             stock  of  the  Company's  minority
                                             stockholders  at  a  cash  purchase
                                             price of $3.12 per share.

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



     DATED:  JUNE 9, 2004