Form 10QSB
period 2004-06-25
CHEFS INTERNATIONAL INC
filed 2004-09-08
CIK 201424

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JULY 25, 2004

                                       OR

(    ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

       For the transition period from _________________ to _______________

                          Commission file number 0-8513
                                                 ------

                            CHEFS INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                     22-2058515
---------------------------------             ----------------------------------
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

          CLASS                         OUTSTANDING SHARES AT AUGUST 13, 2004
----------------------------            ---------------------------------------
Common Stock, $.01 par value                        3,926,133

                            CHEFS INTERNATIONAL, INC.

                                    I N D E X

                                                                     PAGE NO.


PART I   FINANCIAL INFORMATION
         ITEM 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -                                   1-2
         July 25, 2004 (unaudited) and January 25, 2004

         Consolidated Statements of Operations -                          3
         Six and Three Months Ended July 25, 2004 and
         July 27, 2003 (unaudited)

         Consolidated Statements of Cash Flows -                          4
         Six and Three Months Ended July 25, 2004 and
         July 27, 2003 (unaudited)

         Notes to Consolidated Financial Statements (unaudited)          5-6

         ITEM 2.  Management's Discussion and Analysis                  7-10
         of Financial Condition and Results of Operations

         ITEM 3.  Controls and Procedures                                11

PART II  OTHER INFORMATION

         ITEM 6. Exhibits                                                12

SIGNATURES                                                               13

CERTIFICATIONS                                                      14 - 19

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

           PART I - FINANCIAL INFORMATION


ITEM I - CONSOLIDATED FINANCIAL STATEMENTS


                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------


                                              JULY 25, 2004    JANUARY 25, 2004
                                              -------------    ----------------
                                               (Unaudited)
CURRENT ASSETS:
       Cash and cash equivalents                $ 2,815,496        $ 1,410,899
       Available-for-sale securities              2,322,647          2,435,090
       Miscellaneous receivables                    110,549             79,076
       Receivable - related party                    40,000             40,000
       Inventories                                1,314,995          1,240,054
       Deferred income taxes                        332,000            654,000
       Prepaid expenses and other                    87,486            197,976
                                                -----------        -----------

       TOTAL CURRENT ASSETS                       7,023,173          6,057,095
                                                -----------        -----------

PROPERTY AND EQUIPMENT, at cost                  19,490,899         20,076,717

       Less: Accumulated depreciation             8,705,387          8,714,945
                                                -----------        -----------

       PROPERTY AND EQUIPMENT, net               10,785,512         11,361,772
                                                -----------        -----------


OTHER ASSETS:
       Asset held for sale                           50,181             50,181
       Receivable - related party                    18,523             38,523
       Liquor Licenses                              839,732            839,732
       Non-Compete agreement                         33,667             39,980
       Equity in life insurance policies            641,024            641,024
       Deferred income taxes                        370,000            370,000
       Other                                        169,652            138,656
                                                -----------        -----------

       TOTAL OTHER ASSETS                         2,122,779          2,118,096
                                                -----------        -----------

                                                $19,931,464        $19,536,963
                                                ===========        ===========


The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------



                                               JULY 25, 2004    JANUARY 25, 2004
                                               -------------    ----------------
                                               (Unaudited)

CURRENT LIABILITIES:
       Notes and mortgages payable,
          current maturities                    $   268,633        $   266,346
       Accounts payable                             865,647            822,590
       Accrued payroll                              142,650            124,293
       Accrued expenses                             751,419            633,863
       Gift certificates                            349,333            523,167
                                                -----------        -----------

                 TOTAL CURRENT LIABILITIES        2,377,682          2,370,259
                                                -----------        -----------

NOTES AND MORTGAGES PAYABLE                       1,563,664          1,694,092
                                                -----------        -----------

OTHER LIABILITIES:
       Accrued retirement                           582,417            589,720
       Interest rate swap agreements                102,325            149,602
                                                -----------        -----------

           OTHER LIABILITIES                        684,742            739,322
                                                -----------        -----------

STOCKHOLDERS' EQUITY:
       Capital stock - common $.01 par value,
           Authorized 15,000,000 shares,
           Issued and outstanding 3,926,133          39,261             39,261
       Additional paid-in capital                31,488,831         31,488,831
       Accumulated deficit                      (16,121,147)       (16,815,013)
       Accumulated other comprehensive
          (loss) income                            (101,569)            20,211
                                                -----------        -----------



                 TOTAL STOCKHOLDERS' EQUITY      15,305,376         14,733,290
                                                -----------        -----------

                                                $19,931,464        $19,536,963
                                                ===========        ===========



The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    SIX MONTHS ENDED                      THREE MONTHS ENDED
                                                                    ----------------                      ------------------
                                                           JULY 25, 2004        JULY 27, 2003      JULY 25, 2004     JULY 27, 2003
                                                           -------------       -------------       -------------      -------------

SALES                                                      $ 12,184,325        $ 12,126,530        $  6,331,859        $  6,447,736

COST OF GOODS SOLD                                            3,886,531           3,792,601           2,020,193           2,018,282
                                                           ------------        ------------        ------------        ------------

             GROSS PROFIT                                     8,297,794           8,333,929           4,311,666           4,429,454
                                                           ------------        ------------        ------------        ------------

OPERATING EXPENSES:
    Payroll and related expenses                              3,613,228           3,672,202           1,840,703           1,890,195
    Other operating expenses                                  2,568,767           2,690,147           1,276,929           1,321,097
    Depreciation and amortization                               534,708             574,646             262,949             280,989
    General and administrative expenses                         921,039             936,935             468,447             470,170
    (Gain) loss on closing restaurant                          (415,473)            410,024            (415,473)            410,024
                                                           ------------        ------------        ------------        ------------

             TOTAL OPERATING EXPENSES                         7,222,269           8,283,954           3,433,555           4,372,475
                                                           ------------        ------------        ------------        ------------

             INCOME FROM OPERATIONS                           1,075,525              49,975             878,111              56,979
                                                           ------------        ------------        ------------        ------------

OTHER INCOME (EXPENSE):
    Interest expense                                            (73,939)            (82,668)            (36,406)            (40,395)
    Investment income                                            77,280              75,580              41,376              38,949
                                                           ------------        ------------        ------------        ------------

             OTHER INCOME (EXPENSE), NET                          3,341              (7,088)              4,970              (1,446)
                                                           ------------        ------------        ------------        ------------

             INCOME BEFORE INCOME TAXES                       1,078,866              42,887             883,081              55,533

PROVISION FOR INCOME TAXES                                      385,000              10,000             319,000              19,000
                                                           ------------        ------------        ------------        ------------

     NET INCOME                                            $    693,866        $     32,887        $    564,081        $     36,533
                                                           ============        ============        ============        ============


BASIC AND DILUTED INCOME
     PER COMMON SHARE                                      $        .18        $        .01        $        .14        $        .01
                                                           ============        ============        ============        ============

Weighted average number
     of shares outstanding                                    3,926,133           3,926,045           3,926,133           3,926,045


The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

          SIX MONTHS ENDED JULY 25, 2004 AND JULY 27, 2003 (Unaudited)


                                                                                                               2004          2003
                                                                                                               ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                                                        $   693,866    $    32,887
       Adjustments to reconcile net income to net
         cash provided by operating activities:
             Depreciation and amortization                                                                   534,708        574,646
             Deferred income taxes                                                                           322,000             --
             Loss (gain) on sale of investments                                                                5,640         (5,187)
             (Gain) loss on closing restaurant                                                              (415,473)       410,024

             Changes in assets and liabilities:
                 (Increase) decrease in:
                     Miscellaneous receivables                                                               (11,473)       (55,375)
                    Inventories                                                                              (74,941)      (156,279)
                    Prepaid expenses                                                                         110,490        (73,617)
                  Increase (decrease) in:
                    Accounts payable                                                                          43,057        329,179
                    Accrued expenses and other liabilities                                                    74,776         74,105
                                                                                                         -----------    -----------

       NET CASH PROVIDED BY OPERATING ACTIVITIES                                                           1,282,650      1,130,383
                                                                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchase of property and equipment                                                             (378,854)      (258,946)
             Closing of restaurant                                                                          (120,000)       (60,000)
             Sale of restaurant                                                                              842,192
             Sale or redemption of investments                                                               649,397         73,950
             Purchase of investments                                                                        (711,651)        (9,185)
             Other                                                                                           (30,996)         6,657
                                                                                                         -----------    -----------

       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                                   250,088       (247,524)
                                                                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
             Repayment of debt                                                                              (128,141)      (134,838)
             Purchase and retirement of treasury stock                                                            --        (59,200)
             Additional paid in capital                                                                           --          1,990
                                                                                                         -----------    -----------

       NET CASH (USED IN) FINANCING ACTIVITIES                                                              (128,141)      (192,048)
                                                                                                         -----------    -----------

       NET INCREASE IN CASH AND CASH EQUIVALENTS                                                           1,404,597        690,811

CASH AND CASH EQUIVALENTS:
             Beginning                                                                                     1,410,899      1,069,857
                                                                                                         -----------    -----------
             Ending                                                                                      $ 2,815,496    $ 1,760,668
                                                                                                         ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
             Cash payment for:
                  Interest                                                                               $    74,267    $    82,729
                                                                                                         ===========    ===========
                  Income taxes paid                                                                      $        --    $     4,000
                                                                                                         ===========    ===========

Noncash Transactions:
       (Decrease) increase in fair value of securities available for sale                                $  (169,057)   $   230,017
                                                                                                         ===========    ===========

       Change in fair value of derivatives accounted for as hedges                                       $    47,277    $    15,982
                                                                                                         ===========    ===========

The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 1: BASIS OF PRESENTATION

The accompanying financial statements have been prepared by Chefs International, Inc. (the "Company") and are unaudited. In the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements pursuant to the rules and regulations of the SEC. The consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 25, 2004 and notes thereto included in the Company's Annual Report on Form 10-KSB filed with the SEC. The results of operations and the cash flows for the six and three month periods ended July 25, 2004 presented in the consolidated financial statements are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

NOTE 2: EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. There are no common stock equivalents.

NOTE 3: INVENTORIES

Inventories consist of the following:   JULY 25, 2004           JANUARY 25, 2004
                                        -------------           ----------------
               Food                      $   691,373             $   644,547
               Beverages                     171,116                 149,243
               Supplies                      452,506                 446,264
                                        ------------            ------------
                                         $ 1,314,995             $ 1,240,054
                                         ===========             ===========


NOTE 4: INCOME TAXES

At July 25, 2004, the Company had net deferred tax assets of approximately $702,000 arising principally from net operating loss carryforwards. Management has determined that it is more likely than not that future taxable income will be sufficient to utilize the net operating loss carryforwards. Therefore, no allowance has been established to offset these assets.

NOTE 5: DEPRECIATION AND AMORTIZATION

The Company depreciates its property and equipment using the straight-line method over the estimated useful lives of the assets, ranging from three to forty years.

NOTE 6: RESTAURANT CLOSINGS

In June 2003 the Company closed one of its Mexican theme restaurants. In connection with the closing, the Company wrote off leasehold improvements and other equipment of $230,024 and entered into a

Surrender Agreement with the restaurant's landlord which required the Company to pay $180,000, of which $60,000 was paid during the second quarter ended July 27, 2003. The remaining balance of $120,000 was paid during the first quarter ended April 25, 2004. The Company recorded a loss on closing this restaurant of $410,000 for the six months ended July 27, 2003.

Additionally, the Company granted the landlord an option to purchase the closed restaurant's liquor license. The landlord declined to exercise the right to purchase the liquor license and subsequent to the quarter ended April 25, 2004, the Company entered into an agreement with an unaffiliated buyer to sell the license for approximately $675,000 pending government approval of the license transfer. During the second quarter ended July 25, 2004, the buyer declined to purchase the license. The license is currently for sale.

Subsequent to the year ended January 25, 2004, the Company entered into a contract to sell the restaurant and property located in Jensen Beach, Florida. Pursuant to the terms of the contract, the restaurant was sold on May 3, 2004 for $900,000 with the Company recognizing a gain of approximately $415,500 which is included in the results of operations for the second quarter ended July 25, 2004.


NOTE 7: HEDGING INSTRUMENTS

The Company has interest rate swap agreements relating to a portion of its variable rate debt. The interest rate swap agreements are designated as cash flow hedges and are reflected at fair value in the consolidated balance sheet and the related losses on these contracts are deferred in stockholders' equity as a component of accumulated other comprehensive (loss).


NOTE 8: OTHER

On November 21, 2003, the Company announced that it had received an offer from the principal shareholders of the Company, who own approximately 61% of the Company's outstanding common stock, to purchase all of the remaining outstanding shares of common stock for a cash purchase price of $1.75 per share, subject to various conditions. The Company's Board of Directors appointed a Special Committee, consisting of the three non-principal shareholder directors, to review and analyze the proposal. The initial purchase price of $1.75 was rejected by the Special Committee which concluded that the offered price did not adequately reflect the Company's value. A subsequent offer of $3.12 per share was deemed acceptable by the Special Committee and accepted by the Board. In view of the fact that the proposal is subject to various conditions, no assurance can be given that the proposed purchase will be completed.


NOTE 9: RESIGNATION OF PRESIDENT, TREASURER, PRINCIPAL EXECUTIVE AND PRINCIPAL FINANCIAL OFFICER

In April 2004, Anthony C. Papalia, the Company's president, treasurer, principal executive and principal financial officer requested of the Board that he be released from his employment contract effective at the close of business on June
28, 2004 "...in  order to pursue  personal  interests  ...." The Board agreed to release Mr. Papalia from his employment contract at said date and he agreed to a one year non-competition agreement with the Company. The Board elected Robert M. Lombardi as the new president of the Company. Martin Fletcher, the Company's controller, succeeded Mr. Papalia as the Company's treasurer and principal financial officer.

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

RECENT DEVELOPMENTS

On June 1, 2004, the Company announced that a Special Committee of its Board of Directors, appointed to evaluate a proposal made by the Lombardi Restaurant Group (owned by the principal stockholders of the Company) to purchase the interests of the Company's minority stockholders at a cash purchase price of $3.12 per share (increased from an initial offer of $1.75 per share), had determined to recommend that the Board accept the proposal. The Board has accepted the proposal. As the proposal is subject to various conditions, no assurances can be given that the proposed purchase will be completed.

The Company reported in its Annual Report on Form 10-KSB for the year ended January 25, 2004 that the employment of Anthony C. Papalia as the Company's president, principal executive officer, treasurer and principal financial officer, was ending effective at the close of business on June 28, 2004, at Mr.
Papalia's request, to enable him "...to pursue personal interests...." Robert M.
Lombardi,  chairman  of the  board,  succeeded  Mr.  Papalia  as  president  and principal executive officer. Martin Fletcher, the Company's controller, succeeded Mr. Papalia as treasurer and principal financial officer.

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

The Company currently operates nine restaurants on a year-round basis. The Company closed its Escondido's Mexican Restaurant in the Monmouth Mall during the second quarter of calendar year 2003 and sold its Jensen Beach, Florida Lobster Shanty during the second quarter of calendar year 2004. The Company opened its first seafood restaurant in November 1978 and currently has six free-standing seafood restaurants in New Jersey and Florida operating under the names "Jack Baker's Lobster Shanty" or "Baker's Wharfside." The Company opened its first Mexican theme restaurant, located in New Jersey, in April 1996, under the name "Garcia's." On February 1, 2002, Garcia's began to operate under the trade name Escondido's ("Monmouth"). The Company closed this restaurant during the second quarter of fiscal 2004. In February 2000, the Company commenced the operation of Moore's Tavern and Restaurant, ("Moore's"), a free-standing restaurant in Freehold, New Jersey serving an eclectic American food type menu. On January 29, 2002, the Company commenced operation of Escondido's Mexican Restaurant ("Freehold"), a Mexican theme restaurant located in Freehold, New Jersey, adjacent to Moore's. On April 1, 2002, the Company acquired the operations of Mr. Manatee's Casual Grille ("Manatee's"), a casual theme restaurant primarily featuring seafood items, located in Vero Beach, Florida near the Company's Vero Beach, Florida Lobster Shanty. The sale of the Jensen Beach restaurant in May 2004 reduced the number of restaurants operated by the Company to nine.

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

The Company operated eleven restaurants during the second quarter of its prior fiscal year.

RESULTS OF OPERATIONS

SALES
     Sales for the six months ended July 25, 2004 ("fiscal 2005") were $12,184,300, an increase of $57,800 or .5 %, as compared to $12,126,500 for the six months ended July 27, 2003 ("fiscal 2004"). For the second quarter ended July 25, 2004, sales were $6,331,900, a decrease of $115,900 or 1.8%, as compared to the second quarter of fiscal 2004. Increased sales of $546,100 and $223,800 for the nine restaurants that operated throughout the entire comparable periods were offset by decreased sales of $311,800 and $127,300 at the Monmouth Escondido's ("Monmouth") which was closed in June 2003 and decreased sales of $176,500 and $212,300 at the Jensen Beach, Florida Lobster Shanty ("Jensen Beach") which was sold in May 2004. The three Florida restaurants that operated during the comparable periods realized increased sales of $246,800 or 6.3% and $50,200 or 3.2% versus last year due to a very strong tourist season in Florida and steady sales this summer. The six New Jersey restaurants that operated during the comparable periods realized increased sales of $299,300 or 4.2% and $173,600 or 3.9% versus last year primarily due to a milder winter and despite a lackluster tourist season due to a rainy July when sales were down by $113,500 or 6.3% versus last July. Sales in both states continue to be under pressure due to concerns related to terrorism threats, the Iraq war and the record price of gasoline. The number of customers served in the nine restaurants which operated during the comparable six and three month periods increased by .6% and fell by 1.2% respectively while the average check paid per customer increased by 4.3% and 4.9% versus last year.

GROSS PROFIT; GROSS MARGIN

     Gross profit was $8,297,800 or 68.1% of sales for the six month period and $4,311,700 or 68.1% of sales for the second quarter ended July 25, 2004, compared to $8,333,900 or 68.7% and $4,429,500 or 68.7% for the comparable periods of fiscal 2004. The primary reasons for the slight decline are continued increases in commodity costs, particularly poultry, beef and dairy, the addition of fuel surcharges by suppliers, and the closing of the

Monmouth restaurant with its lower cost Mexican fare. Management raised some menu prices and introduced lower cost specials to compensate for the higher costs.

OPERATING  EXPENSES
     Total operating expenses decreased by 12.8% from $8,284,000 during the first six months of fiscal 2004 to $7,222,300 during the first six months of fiscal 2005, and by 21.5% from $4,372,500 for the second quarter of fiscal 2004 to $3,433,600 for the second quarter of the current year. Payroll and related expenses were 29.7% of sales for the six months and 29.1% for the second quarter this year compared to 30.3% and 29.3% respectively for the comparable periods last year. The primary reasons for the improvement are lower health insurance costs and the closure of Monmouth and Jensen Beach which operated with higher payroll costs. Other operating expenses decreased to 21.1% of sales versus 22.2% of sales for the six month comparison and 20.2% of sales versus 20.5% of sales for the second quarter comparisons primarily due to the decrease in costs directly attributable to the closing of Monmouth and Jensen Beach which offset a 12% increase in utility costs at the other nine restaurants related to the recent increases in fuel costs.

     Depreciation and amortization expenses were lower by approximately $39,900 and $18,000 over last year for the six and three month periods ended July 25, 2004 due primarily to the closings of Monmouth and Jensen Beach.

     General and administrative expenses were lower by $15,900 and $1,700 versus last year for the six and three month periods due primarily to reductions in salaries and payroll taxes and group health insurance costs.

     During the second quarter ended July 25, 2004, the Company sold the restaurant and property located in Jensen Beach, Florida for $900,000 in cash to an unrelated party. The sale resulted in a gain of approximately $415,000. In June 2003, the Company closed the Monmouth Mall Mexican theme restaurant and recorded a loss of approximately $410,000 which included an early lease termination fee of $180,000.

OTHER INCOME AND EXPENSE
     Interest expense decreased by $8,700 and $4,000 for the six and three months ended July 25, 2004 as compared to the comparable periods last year due to debt reduction. Interest income was slightly higher for both periods this year which includes a net loss of $5,600 realized on the sale of investments versus last year which included a net gain of $5,200 on the sale of investments.

NET INCOME (LOSS)
     The Company realized net income of $693,900 or $.18 per share for the six months ended July 25, 2004 as compared to net income of $32,900 or $.01 per share for the six months ended July 27, 2003. For the second quarter ended July 25, 2004, net income was $564,000 or $.14 per share as compared to net income of $36,500 or $.01 per share for the prior corresponding quarter. The primary component of the improvement in income is the gain of $415,000 recognized on the sale of Jensen Beach versus last year's loss of $410,000 associated with the closing of Monmouth.

LIQUIDITY AND CAPITAL RESOURCES
     The Company's ratio of current assets to current liabilities was 2.95:1 at July 25, 2004 compared to 2.56:1 at the year ended January 25, 2004. Working capital was $4,645,500 at July 25, 2004 versus $3,686,800 at the year end, an increase of $958,700. During the six months ended July 25, 2004, net cash increased by $1,404,600. Net cash provided by operating activities was
$1,282,600. The primary components were net income after adjustment for depreciation, deferred taxes and the gain on the sale of Jensen Beach, totaling $1,135,100, offset by an increase in inventories of $74,900 primarily related to bulk purchases of shrimp to take advantage of market conditions and a decrease in prepaid expenses primarily as a result of a change in the financing of the Company's annual property and casualty insurance program.

     Investing activities during the first six months of fiscal 2005 resulted in a net increase in cash of $250,100. The primary components were capital expenditures of $378,900 for restaurant improvements, a final payment of $120,000 paid as per the Surrender Agreement associated with the closing of Monmouth (see Note 6), $842,200 in net cash realized on the sale of Jensen Beach (see Note 6), and investment purchases of $711,700 for available-for-sale securities offset by $649,400 from the sale of investments.

     Financing activities for the six months ended July 25, 2004 resulted in a net cash outflow of $128,100 for debt repayment.

     During the corresponding six month period ended July 27, 2003, working capital increased by $642,000 and net cash increased by $690,800. The primary components of last year's cash flow were net income, after adjustment for depreciation and the loss on closing Monmouth, of $1,017,600, offset by an increase in inventories of $156,300 related to the usual New Jersey summer season buildup, an increase of $329,200 in accounts payable related to the inventory increase, capital expenditures of $258,900 for restaurant improvements, debt repayment of $134,800 and $59,200 for the repurchase of 40,000 shares of the Company's Common Stock.

     Due to the destruction caused by Hurricane Frances ("Frances"), the Company has been forced to close all three Florida restaurants and is unable, at the present time, to predict when the three restaurants will reopen and the extent to which its losses caused by Frances will be covered by its existing insurance.

     Management anticipates that funds from operations will be sufficient to meet obligations for the balance of fiscal 2005, including planned capital expenditures of approximately $266,000 in addition to those incurred during the first six months.

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

      CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES



ITEM 3 - CONTROLS AND PROCEDURES

           (a) EXPLANATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's principal executive and principal financial officers after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date")) have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

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

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS

             EXHIBITS

               31-  Certifications  of  Principal   Executive  and  Principal
                    Financial Officer

               32-  Certifications   pursuant  to  18  U.S.C.  Section  1350  of
                    Principal Executive and Principal Financial Officer

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES


                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



      CHEFS INTERNATIONAL, INC.



      /S/ ROBERT LOMBARDI
      -------------------
      ROBERT LOMBARDI
      Principal Executive Officer

      /S/ MARTIN W. FLETCHER
      ----------------------
      MARTIN W. FLETCHER
      Principal Financial Officer



      DATED:  SEPTEMBER 8, 2004
              -----------------