Form 10QSB
period 2004-10-24
CHEFS INTERNATIONAL INC
filed 2004-12-08
CIK 201424

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended OCTOBER 24, 2004

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

            Class                        Outstanding Shares at November 12, 2004
----------------------------             ---------------------------------------
Common Stock, $.01 par value                            3,926,105

                            CHEFS INTERNATIONAL, INC.

                                      INDEX



PART I    FINANCIAL INFORMATION                                         PAGE NO.
          ---------------------                                         --------

          ITEM 1.  Consolidated Financial Statements

          Consolidated Balance Sheets -                                   1 - 2
          October 24, 2004 (unaudited) and January 25, 2004

          Consolidated Statements of Operations -                           3
          Nine and Three Months Ended October 24, 2004 and
          October 26, 2003 (unaudited)

          Consolidated Statements of Cash Flows -                           4
          Nine and Three Months Ended October 24, 2004 and
          October 26, 2003 (unaudited)

          Notes to Consolidated Financial Statements (unaudited)          5 - 6

          ITEM 2.  Management's Discussion and Analysis                   7 - 11
          of Financial Condition and Results of Operations

          ITEM 3.  Controls and Procedures                                 12

PART II   OTHER INFORMATION
          -----------------

          ITEM 6. Exhibits                                                 13

SIGNATURES                                                                 14

CERTIFICATIONS                                                           15 - 20

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

         PART I  - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                           October 24, 2004     January 25, 2004
                                           ----------------     ----------------
                                             (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents              $ 2,137,980           $ 1,410,899
      Available-for-sale securities            2,521,321             2,435,090
      Miscellaneous receivables                  100,979                79,076
      Receivable - related party                  40,000                40,000
      Inventories                              1,141,878             1,240,054
      Deferred income taxes                      366,000               654,000
      Prepaid expenses and other                 103,376               197,976
                                             -----------           -----------

      TOTAL CURRENT ASSETS                     6,411,534             6,057,095
                                             -----------           -----------

PROPERTY AND EQUIPMENT, at cost               19,786,567            20,076,717

      Less: Accumulated depreciation           8,793,666             8,714,945
                                             -----------           -----------

      PROPERTY AND EQUIPMENT, net             10,992,901            11,361,772
                                             -----------           -----------


OTHER ASSETS:
      Asset held for sale                         50,181                50,181
      Receivable - related party                   8,522                38,523
      Liquor Licenses                            839,732               839,732
      Non-Compete agreement                       30,511                39,980
      Equity in life insurance policies          641,024               641,024
      Deferred income taxes                      370,000               370,000
      Other                                      279,610               138,656
                                             -----------           -----------

      TOTAL OTHER ASSETS                       2,219,580             2,118,096
                                             -----------           -----------

                                             $19,624,015           $19,536,963
                                             ===========           ===========


The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                 October 24, 2004     January 25, 2004
                                                                 ----------------     ----------------
                                                                    (Unaudited)

CURRENT LIABILITIES:
      Notes and mortgages payable, current maturities               $   269,348          $   266,346
      Accounts payable                                                  573,940              822,590
      Accrued payroll                                                   132,939              124,293
      Accrued expenses                                                  832,756              633,863
      Gift certificates                                                 318,972              523,167
                                                                    -----------          -----------

               TOTAL CURRENT LIABILITIES                              2,127,955            2,370,259
                                                                    -----------          -----------

NOTES AND MORTGAGES PAYABLE                                           1,451,255            1,694,092
                                                                    -----------          -----------

OTHER LIABILITIES:
      Accrued retirement                                                577,802              589,720
      Interest rate swap agreements                                     115,715              149,602
                                                                    -----------          -----------

         OTHER LIABILITIES                                              693,517              739,322
                                                                    -----------          -----------

STOCKHOLDERS' EQUITY:
      Capital stock - common $.01 par value,
         Authorized 15,000,000 shares,
         Issued and outstanding 3,926,105                                39,261               39,261
      Additional paid-in capital                                     31,488,831           31,488,831
      Accumulated deficit                                           (16,178,871)         (16,815,013)
      Accumulated other comprehensive income                              2,067               20,211
                                                                    -----------          -----------



               TOTAL STOCKHOLDERS' EQUITY                            15,351,288           14,733,290
                                                                    -----------          -----------

                                                                    $19,624,015          $19,536,963
                                                                    ===========          ===========


The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Nine Months Ended                        Three Months Ended
                                                            -----------------                        ------------------
                                                  October 24, 2004     October 26, 2003     October 24, 2004     October 26, 2003
                                                  ----------------     ----------------     ----------------     ----------------

SALES                                               $ 17,308,614         $ 17,966,680         $  5,124,289         $  5,840,150

COST OF GOODS SOLD                                     5,526,836            5,629,933            1,640,305            1,837,332
                                                    ------------         ------------         ------------         ------------

           GROSS PROFIT                               11,781,778           12,336,747            3,483,984            4,002,818
                                                    ------------         ------------         ------------         ------------

OPERATING EXPENSES:
    Payroll and related expenses                       5,129,678            5,416,202            1,516,450            1,744,000
    Other operating expenses                           3,670,480            3,921,573            1,101,713            1,231,426
    Depreciation and amortization                        791,704              845,859              256,996              271,213
    General and administrative expenses                1,314,977            1,396,088              393,938              459,153
    (Gain) loss on closing restaurant                   (415,473)             410,024                  ---                  ---
    Hurricane property and inventory losses              320,366                  ---              320,366                  ---
                                                    ------------         ------------         ------------         ------------

           TOTAL OPERATING EXPENSES                   10,811,732           11,989,746            3,589,463            3,705,792
                                                    ------------         ------------         ------------         ------------

           INCOME (LOSS) FROM OPERATIONS                 970,046              347,001             (105,479)             297,026
                                                    ------------         ------------         ------------         ------------

OTHER INCOME (EXPENSE):
    Interest expense                                    (109,303)            (121,248)             (35,364)             (38,580)
    Investment income                                    114,399              111,146               37,119               35,566
                                                    ------------         ------------         ------------         ------------

           OTHER INCOME (EXPENSE), NET                     5,096              (10,102)               1,755               (3,014)
                                                    ------------         ------------         ------------         ------------

           INCOME (LOSS) BEFORE INCOME TAXES             975,142              336,899             (103,724)             294,012

PROVISION FOR (BENEFIT FROM) INCOME TAXES                339,000              115,000              (46,000)             105,000
                                                    ------------         ------------         ------------         ------------

     NET INCOME (LOSS)                              $    636,142         $    221,899         $    (57,724)        $    189,012
                                                    ============         ============         ============         ============


BASIC AND DILUTED INCOME (LOSS)
     PER COMMON SHARE                               $        .16         $        .06         $        (01)        $        .05
                                                    ============         ============         ============         ============

Weighted average number
     of shares outstanding                             3,926,105            3,926,112            3,926,105            3,926,112


The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

       NINE MONTHS ENDED OCTOBER 24, 2004 AND OCTOBER 26, 2003 (Unaudited)

                                                                                   2004                2003
                                                                                   ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                $   636,142         $   221,899
     Adjustments to reconcile net income to net
       cash provided by operating activities:
           Depreciation and amortization                                           791,704             845,859
           Deferred income taxes                                                   288,000              85,000
           Loss (gain) on sale of investments                                        9,546              (7,312)
           (Gain) loss on closing restaurant                                      (415,473)            410,024
           Hurricane property loss                                                  78,623                 ---

           Changes in assets and liabilities:
             (Increase) decrease in:
                Miscellaneous receivables                                            8,098              26,034
                Inventories                                                         98,176             (23,053)
                Prepaid expenses                                                    94,600             (35,466)
             Increase (decrease) in:
                Accounts payable                                                  (248,650)           (158,010)
                Accrued expenses and other liabilities                             111,426             (35,443)
                                                                               -----------         -----------

     NET CASH PROVIDED BY OPERATING ACTIVITIES                                   1,452,192           1,329,532
                                                                               -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchase of property and equipment                                     (924,152)           (328,671)
           Closing of restaurant                                                  (120,000)            (60,000)
           Sale of restaurant                                                      842,192
           Sale or redemption of investments                                       745,491             186,451
           Purchase of investments                                                (893,299)            (14,293)
           Other                                                                  (135,508)              5,822
                                                                               -----------         -----------

     NET CASH (USED IN) INVESTING ACTIVITIES                                      (485,276)           (210,691)
                                                                               -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Repayment of debt                                                      (239,835)           (245,631)
           Purchase and retirement of treasury stock                                   ---             (59,200)
           Additional paid in capital                                                  ---               1,990
                                                                               -----------         -----------

     NET CASH (USED IN) FINANCING ACTIVITIES                                      (239,835)           (302,841)
                                                                               -----------         -----------

     NET INCREASE IN CASH AND CASH EQUIVALENTS                                     727,081             816,000

CASH AND CASH EQUIVALENTS:
           Beginning                                                             1,410,899           1,069,857
                                                                               -----------         -----------
           Ending                                                              $ 2,137,980         $ 1,885,857
                                                                               ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
           Cash payment for:
               Interest                                                        $   110,386         $   122,063
                                                                               ===========         ===========
               Income taxes paid                                               $       ---         $     4,000
                                                                               ===========         ===========

Noncash Transactions:
     (Decrease) increase in fair value of securities available for sale        $   (52,031)        $   297,064
                                                                               ===========         ===========

     Change in fair value of derivatives accounted for as hedges               $    33,887         $    32,398
                                                                               ===========         ===========


The accompanying notes are an integral part of these financial statements.

                   CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 1: BASIS OF PRESENTATION

The accompanying financial statements have been prepared by Chefs International, Inc. (the "Company") and are unaudited. In the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements pursuant to the rules and regulations of the SEC. The consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 25, 2004 and notes thereto included in the Company's Annual Report on Form 10-KSB filed with the SEC. The results of operations and the cash flows for the nine and three month periods ended October 24, 2004 presented in the consolidated financial statements are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

NOTE 2: EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. There are no common stock equivalents.

NOTE 3: INVENTORIES

Inventories consist of the following:      October 24, 2004     January 25, 2004
                                           ----------------     ----------------
             Food                             $   566,212          $   644,547
             Beverages                            140,692              149,243
             Supplies                             434,974              446,264
                                              -----------          -----------
                                              $ 1,141,878          $ 1,240,054
                                              ===========          ===========


NOTE 4: INCOME TAXES

At October 24, 2004, the Company had net deferred tax assets of approximately $736,000 arising principally from net operating loss carryforwards. Management has determined that it is more likely than not that future taxable income will be sufficient to utilize the net operating loss carryforwards. Therefore, no allowance has been established to offset these assets.

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

NOTE 7: HURRICANE PROPERTY AND INVENTORY LOSESS

In September 2004, the Company's three Florida restaurants were damaged as a result of Hurricanes Frances and Jeanne. A $320,366 pretax charge was recorded in the current quarter for costs associated with the incident, including lost inventory, clean-up expenditures and an estimate of the carrying value for the property and equipment destroyed or damaged. In addition, the Company spent approximately $295,000 during the quarter for capital expenditures related to the hurricanes and expects to spend substantial additional amounts in the future to complete the repairs.

Subsequent to the end of the quarter, the Company received interim payments of $600,000 on its insurance claim. The Company is in discussions with its insurers as to additional insurance proceeds that the Company believes it is entitled to. The insurer has not yet determined its obligation for payments of the claims. Additionally, the Company may be eligible for a claim under its business interruption policy. The Company expects to record a non-recurring gain once these claims are finalized.

NOTE 8: HEDGING INSTRUMENTS

The Company has interest rate swap agreements relating to a portion of its variable rate debt. The interest rate swap agreements are designated as cash flow hedges and are reflected at fair value in the consolidated balance sheet and the related losses on these contracts are deferred in stockholders' equity as a component of accumulated other comprehensive (loss).

NOTE 9: OTHER

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

NOTE 10: RESIGNATION OF PRESIDENT, TREASURER, PRINCIPAL EXECUTIVE AND PRINCIPAL FINANCIAL OFFICER

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

Due to the destruction caused by Hurricanes Frances ("Frances") and Jeanne ("Jeanne"), the Company was forced to close all three Florida restaurants in September 2004. The Vero Beach Lobster Shanty and Manatee's suffered substantial damage and did not reopen until the fourth quarter and were closed for approximately 7 1/2 and 11 weeks respectively. Fortunately, the Cocoa Beach Lobster Shanty ("Cocoa") was not in the direct path of either hurricane and consequently, was closed for only 12 days.

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

The Company operated ten restaurants during the third quarter of its prior fiscal year.

RESULTS OF OPERATIONS

SALES.

         Sales for the nine months ended October 24, 2004 ("fiscal 2005") were $17,308,600, a decrease of $658,100 or 3.7%, as compared to $17,966,700 for the nine months ended October 26, 2003 ("fiscal 2004"). For the third quarter ended October 24, 2004, sales were $5,124,300, a decrease of $715,900 or 12.3%, as compared to the third quarter of fiscal 2004. Last year's sales for the nine months included $311,800 in sales at the Monmouth Escondido's ("Monmouth") which was closed in June 2003 and $906,000 in sales at the Jensen Beach, Florida Lobster Shanty ("Jensen Beach") which was sold in May 2004, compared to $526,900 for Jensen Beach this year, a decrease of $379,100 at Jensen Beach. Jensen Beach sales of $202,600 were included in last year's third quarter. The three Florida restaurants that operated during the comparable periods realized decreased sales of $338,900 or 6.5% and $585,700 or 46.2% versus last year due to the closure of the restaurants as a result of the devastating September hurricanes. Some weather observers believe that this was the worse storm season ever and it is unclear if Florida will suffer an extended tourism downturn as a result of the storms. The six New Jersey restaurants that operated during the comparable periods realized increased sales of $371,700 or 3.2% for the nine months and $72,400 or 1.7% for the three months versus last year primarily due to a milder winter and despite a lackluster summer tourist season due to a rainy July and August when sales were down by $212,700 or 5.9% versus last summer. Sales in both states continue to be under pressure due to concerns related to terrorism threats, the Iraq war and the cost of gasoline. The number of customers served in the nine restaurants which operated during the comparable nine and three month periods, decreased by 5% and 16.5% respectively while the average check paid per customer increased by 5.4% and 8.9% versus last year.

GROSS PROFIT; GROSS MARGIN.

         Gross profit was $11,781,800 or 68.1% of sales for the nine month period and $3,484,000 or 68.0% of sales for the third quarter ended October 24, 2004, compared to $12,336,700 or 68.7% and $4,002,800 or 68.5% for the
comparable periods of fiscal 2004. The primary reasons for the decline were continued increases in commodity costs, particularly poultry, beef, dairy and produce, the addition of fuel surcharges by suppliers, and the closing of the Monmouth restaurant with its lower cost Mexican fare. The Florida storms and Midwest droughts have dramatically impacted commodity costs and will continue to do so for the foreseeable future. Management raised some menu prices and introduced lower cost specials to compensate for the higher costs.

OPERATING EXPENSES.

         Total operating expenses decreased by 9.8% from $11,989,700 for the nine months of fiscal 2004 to $10,811,700 for the nine months of fiscal 2005, and by 3.1% from $3,705,800 for the third quarter of fiscal 2004 to $3,589,500 for this year's third quarter. Payroll and related expenses were 29.6% of sales for both the nine and three month periods this year compared to 30.1% and 29.9% respectively for the comparable periods last year. The primary reason for the improvement is the closure of the Monmouth and Jensen Beach restaurants which operated with higher payroll costs. Other operating expenses decreased to 21.2% of sales versus 21.8% of sales for the nine month comparison and increased to 21.5% of sales versus 21.1% of sales for the third quarter comparisons. The nine month decrease is directly attributable to the closing of Monmouth and Jensen Beach while the third quarter increase is primarily due to increased utility costs related to higher fuel costs and the reduced sales in Florida.

         Depreciation and amortization expenses were lower by approximately $54,200 and $14,200 over last year for the nine and three month periods ended October 24, 2004 due primarily to the closings of Monmouth and Jensen Beach.

         General and administrative expenses were lower by approximately $81,100 and $65,200 versus last year for the nine and three month periods due primarily to reductions in salaries, group health and liability insurance costs, and recruiting costs.

         During the second quarter ended July 25, 2004, the Company sold the restaurant and property located in Jensen Beach, Florida for $900,000 in cash to an unrelated third party. The sale resulted in a gain of approximately $415,000. In June 2003, the Company closed the Monmouth Mall Mexican theme restaurant and recorded a loss of approximately $410,000 which included an early lease termination fee of $180,000.

         During the third quarter ended October 24, 2004, the Company recorded a loss of $320,400 for costs associated with the hurricanes. The loss includes lost inventory, clean-up expenditures and an estimate for the carrying value for the property and equipment destroyed or damaged.

OTHER INCOME AND EXPENSE

         Interest expense decreased by $11,900 and $3,200 for the nine and three months ended October 24, 2004 as compared to the same periods last year due to debt reduction. Interest income was slightly higher for both periods this year which includes a net loss of $9,500 realized on the sales of investments versus last year which included a net gain of $7,300 on the sales of investments.

NET INCOME (LOSS)

         The Company realized income of $636,100 or $.16 per share for the nine months ended October 24, 2004 as compared to net income of $221,900 or $.06 per share for the nine months ended October 26, 2003. For the third quarter ended October 24, 2004, the Company realized a loss of $57,700 or $.01 per share as compared to net income of $189,000 or $.05 per share for the prior corresponding quarter. This year's third quarter results included a loss of $320,400 associated with the hurricanes. The primary components of the improvement in income is the gain of $415,000 recognized on the sale of Jensen Beach versus last year's loss of $410,000 associated with the closing of Monmouth.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's ratio of current assets to current liabilities was 3.01:1 at October 24, 2004 compared to 2.56:1 at the year ended January 25, 2004. Working capital was $4,283,600 at October 24, 2004 versus $3,686,800 at the year end, an increase of $596,800. During the nine months ended October 24, 2004, net cash increased by $727,100. The primary components were net income after adjustment for depreciation, deferred taxes, hurricane property loss, and the gain on the sale of Jensen Beach, totaling $1,379,000, offset by a decrease in inventories of $98,200 primarily related to unusable product damaged by the hurricanes, a decrease in prepaid expenses of $94,600 as a result of a change in the financing of the Company's annual property and casualty insurance program, and a decrease of $248,600 in accounts payable.

         Investing activities during the first nine months of fiscal 2005 resulted in a net cash outflow of $485,300. The primary components were capital expenditures of $924,200 related to the hurricanes, restaurant improvements and renovations, a final payment of $120,000 paid as per the Surrender Agreement associated with the closing of Monmouth (see note 6), $842,200 in net cash realized on the sale of Jensen Beach (note 6), investment purchases of $893,300 for available-for-sale securities offset by $745,500 from the sale of investments and increase in other assets of $135,500 primarily due to a deposit of $80,000 to purchase a liquor license in Edison, New Jersey and $36,200 in costs related to the proposal by the principal shareholders of the Company to purchase all of the remaining outstanding shares of common stock (note 9).

         Financing activities for the nine months ended October 24, 2004 resulted in a net cash outflow of $239,800 for debt repayment.

         During the corresponding nine month period ended October 26, 2003, working capital increased by $1,077,400 and net cash increased by $816,000. The primary components of last year's cash flow were net income, after adjustment for depreciation, deferred taxes and the loss on closing Monmouth, of $1,562,800, offset by a decrease in accounts payable of $158,000, capital expenditures of $328,700 for restaurant improvements, debt repayment of $245,600 and $59,200 for the repurchase of 40,000 shares of the Company's Common Stock.

         Subsequent to the third quarter ended October 24, 2004, the Company reopened its Vero Beach and Mr. Manatee's restaurants. Additionally, the Company's primary bank agreed to increase the Company's bank line of credit ("line") from $500,000 to $1,000,000 with all other terms remaining unchanged including the maturity date of June 30, 2005. The Company intends to use the line to cover short-term cash needs related to the hurricane losses. As of November 12, 2004, the Company had drawn $250,000 on the line.

         At the present time the Company is unable to predict the extent to which the losses caused by the hurricanes will be covered by its existing insurances. However, the Company received advances of $600,000 from its insurance carriers in November 2004.

         Management anticipates that funds from operations, the bank line of credit, and insurance proceeds will be sufficient to meet obligations for the balance of fiscal 2005, including planned capital expenditures of approximately $229,300 in addition to those incurred during the first nine months and rebuilding costs associated with the Florida losses.

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

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

         PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS

                  EXHIBITS

                  31 -   Certifications of Principal Executive and Principal
                                Financial Officer

                  32 -   Certifications pursuant to 18 U.S.C. Section 1350 of
                                Principal Executive and Principal Financial
                                Officer

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



DATED: December 8, 2004
       ----------------