Form 10KSB
period 2005-01-30
CHEFS INTERNATIONAL INC
filed 2005-05-02
CIK 201424

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2005
                          ----------------

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Transition period from_________________to________________

                          Commission File Number 0-8513
                                                 ------

                            CHEFS INTERNATIONAL, INC.
                            -------------------------
                 [Name of small business issuer in its charter]

       Delaware                                       22-2058515
----------------------------------------             ------------------
[State or other jurisdiction of                      [IRS Employer
  incorporation or organization]                       Identification Number]

62 Broadway, P.O. Box 1332
Pt. Pleasant Beach, New Jersey                        08742
----------------------------------------             ------------------
[Address of principal executive offices]             [Zip Code]

Issuer's telephone number, including area code:       (732) 295-0350
                                                     ------------------

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

The issuer's revenues for the year ended January 30, 2005 totaled $21,563,608.

On April 1, 2005, the aggregate market value of the voting stock of the issuer (consisting of Common Stock, $.01 par value) held by non-affiliates was approximately $3,775,000 based upon the last sale price for such Common Stock on said date in the over-the-counter market as reported by the Pink Sheets LLC. On such date, there were 3,925,384 shares of the issuer's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one)

         Yes        No X
            ---       ---

                            CHEFS INTERNATIONAL, INC.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         (a) BUSINESS DEVELOPMENT - Chefs International, Inc. ("Chefs" or the "Company") was organized under the laws of the State of Delaware in March 1975. The Company currently operates nine restaurants on a year-round basis, seven of which are free-standing seafood restaurants in New Jersey (four) and Florida (three); one of which is a free-standing Mexican theme restaurant located in Freehold, New Jersey, and one of which is a free-standing restaurant also located in Freehold, New Jersey featuring an eclectic American food menu. Five of the seafood restaurants are operated under the name "Jack Baker's Lobster Shanty," one under the name "Baker's Wharfside" and one under the name "Mr. Manatee's Casual Grille." The Mexican theme restaurant is operated under the name "Escondido's Mexican Restaurant." The eclectic American food restaurant is operated under the name "Moore's Tavern and Restaurant." The Company opened its first seafood restaurant in November 1978, its Mexican theme restaurant in January 2002 and "Moore's Tavern and Restaurant" in February 2000. (As used herein, the term the "Company" may at times include Chefs and its various subsidiaries.)

         The Company's executive offices are located at 62 Broadway, Point Pleasant Beach, New Jersey 08742. Its telephone number is (732) 295-0350.

DEVELOPMENTS SINCE THE BEGINNING OF THE LAST FISCAL YEAR

"GOING PRIVATE" TRANSACTION

         On April 18, 2005, the Company announced that at a Special Meeting of its Stockholders held on that date, an Agreement and Plan of Merger between the Company and Lombardi Restaurant Group, Inc. (at times referred to as
"Acquisition Co.") pursuant to which Acquisition Co. would be merged into the Company and each share of Chefs common stock (other than the 2,606,446 shares owned by Acquisition Co.) would be canceled and converted into the right to receive a cash payment of $3.12, had been approved and adopted by the affirmative vote of a majority of the shares of Chefs common stock outstanding on the February 25, 2005 Record Date for the meeting. The proposed Merger is designed to convert Chefs from a publicly owned to a privately owned corporation. It is contemplated that the Merger will be effected in May 2005. Although the required stockholder vote has been obtained, the Merger will not be completed unless all of the remaining closing conditions are satisfied so there can be no assurance that the Merger will occur.

         If the Merger does occur;

              o   The Company will no longer be publicly owned;

              o   Chefs   common   stock   will   no   longer   trade   in   the
                  over-the-counter market or be quoted on the OTC Bulletin Board(R);

              o The stockholders of Acquisition Co., namely Anthony M. Lombardi, Joseph S. Lombardi, Michael F. Lombardi, Robert M. Lombardi, Stephen F. Lombardi (the five "Lombardi Brothers"), the Lombardi & Lombardi P.A. law firm. the Lombardi & Lombardi P.A. Defined Benefit Pension Plan (the Lombardi Brothers, the law firm and the Pension Plan at times referred to as the "Lombardi Group"), Lee Maschler and Matthew Maschler, (the "Maschler Brothers"), (the Lombardi Group and the Maschler Brothers collectively referred to at times as the

                  "Continuing Stockholders"), will own all of the Company's outstanding common stock; and

              o The Company's "Public Stockholders" which term excludes the Continuing Stockholders and stockholders who properly exercised dissenters' rights of appraisal, will have their shares of common stock canceled and converted into the right to receive a cash payment of $3.12 per share, without interest, and without deduction of any commission, and will no longer have any interest in the Company's assets or its future earnings or growth, if any.

RESTAURANT CLOSING

         In the first quarter of calendar year 2004, management decided to sell the Company's Jensen Beach, Florida Lobster Shanty restaurant due to declining sales and a lack of profitability. The Company executed a contract to sell this restaurant for $900,000. The closing took place on May 3, 2004. The Company recognized a gain of $415,473 from this sale. See Note 8 of Notes to the Consolidated Financial Statements.

RESIGNATION OF PRESIDENT, TREASURER, PRINCIPAL EXECUTIVE AND PRINCIPAL FINANCIAL OFFICER

         In April 2004, Anthony C. Papalia, the Company's president, principal executive, principal financial and principal accounting officer requested of the Company's board of directors that he be released from his employment contract (due to expire in March 2005) effective at the close of business on June 28,
2004 "...in order to pursue personal  interests...." The board agreed to release
Mr. Papalia from his employment contract at said date and he agreed to a one year non-competition agreement with the Company. Robert M. Lombardi was appointed to succeed Mr. Papalia as president and principal executive officer. Martin W. Fletcher, the Company's controller, was appointed to succeed Mr. Papalia as the Company's principal financial and principal accounting officer and was elected a vice president of the Company.

RESTAURANT CLOSINGS DUE TO HURRICANE DAMAGE

         In September 2004, Florida hurricanes caused the closings of the Company's three Florida restaurants for approximately ten days in the case of the Cocoa Beach restaurant, approximately two months in the case of the Vero Beach Lobster Shanty restaurant and approximately two and one-half months in the case of the Vero Beach Mr. Manatee's Casual Grill restaurant. To date, the Company has received insurance advances against its claims of approximately $1,060,000 and anticipates a final settlement of its claims will occur in fiscal 2006. The Company realized a gain of $202,399 in the fourth quarter of fiscal 2005 related to partial settlement of its hurricane damage claims.

BANK LOANS

         At January 26, 2004, the Company had a $500,000 revolving line of credit ("L/C line") from First Union Bank (subsequently acquired by Wachovia
Bank), expiring on June 30, 2005 and secured by a first mortgage on its Toms River, New Jersey Lobster Shanty restaurant. All subsequent references to Wachovia Bank shall refer to Wachovia Bank as well as to First Union Bank prior to its acquisition by Wachovia Bank. In November 2004, the L/C line was increased to $1,000,000 and the Company borrowed $500,000 for repairs to its Florida restaurants due to the hurricane damage. As a result, at January 30, 2005, the outstanding indebtedness under the L/C line was $500,000. In February 2005, the Company borrowed an additional $300,000 for repairs, bringing the total outstanding indebtedness under the line to $800,000. In April, 2005, the Company reduced the outstanding indebtedness under the line to $400,000 using $400,000 of insurance proceeds to pay down the loan. Interest on the unpaid principal balance under this L/C line is at the LIBOR Market Index Rate plus 2%.

         The Company is indebted to Wachovia Bank under a $500,000 Term Loan made in May 2002, the proceeds of which were applied to the repayment of the balance under an outstanding L/C line. Principal payments under the Term Loan are due in amounts varying from $5,000 to $25,000 in the months of March through November through 2007 together with interest at the LIBOR Market Index Rate plus 2%. Indebtedness under the Term Loan is secured by a mortgage on the Company's Toms River, New Jersey Lobster Shanty restaurant. At January 30, 2005, the outstanding principal balance under this Term Loan was approximately $210,000.

         In September 2001, the Company borrowed $600,000 from Wachovia Bank secured by a first mortgage on its Baker's Wharfside restaurant in Point Pleasant Beach, New Jersey and borrowed an additional $600,000 from the Bank secured by a first mortgage on its Jack Baker's Lobster Shanty restaurant in Point Pleasant Beach. Each of these two loans have a ten year maturity providing for annual principal payments of approximately $60,000 commencing in fiscal 2003 together with interest on the unpaid balance at an annual rate of 7.57%. At January 30, 2005, the outstanding principal balance of each of these loans was approximately $417,500.

         The Company applied the $1,200,000 of loan proceeds as part of the $1,300,000 it utilized to renovate, decorate and equip (kitchen, bar, furniture, fixtures) its Escondido's Mexican Restaurant in Freehold, New Jersey which opened in January 2002.

         In October 1998, the Company borrowed $880,000 from Wachovia Bank to fund the $1,100,000 purchase of its Vero Beach, Florida Lobster Shanty seafood restaurant. This loan is repayable in monthly installments of $8,319 comprised of principal and interest at an annual rate of 7.82% through November 2008 and is secured by a first mortgage on the Vero Beach property. At January 30, 2005, approximately $644,100 was outstanding under this loan (which provides for a $431,429 "balloon" payment in November 2008).

         In March 2005, the Company obtained a $1,500,000 non-revolving Line of Credit from Wachovia Bank to partially fund renovations to the Lobster Shanty restaurant in Point Pleasant Beach, New Jersey. Borrowings under this line of credit convert into a ten year term loan commencing July 31, 2005. In April 2005, the Company borrowed $750,000 under this line. Borrowings under this line are collaterized by a mortgage on the Point Pleasant Beach Lobster Shanty property. Interest on borrowings under this line is at the LIBOR Market Index Rate plus 2%.

         Repayment of the Company's term loans and of borrowings under its lines of credit is guaranteed by each of the Company's subsidiaries.

         Pursuant to its principal Loan Agreements, the Company has agreed to certain affirmative and negative covenants, violation of which without Wachovia Bank's waiver would constitute a default under the Loan Agreements. Included are affirmative covenants by the Company to maintain its properties in good condition and repair; maintain adequate insurance coverage; conduct its business in the manner and at the locations where it is currently being conducted; maintain a Funds Flow Coverage of not less than 1.20 to 1.00; maintain a Tangible Net Worth at fiscal 2005 year end of not less than $12,650,000 increasing by not less than $50,000 in each subsequent year; maintain a ratio of Senior Liabilities to Effective Tangible Net Worth of not more than .50 to 1.00 measured semi-annually; and maintain liquid assets (cash, time deposits, marketable securities) of not less than $500,000. Also included are negative covenants of the Company not to permit or effect a material change in ownership or in management; not to create or permit certain liens or encumbrances on its assets; not to guarantee third party obligations; and not to retire or otherwise acquire any of its capital stock (without receiving a waiver from the Bank.) The Company received a waiver from Wachovia Bank of any claim that the resignation and departure of Anthony C. Papalia at June 28, 2004 as the Company's principal executive and principal financial officer might be deemed a violation of the covenant regarding a material change in management. The Company was in compliance with all material covenants under the Loan Agreements at January 30, 2005.

         (b) BUSINESS OF ISSUER - The Company is engaged in one business; the operation of nine restaurants in New Jersey and Florida on a year-round basis.

                              RESTAURANT OPERATIONS

         The Company currently operates nine restaurants on a year-round basis, seven of which are free-standing seafood restaurants in New Jersey (four) and Florida (three); one of which is a free-standing Mexican theme restaurant located in Freehold, New Jersey, and one of which is a free-standing restaurant also located in Freehold, New Jersey featuring an eclectic American food menu. Five of the seafood restaurants are operated under the name "Jack Baker's Lobster Shanty," one under the name "Baker's Wharfside" and one under the name "Mr. Manatee's Casual Grille." The Mexican theme restaurant is operated under the name "Escondido's Mexican Restaurant." The eclectic American food restaurant is operated under the name "Moore's Tavern and Restaurant." The Company opened its first seafood restaurant in November 1978, its Mexican theme restaurant in January 2002 and "Moore's Tavern and Restaurant" in February 2000. The Company's restaurants, all of which are operated on a year-round basis, are as follows:

                                            Date of Opening Under
         Location                           the Company's Management
         --------                           ------------------------

SEAFOOD RESTAURANTS
-------------------

Jack Baker's Lobster Shanty
---------------------------

Vero Beach, Florida                         December 1979
Pt. Pleasant Beach, New Jersey              October 1980
Toms River, New Jersey                      October 1980
Cocoa Beach, Florida                        September 1981
Hightstown, New Jersey                      December 1981

Baker's Wharfside
-----------------

Pt. Pleasant Beach, New Jersey              October 1980

Mr. Manatee's Casual Grille Restaurant
--------------------------------------

Vero Beach, Florida                         April 2002

                                            Date of Opening Under
         Location                           the Company's Management
         --------                           ------------------------

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

         The Company was forced to close this restaurant for 53 days in September and October 2004 due to damage from the September 2004 Florida hurricanes. To date, the Company has spent approximately $625,000 in capital expenditures and repairs on this restaurant and anticipates spending an additional $30,000 to $50,000 to complete the work.

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

         The Company has commenced major renovations to this restaurant which will take place in fiscal 2005 and 2006 at an anticipated cost of approximately $2,200,000. The Company expects to finance approximately $1,500,000 of the cost with bank loans and the balance from working capital.

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

         In May 1998, the Company spent $166,000 to purchase a lot and building with a waterfront location adjacent to the Toms River Lobster Shanty. The Company partially funded the purchase price with the bank loan previously described. The Company has obtained the permits and variances necessary for it to develop an outdoor patio dining area with seating for 125 on this site but delayed construction pending resolution of a lawsuit initiated by a neighboring landowner attempting to prevent construction. The landowner's time to appeal from the granting of the permits and variances to the Company has expired. Management assumes there will be no further objection to the Company's construction of the planned patio dining area. As a result of the delay, the board of directors has deferred its decision on whether to proceed with the construction of the patio. If the board determines to proceed in the next several months, the Company estimates the total cost of construction and outfitting at approximately $350,000 for an opening which could take place in fiscal 2007.

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

         The Company was forced to close this restaurant for twelve days in September 2004 due to damage from the September 2004 Florida hurricanes.

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

         The Company was forced to close this restaurant for 76 days in September through November 2004 due to damage from the September 2004 Florida hurricanes. To date, the Company has spent approximately $335,000 in capital expenditures and repairs and anticipates spending an additional $30,000 to $50,000 to complete the work.

MEXICAN THEME RESTAURANT

         At January 30, 2005, the Company was operating one Mexican theme restaurant; its free-standing "Escondido's Mexican Restaurant" in Freehold, New Jersey.

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

         The Company leased the facility ("Building B") from Moore's Realty (whose partners are members of the Lombardi family). The lease is a "triple-net" lease pursuant to which the Company is required to pay real estate taxes, insurance and heating and air conditioning costs. The lease is for a five-year term through January 2007 and contains provisions for three consecutive five-year renewals at the Company's option which are automatically effective unless the Company gives written notice at least six months before the end of the applicable term that it does not intend that such option be exercised. The Company has the right to terminate the lease upon six months' written notice during the initial lease term provided that such notice cannot be given until 18 months after the commencement of the initial lease term and upon twelve months written notice during any renewal term.

         The lease provides for a minimum annual rental of $90,000 during each year of the initial five-year term, $100,000 during each year of the first five-year renewal period, $112,500 during each year of the second five-year renewal period and $125,500 during each year of the third five-year renewal period. In addition to the minimum annual rental, the Company is also required to pay an amount to Moore's Realty equal to (i) 6% of the total gross sales of food and beverages etc. at the facility in each year (excluding taxes and gratuities) (the "gross annual rental") less (ii) the minimum annual rental for that year. For the fiscal year ended January 30, 2005, the gross rental aggregated $99,656. Moore's Realty has the right to terminate the lease upon twelve months' prior written notice if, for the preceding lease year, the gross annual rental did not exceed the minimum annual rental for that year.

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

MOORE'S TAVERN AND RESTAURANT

         In February 2000, the Company executed a lease with Moore's Realty (whose partners are members of the Lombardi family). The lease was of premises on West Main Street (Route 537) in Freehold, New Jersey (Building A), where an entity affiliated with Moore's Realty, Moore's Inn, Inc. was operating a restaurant and tavern under the name "Moore's Inn." The Company provided consulting services to the operators of Moore's Inn from January 3, 2000 until February 23, 2000 when it executed the following described lease and purchase agreements and commenced to operate the facility under the name "Moore's Tavern and Restaurant."

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

         The lease is a "triple-net" lease pursuant to which the Company will pay real estate taxes, insurance and heating and air conditioning costs. The lease provides for a minimum annual rental of $90,000 during each year of the initial five-year term, $100,000 during each year of the first five-year renewal period, $112,500 during each year of the second five-year renewal period and $125,500 during each year of the third five-year renewal period. In addition to the minimum annual rental, the Company is also required to pay an amount to Moore's Realty equal to (i) 6% of the total gross sales of food and beverages etc. at the facility in each year (excluding taxes and gratuities) (the "gross annual rental") less (ii) the minimum annual rental for that year. For the fiscal year ended January 30, 2005, the gross rental aggregated $152,545. Moore's Realty has the right to terminate the lease upon twelve months' prior written notice if, for the preceding lease year, the gross annual rental did not exceed the minimum annual rental for that year.

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

         The lease of the Moore's Inn and the purchase of the liquor license and the furniture, fixtures and equipment cannot be deemed "arm's length"
transactions due to the interest therein of the Lombardi family. The transactions were negotiated for the Company by Anthony C. Papalia, its then president and chief executive officer. In negotiating the transactions, Mr.
Papalia took into account his experience in similar restaurant leases, the prices at which liquor licenses were sold in neighboring areas (finding such prices to be comparable to the liquor license purchase price paid by the Company) and the condition of the furniture, fixtures and equipment. The bulk of the furniture, fixtures and equipment had been purchased by the Seller during the twelve months ended June 30, 1999 at a price of $621,893. Mr. Papalia and the non-interested directors concluded that the terms of the transaction were fair and in the best interests of the Company.

         At the time of execution of the lease, Moore's Realty agreed not to sell or lease a building ("Building B") adjacent to the Moore's Inn or the nearby pad site for a proposed building ("Building C") for a period of one year. If during the first year, the Company entered into an agreement to purchase or lease Building B, Moore's Realty agreed not to sell or lease the pad site to anyone other than the Company for an additional one-year period. See "Mexican Theme Restaurant" herein as to the Company's lease of Building B from Moore's Realty in fiscal 2002, renovation of the facility and opening of an "Escondido's Mexican Restaurant" at the facility in January 2002. At the time of the Company's leasing of Building B, the Company and Moore's Realty executed an amendment to their January 21, 2000 lease agreement extending the initial term of the earlier lease to the termination date provided for in the later lease and similarly extending the renewal periods of the earlier lease to coincide with the renewal periods of the Building B lease.

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

         The lease is a "triple-net" lease pursuant to which the Company pays real estate taxes, insurance, electricity charges, snow and ice removal, cleaning and maintenance. The lease provides for a minimum rent at an annual rate of $40,000 during each year of the initial five-year term, $44,000 during each year of the first five-year renewal period; $50,000 during each year of the second five-year renewal period and $55,000 during each year of the third five-year renewal period. In addition to the minimum annual rent, the Company is required to pay an amount to Moore's Realty equal to (i) 1% of the total gross sales of the food and beverages etc. at the Moore's Tavern and Restaurant and at the Escondido's Mexican restaurant in each year (excluding taxes and gratuities) (the "gross annual rent"), less (ii) the minimum annual rent for such year. During fiscal 2003, the Company installed curbing, paving and other improvements to the site at a cost of approximately $134,000. The site now provides parking for approximately 65 automobiles for patrons of the two Freehold restaurants. Moore's Realty has agreed to reimburse the Company's costs. Moore's Realty's reimbursement obligation is being applied as a credit against the minimum rent and the gross annual rent, if any, due under the lease. As a result, the Company did not pay any rent to Moore's Realty in fiscal 2005 with respect to this pad site and still has approximately $36,000 of credits remaining.

         The lease for the Building C pad site cannot be deemed as an "arm's length" transaction due to the interest therein of the Lombardi family. The lease was negotiated for the Company by Anthony C. Papalia, its then president and chief executive officer. Mr. Papalia and the non-interested directors concluded that the terms of the transaction were fair and in the best interests of the Company.

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

GOVERNMENT REGULATION

         The Company is subject to various Federal, state and local laws affecting the operation of its restaurants, including licensing and regulation by health, sanitation, safety and fire departments and alcoholic beverage control authorities. The Company is also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions. While such regulations have not had a material negative impact on the Company's operations to date, difficulties in obtaining necessary licenses or permits could result in delays or cancellations in the opening of new restaurants and increases in the minimum wage will increase the Company's labor costs.

         Each of the Company's New Jersey and Florida restaurants holds a state liquor license and is subject to the liquor licensing laws of New Jersey or Florida (depending on location). Management regards the aggregate and per claim liability insurance which it carries to be adequate for the nature of its operations taking into account the fact that it serves liquor at each location.

EMPLOYEES

         The Company maintains its administrative employees at its executive offices including its principal officers (see "Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act"), secretarial and bookkeeping personnel. Each of the Company's seafood restaurant units employs a general manager, two assistant managers and between 40 and 130 other employees to serve as waitresses, waiters, busboys, bartenders, cooks, dishwashers, kitchen help, hostesses and cashiers (some on a part-time basis). The Company's Escondido's Mexican Restaurant in Freehold, New Jersey employs between 30 and 60 employees and its Moore's Tavern and Restaurant employs approximately 60 employees, in each case serving similar functions. The Company also presently employs two area supervisors, each responsible for certain of the Company's restaurants. Managerial candidates are recruited for the Company's restaurants from hotel and restaurant management schools, restaurant recruiting agencies, through advertising in restaurant management magazines and by promotion from within the Company's own organization. At January 30, 2005, the Company had approximately 500 employees (including part-time workers). The Company is not a party to any collective bargaining agreements and has enjoyed satisfactory employee relations since inception.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the quarter ended January 30, 2005.

         A Special Meeting of the Company's stockholders was held on April 18, 2005. At the Special Meeting, a total of 2,873,469 votes were cast in favor of, a total of 8,944 votes were cast against and 2,084 shares abstained from voting with respect to the proposal to approve and adopt the Agreement and Plan of Merger dated as of December 22, 2004 between Acquisition Co. and the Company and the Merger pursuant to which Acquisition Co. would be merged with and into the Company and each share of Chefs common stock (other than shares owned by Acquisition Co. and shares owned by stockholders who have properly exercised dissenters' rights of appraisal) will be canceled and converted into the right to receive a cash payment of $3.12 without interest, and without deduction of any commission, so that the Agreement and Plan of Merger and the Merger have been approved and adopted by the affirmative vote of a majority of the shares of Chefs common stock outstanding on the February 25, 2005 Record Date for the meeting.

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

                  Fiscal 2004                  Bid Prices
                  Quarter              --------------------------
                  Ended                     High         Low
                  -----                     ----         ---

                  April 27, 2003            1.42         1.35
                  July 27, 2003             1.38         1.35
                  October 26, 2003          1.40         1.38
                  January 25, 2004          1.85(a)      1.40(a)

                  Fiscal 2005
                  Quarter
                  Ended
                  -----

                  April 25, 2004            2.76(b)      1.55(b)
                  July 25, 2004             3.05(c)      2.76(c)
                  October 24, 2004          3.05         3.03
                  January 30, 2005          3.05         2.90

         The above quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. They do not necessarily represent actual transactions.

--------------------------

(a) During the quarter (on November 21, 2003), the Company publicly announced its receipt of a Merger offer from the Lombardi Group offering to purchase the outstanding Common Stock owned by the Public Stockholders for a cash purchase price of $1.75 per share.

(b) During the quarter, after publicly announcing on March 8, 2004, the rejection of the $1.75 per share offered purchase price, the Company, on March 15, 2004, publicly announced the increased offer by the Lombardi Group of a cash purchase price of $2.50 per share. After publicly announcing on April 19, 2004, the rejection of the $2.50 per share offered purchase price, the Company, on April 21, 2004, publicly announced the increased offer by the Lombardi Group of a cash purchase price of $3.00 per share.

(c) During the quarter (on June 1, 2004), the Company publicly announced that the Special Committee appointed by the Board of Directors to review and make a recommendation to the Board regarding the fairness of the proposed Merger offer to the Public Stockholders, had advised the Board of Directors that in the Committee's judgment, the proposed increased purchase price of $3.12 per share

(increased after discussions between counsel for the Special Committee and counsel for the Lombardi Group), was fair to the Company's Public Stockholders, and had determined to recommend that the Board accept the proposal.

         At February 25, 2005, the number of record holders of the Common Stock was 6,296. Such number of record holders was determined from the Company's shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

         The Company did not sell any of its equity securities during the fiscal year ended January 30, 2005.

ITEM 6.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OR PLAN OF OPERATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Certain statements regarding future performance in this Annual Report on Form 10-KSB constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company's actual results and could cause those results to differ materially from the forward-looking statements. Such factors include, but are not limited to, changing market conditions, weather, the state of the economy, substantial increases in insurance costs, the impact of competition to the Company's restaurants, pricing and acceptance of the Company's food products. In addition, the Company's performance may be adversely affected if it is unable to find a satisfactory successor to its president and principal executive officer, Anthony
C. Papalia, who left the Company's employ at the end of June 2004.

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

         Depreciation and Amortization: The Company depreciates its property and equipment and amortizes its definite life intangible assets using straight-line methods over the estimated useful lives of the assets. Intangible assets (including liquor licenses) deemed to have indefinite useful lives are not amortized but are subject to impairment tests at least annually, or more frequently if circumstances occur that indicate impairment may have occurred. The Company tested for impairment of its definite and indefinite life intangible assets and no impairment charges were necessary during fiscal 2004 or fiscal 2005. See Note 6 of Notes to the Consolidated Financial Statements.

         Income Taxes: The Company accounts for income taxes in accordance with statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between book and tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The recognition of the deferred tax assets is based on management's best assumptions and estimates of future income. A valuation allowance is recorded when management determines that it is more likely than not that some portion of the deferred tax assets will not be realized. These assumptions and estimates will be periodically reviewed and, if needed, adjustments will be made as required. During fiscal 2005, the Company determined that sales of certain of its tangible and intangible assets will result in sufficient taxable income so that a valuation allowance against the deferred tax assets is no longer warranted.

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

OVERVIEW

         The Company's principal source of revenue is from the operations of its restaurants. The Company's cost of goods sold includes food and liquor costs. Operating expenses include labor costs, supplies and occupancy costs (rent and utilities), marketing and maintenance costs. General and administrative expenses include costs incurred for corporate support and administration, including the salaries and related expenses of personnel and the costs of operating the corporate office at the Company's headquarters in Point Pleasant Beach, New Jersey.

         The Company currently operates nine restaurants on a year-round basis. See Item 1, "Developments Since the Beginning of the Last Fiscal Year" as to the Company's sale of its Lobster Shanty Restaurant in Jensen Beach, Florida during the second quarter of calendar 2004. The Company opened its first seafood restaurant in November 1978 and currently has six free-standing seafood restaurants in New Jersey and Florida operating under the names "Jack Baker's Lobster Shanty" or "Baker's Wharfside." In February 2000, the Company commenced the operation of Moore's Tavern and Restaurant, ("Moore's"), a free-standing restaurant in Freehold, New Jersey serving an eclectic American food type menu. On January 29, 2002, the Company commenced operation of its Escondido's Mexican Restaurant ("Freehold"), a Mexican theme restaurant located in Freehold, New Jersey, adjacent to Moore's. On April 1, 2002, the Company acquired the operations of Mr. Manatee's Casual Grille ("Manatee's"), a casual theme restaurant primarily featuring seafood items, located in Vero Beach, Florida near the Company's Vero Beach, Florida Lobster Shanty. The closing of the Company's Escondido's restaurant in the Monmouth Mall in Eatontown, New Jersey ("Monmouth") in June 2003 and its sale of its Jensen Beach, Florida Lobster Shanty restaurant in May 2004 reduced the number of restaurants operated by the Company to nine.

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

         The Company operated eleven restaurants during the year ended January 25, 2004.

      The statements of operations are comprised of a 53-week period for the year ended January 30, 2005 ("fiscal 2005") and a 52-week period for the year ended January 25, 2004 ("fiscal 2004").

RESULTS OF OPERATIONS

                  Sales for the year ended January 30, 2005 totaled $21,563,600, a decrease of $719,600 or 3.2%, as compared to total sales of $22,283,200 for the year ended January 25, 2004, despite an additional week of sales included in the fiscal 2005 results. Fiscal 2004's sales included $311,800 in sales at the Monmouth Escondido's ("Monmouth") which was closed in June 2003 and $1,210,300 in sales at the Jensen Beach, Florida Lobster Shanty, ("Jensen Beach") which was sold in May 2004, compared to $526,900 for Jensen Beach in fiscal 2005, a decrease of $683,400 at Jensen Beach. Sales for the nine restaurants that operated during the comparable periods increased by $275,600 or 1.3%. The three Florida restaurants that operated during the comparable periods realized decreased sales of $228,500 or 3.4% due to closure of the restaurants as a result of the devastation caused by the September 2004 hurricanes. The closures ranged from twelve days at the Cocoa Beach restaurant to 76 days at the Vero Beach Mr. Manatee's restaurant. Some weather observers believe that this was the worst Florida storm season ever recorded and clearly the effect of the damage has impacted the 2004-2005 Florida tourist season by the continued closure of several major hotels/motels. All three Florida restaurants reported lower sales for the current (2004-2005) tourist season. The six New Jersey restaurants that operated during the comparable periods realized increased sales of $504,100 or 3.6% versus last year due to a mild 2003-2004 winter and despite lower sales during a lack-luster rainy 2004 summer tourist season. Sales in both states continue to be under pressure due to concerns about terrorism and the record high cost of gasoline. The number of customers served in the nine restaurants that operated during the comparable periods decreased by 3.8% while the average check increased by 5.3% versus the prior year.

GROSS PROFIT

         Gross profit was $14,678,200 or 68.1% of sales for fiscal 2005 compared to $15,248,300 or 68.4% for fiscal 2004. The primary reasons for the decline were continued increases in commodity costs, particularly poultry, beef, dairy and produce, the addition of fuel surcharges by suppliers due to the increase in the price of oil, and the closing of the Monmouth restaurant with its lower cost Mexican fare. The Florida storms and Midwest droughts have dramatically impacted commodity costs and will continue to do so for the foreseeable future. Management raised some menu prices and introduced lower cost specials to compensate for the higher costs.

OPERATING EXPENSES.

         Total operating expenses decreased by 8% from $15,318,500 for fiscal 2004 to $14,090,800 for fiscal 2005. Payroll and related expenses were 30.5% of sales for fiscal 2005 compared to 31.1% of sales for fiscal 2004. The primary reasons for the improvement were the closure of the Monmouth and Jensen Beach restaurants which operated with higher payroll costs, and lower health and worker's compensation insurance costs at the other nine restaurants. Other operating expenses were 21.7% of sales for fiscal 2005 compared to 22.2% of sales for fiscal 2004 primarily attributable to the closures of Monmouth and Jensen Beach, which offset increased utility costs at the other restaurants related to the substantial increase in oil prices.

         Depreciation and amortization expenses in fiscal 2005 were lower by approximately $65,700 versus fiscal 2004 due primarily to the closings of Monmouth and Jensen Beach and the write off of property and equipment destroyed or damaged by the hurricanes. Depreciation expenses will increase in the future as the replacement assets purchased in fiscal 2005 are depreciated.

         General and administrative expenses for fiscal 2005 were lower by approximately $130,000 versus the prior fiscal year due primarily to reductions in salaries and payroll taxes of approximately $78,200 and lower insurance costs of approximately $54,200. Salaries for fiscal 2005 included $71,500 attributed to the Company's Executive Incentive Bonus Plan ("Bonus Plan") (see Note 12 to the Consolidated Financial Statements), while salaries in fiscal 2004 attributed to the Bonus Plan were $51,000.

         During the second quarter ended July 25, 2004, the Company sold the restaurant and property located in Jensen Beach, Florida for $900,000 in cash to an unrelated third party resulting in a gain of approximately $415,000. In June 2003, the Company closed the Monmouth Mall Mexican theme restaurant and recorded a loss of approximately $410,000 which included an early lease termination fee of $180,000. As part of a Surrender Agreement, the Mall was given an option to purchase the Company's liquor license for a specified price. However, during fiscal 2005, the Mall declined to purchase the license and management is currently in the process of marketing the license to interested parties.

         During the third quarter ended October 24, 2004, the Company recorded a loss of $320,400 for costs associated with the Florida hurricanes. The loss included lost inventory, clean-up expenditures and an estimate for the carrying value for the property and equipment destroyed or damaged.

         During the fourth quarter of fiscal 2005, the Company spent an additional $35,200 on hurricane costs and received net insurance advances of approximately $558,000 from its insurance carriers resulting in a net gain related to the hurricanes of approximately $202,400 for the year ended January 30, 2005.

OTHER INCOME AND EXPENSE.

         Interest expense was $9,400 lower in fiscal 2005 due to debt reduction. During the fourth quarter of fiscal 2005, the Company's primary bank lender agreed to increase the Company's bank line of credit ("line") from $500,000 to $1,000,000 with all other terms remaining unchanged including the maturity date of June 30, 2005 and a variable interest rate equal to the monthly LIBOR Market Index Rate plus 2%. The Company intends to use the line to cover short-term cash needs related to the hurricane losses. At the year end, the Company had drawn $500,000 on the line. Investment income was $114,700 higher in fiscal 2005 primarily due to an increase of $60,700 in capital gains realized on the sale of investments (see Note 10 to the Consolidated Financial Statements).

NET INCOME.

         For the year ended January 30, 2005, the Company realized net income of $783,500 or $.20 per share compared to $39,000 or $.01 per share for the year ended January 25, 2004. Net income for the current year includes a gain of approximately $415,000 recognized on the sale of Jensen Beach and a net gain of approximately $202,400 related to the Florida hurricanes. The prior year's net income included a charge of $410,000 for the loss on closing the Monmouth restaurant and a credit of $57,000 for income taxes.

LIQUIDITY AND CAPITAL RESOURCES.

         The Company has financed its operations primarily from revenues derived from its restaurants.

         The Company's ratio of current assets to current liabilities was 2.12:1 at January 30, 2005, compared to 2.56:1 at January 25, 2004. Working capital was $3,355,700 at the end of fiscal 2005, a decrease of $331,200 versus the prior year. During fiscal 2005, there was an increase in cash of $831,300. Net cash provided from operating activities was $2,090,700. The primary components were net income, after adjustment for depreciation, deferred income taxes, the gain on the sale of Jensen Beach, and the net gain related to the hurricanes of $1,999,200; a decrease in inventories of $86,000 primarily related to the sale of Jensen Beach; a decrease in pre-paid expenses of $90,400 as a result of a change in the financing of the Company's annual property and casualty insurance program; an increase of $131,800 in accounts payable primarily due to construction costs associated with restaurant renovations and hurricane costs; and a decrease of $210,000 in accrued expenses primarily due to a final payment of $120,000 paid as per the Surrender Agreement associated with the closing of Monmouth (see Note 8 to the Consolidated Financial Statements).

         Investing activities during fiscal 2005 resulted in a net cash outflow of approximately $1,222,600. Capital expenditures were $2,165,200, including $984,600 for hurricane related furniture, fixtures and equipment, $655,200 for in-progress renovations at the Lobster Shanty restaurants in Cocoa Beach, Florida and Point Pleasant Beach, New Jersey, and the balance of approximately $525,400 for routine restaurant improvements and the purchase of two Company vehicles. Other investing activities included $842,200 in net proceeds from the sale of Jensen Beach. Investment purchases of $1,295,400 for available-for-sale securities were offset by $1,291,300 from the sale of investments which resulted in a gain of $129,800. At January 30, 2005, the fair value of the Company's holdings available-for-sale securities resulted in net unrealized gains of $109,100 (see Note 3 to the Consolidated Financial Statements). The resulting gains are recorded in stockholder's equity as a component of accumulated other comprehensive income.

         Financing activities for fiscal 2005 resulted in a net cash outflow of $36,700 and included debt repayment of $271,300; bank loan proceeds of $500,000 which were drawn on the bank line to partially finance the cost of rebuilding the Florida restaurants pursuant to damages incurred by the hurricanes, and a change in other assets primarily due to approximately $226,500 in costs related to the proposal by the principal shareholders of the Company to purchase all of the remaining outstanding shares of common stock (see Note 2 to the Consolidated Financial Statements).

         During fiscal 2004, net cash increased by $341,000. Net cash provided from operating activities was $1,342,000. The primary components were net income, after adjustment for depreciation, deferred income taxes, and a loss on closing of the Monmouth restaurant, of $1,442,300; an increase in inventories of $111,000 primarily related to bulk purchases of shrimp; an increase in prepaid expenses of $90,000 primarily related to the revised financing agreement for the Company's property and casualty insurance premiums; an increase in the current portion of the Company's deferred tax assets, and an increase of $120,400 in accounts payable due to increased sales and the inventory purchases. Investing activities for fiscal 2004 resulted in a net cash outflow of $568,600. Capital expenditures were $449,100, including $31,400 to renovate the Freehold Escondido's bar and $417,700 for routine restaurant improvements. Other investing activities included the purchase of various investments totaling $534,300 offset by $453,100 realized from the proceeds of maturing certificates of deposit and the sale of investments which resulted in a gain of $69,200. Financing activities in fiscal 2004 resulted in a net cash outflow of $432,400 and included debt repayment of $271,500; treasury stock purchases of $59,200 to repurchase 40,000 shares of the Company's outstanding common stock, and approximately $110,000 in costs related to the Merger proposal (see Note 2 to the Consolidated Financial Statements).

         At the end of fiscal 2005, the Company was in compliance with all of the financial covenants under its loan agreements with its primary bank, Wachovia Bank, National Association. The Company was also in full compliance at the year ended January 25, 2004.

RECENT DEVELOPMENTS

         In January 2005, the Company began a major renovation of the Lobster Shanty located in Point Pleasant Beach, New Jersey, at a projected cost of approximately $2,200,000. Management expects that the renovated restaurant will be fully operational in May, 2005. In order to partially finance the project, the Company entered into an agreement to borrow up to $1,500,000 through a Non-Revolving Line of Credit with Wachovia Bank ("Construction Line") which expires on July 31, 2005 at a monthly interest rate of one-month LIBOR plus 2.00%. At July 31, 2005 the balance due on the construction line will be converted to a term loan based on a 15-year payout with a ten year balloon at an interest rate to be determined prior to the conversion. At April 21, 2005 the Company had borrowed $750,000 on the construction line.

         In February 2005, the Company borrowed an additional $300,000 on its $1,000,000 bank line for repair costs associated with the Florida hurricanes.

         In April 2005, the Company received additional net insurance advances of $502,600 which brings the total advances received to date to $1,060,600. Upon receipt of the recent advances, the Company paid $400,000 against the balance due on the $1,000,000 bank line of credit, leaving a total of $600,000 available for future borrowings.

         In April 2005, management negotiated the annual renewals for group health ("health") and property and casualty ("property") insurance coverages. The health plan was renewed at a decrease of approximately 3.7% versus the prior year. The property plan coverage was renewed at an increase of approximately 10.5%, a majority of which can be attributed to the impact of last year's hurricanes on Florida insurance companies.

         Management anticipates that funds from operations and the construction line will be sufficient to meet the Company's obligations in fiscal 2006, including projected capital expenditures for improvements and renovations of approximately $3,000,000.

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

ITEM 7.  FINANCIAL STATEMENTS

         Attached.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE

ITEM 8A  CONTROLS AND PROCEDURES

                  (a) EXPLANATION OF DISCLOSURE CONTROLS AND PROCEDURES.  Robert
M. Lombardi, the Company's principal executive officer and Martin W. Fletcher, the Company's principal financial and principal accounting officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of a date within 90 days of the filing date of this Annual Report (the "Evaluation Date") have each concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to him by others within those entities, particularly during the period in which this Annual Report was being prepared.

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

ITEM 8B  OTHER INFORMATION

         NONE

                            CHEFS INTERNATIONAL, INC.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


         The following table sets forth certain information with respect to each of the current directors of the Company:

                                                                  Date First
Name                       Age     Position                   Elected a Director
----                       ---     --------                   ------------------
                                   Chairman of
Robert M. Lombardi(a)      53      the Board, President,      May 1999
                                   Principal Executive
                                   Officer
Nicholas B. Boxter(b)      57      Director                   December 1999
Kenneth Cubelli(b)         51      Director                   December 1999
Raymond L. Dademo(b)       47      Director                   December 1999

Anthony M. Lombardi(a)     49      Director                   July 1999
Joseph S. Lombardi(a)      54      Director                   July 1999
Michael F. Lombardi(a)     56      Director                   July 1999
Stephen F. Lombardi(a)     49      Director                   July 1999

-------------------

(a) The five Lombardis who serve as directors are brothers.

(b) Messrs. Boxter, Cubelli and Dademo were the members of the Special Committee appointed by the Board of Directors to review and make a recommendation to the Board regarding the fairness of the proposed Merger transaction to the Public Stockholders. If the Merger is consummated, they will resign from the Board.

         The other executive officer of the Company (in addition to Robert M. Lombardi) is:

Name                       Age     Office
----                       ---     ------

Martin W. Fletcher         52      Vice President,
                                   Principal Financial and
                                   Principal Accounting Officer

         The Company does not have an Executive Committee or a separate Audit Committee. The entire Board of Directors serves as the Company's Audit
Committee. The term of office of each director and executive officer expires when his successor is elected and qualified. Executive officers are elected by and hold office at the discretion of the Board of Directors.

CODE OF ETHICS

         The Board of Directors adopted a code of ethics applicable to the Company's principal executive, principal financial and principal accounting officer during the second quarter of fiscal 2005. The Company will provide a copy of the code of ethics without charge, to any person requesting same in writing addressed to the Company's chief financial officer at the Company's executive offices at 62 Broadway, Point Pleasant Beach, NJ 08742.

DIRECTORS AND EXECUTIVE OFFICERS

         The following is a brief account of the business experience of each director and executive officer of the Company during the past five years.

DIRECTORS

         Robert M. Lombardi, M.D. is, and for more than the past five years has been principally engaged as a physician and orthopedic surgeon with the Edison-Metuchen Orthopedic Group, a medical practice group located in Edison, New Jersey, where he also serves as a senior officer. He is also an officer of Moore's Inn, Inc. and a partner in Moore's Realty. He was elected president and principal executive officer of the Company in June 2004 to succeed Anthony C. Papalia.

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

EXECUTIVE OFFICER

         The other executive officer of the Company in addition to Robert M. Lombardi is Martin W. Fletcher who has been continuously employed by the Company for the preceding five years in various capacities. He has served as general manager of the Company's Toms River, New Jersey Lobster Shanty, as area supervisor for its Florida west coast restaurants, as assistant controller, since September 1987 as controller and since March 1988 as secretary and a director of the Company. He resigned as a director of the Company in July 1999. Mr. Fletcher was elected principal financial and principal accounting officer of the Company in June 2004 to succeed Anthony C. Papalia. At the same time, he was elected a vice president of the Company. He is currently devoting all of his working time to the business of the Company.

COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

         Based solely upon a review of Forms 3, 4 and 5, the Company believes that with respect to fiscal 2005, all Section 16(a) filing requirements applicable to its officers, directors and beneficial owners of more than 10% of its equity securities were timely complied with.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information concerning the compensation paid or accrued by the Company during the three fiscal years ended January 30, 2005 to its Principal Executive Officer as well as to any other executive officer of the Company or a subsidiary who earned at least $100,000 during fiscal 2005. During the three-year period ended January 30, 2005, the Company did not grant any restricted stock awards or have any long-term incentive plan in effect. The Company maintains a non-qualified Supplemental Employee Benefit Program for its officers, supervisors, restaurant managers and assistant managers paying annual contributions ranging from $1,000 to approximately $3,000 per individual. The Program provides life insurance death benefits, disability income benefits and retirement income benefits. A former officer and director, James Fletcher, the father of Martin W. Fletcher, is not covered under this Program but the Company agreed that if he remained in its employ until age 65 and left such employ at any time thereafter, the Company would pay him $20,000 annually for the ten year period following such termination of employment or until his death, if he dies prior thereto. To date, the Company has made annual payments over an eight year period pursuant to this agreement.

                           SUMMARY COMPENSATION TABLE

                               Annual Compensation

Name and                   Fiscal                                Other Annual
Principal Position         Year         Salary       Bonus(d)    Compensation(e)
------------------         ------       ------       -----       ------------
Robert M. Lombardi         2005(a)       -0-          -0-         -0-
President and
Principal Executive
Officer
Anthony C. Papalia         2005(b)      $77,833       -0-        $1,044
President and              2004        $179,162      $7,500      $2,088
Principal Executive        2003        $174,630      $4,500      $2,088
Officer
Martin W. Fletcher         2005(c)     $124,603     $17,000      $2,902
Principal Financial        2004        $103,915      $9,100      $2,902
Officer and Controller     2003        $101,255      $5,367      $2,902

-----------------------------

(a) Dr. Lombardi was elected president and principal executive officer of the Company to succeed Anthony C. Papalia in June 2004.

(b) Mr. Papalia resigned as president, principal executive and principal accounting officer of the Company effective in June 2004.

(c) Mr. Fletcher was elected principal financial and principal accounting officer of the Company in June 2004 to succeed Mr. Papalia.

(d) In May 2000, the Company's Board of Directors adopted an executive incentive bonus plan providing for an annual cash bonus to be paid to Company employees performing executive type functions with respect to each fiscal year (commencing with fiscal 2001) in which the Company achieved certain specified levels of earnings before deducting interest, income taxes, depreciation and amortization. Extraordinary items are excluded for purposes of the computation. The bonus pool for fiscal 2005 aggregated $71,500 and was distributed to five employees including Martin Fletcher who received $17,000.

(e) Represents contributions under the Supplemental Employee Benefit Program.

EMPLOYMENT AGREEMENTS

         At the annual meeting of the Company's stockholders held on December 19, 1995, stockholders ratified employment contracts between the Company and Anthony Papalia as principal executive officer and principal financial officer and between the Company and Martin Fletcher as controller. Each contract expired at the conclusion of the Company's 1999 fiscal year and was automatically renewed on a year by year basis for up to five consecutive additional one-year terms unless either party gave at least six months' prior notice that he or it did not desire such renewal. As no such notice was given during fiscal 1999, each contract was extended for a first renewal year. Mr. Papalia's annual salary under the contract was $150,000 and Mr. Fletcher's annual salary under the contract was $87,000 but each individual's salary was made subject to automatic increase in each Renewal Year based on increases in the Consumer Price Index. If the employment of either individual was terminated other than for cause, he would become entitled to a Severance Payment equal to the amount of his compensation over the balance of the contract term. Each individual was also entitled to terminate his employment and receive a Severance Payment equal to six months' salary in the event of a "change of control" of the Company. Amendments to each employment contract executed in June 1999 and August 1999 extended the first renewal year through March 31, 2000, renewed each contract for a second renewal year through March 31, 2001 and recast each renewal year so as to commence on April 1 of each year and to expire on March 31 of the following year. Notice of intention not to renew must now be given no later than September 30 of the year preceding the year in which the renewal term commences. In November 2001, each employment contract was further amended to renew the term through March 31, 2005. The amendments retained the automatic salary increase provision based on increases in the Consumer Price Index and provided for an automatic one year renewal in the absence of prior notice not to renew. As a result, during fiscal 2005, Mr. Papalia's annual salary was increased to $186,702 and Mr. Fletcher's annual salary was increased to $133,208.

         See Item 1 - "Developments Since the Beginning of the Last Fiscal Year" herein as to the release of Mr. Papalia from his obligations under his employment contract effective at the close of business on June 28, 2004 and his resignation, effective at such date, as president, principal executive officer and principal financial and principal accounting officer of the Company.

STOCK OPTIONS

         At January 30, 2005 and at January 30, 2005 there were no outstanding employee or non-employee stock options exercisable to purchase shares of Chefs' common stock.

DIRECTORS' COMPENSATION

         During fiscal 2005, no compensation was paid to any of the Company's directors for serving in such capacity. Furthermore, no method of compensation has been established for the directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT

                  The following table sets forth information as of April 15, 2005 with respect to their ownership of Chefs' common stock by (i) each person known by the Company to be the beneficial owner of more than 5% of Chefs' outstanding common stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all directors and executive officers as a group.

Name and Address of                   Shares of Common Stock          Percentage
Beneficial Owner                      Beneficially Owned              Ownership
Directors*                            ------------------              ---------
----------

Robert M. Lombardi                       1,335,826(1)                     34%
(also president)
Nicholas B. Boxter                              --                        --
Kenneth Cubelli                            100,000                         3%
Raymond L. Dademo                            2,000                        --
Anthony M. Lombardi                        111,001(1)                      3%
Joseph S. Lombardi                         599,633(1)                     15%
Michael F. Lombardi                        332,047                         8%
Stephen F. Lombardi                        191,669(1)(2)(3)                5%

All executive officers and
directors as a group
(eight persons)                          2,511,508(1)(2)(3)               64%

Other 5% Stockholders
---------------------
Maschler Group(4)                          196,938(4)                      5%

-------------------------

* The address of each director and executive officer is c/o the Company, 62 Broadway, Point Pleasant Beach, New Jersey 08742.

(1) Robert M. Lombardi, Anthony M. Lombardi, Joseph S. Lombardi, Michael F. Lombardi and Stephen F. Lombardi, Lombardi & Lombardi, P.A. and the Lombardi & Lombardi, P.A. Defined Benefit Pension Plan previously filed a report on
Schedule 13D and amendments thereto indicating that they were acting separately and not as a group but subsequently filed amendments to the Schedule 13D indicating that they are acting as a "group." The five individual Lombardis are brothers and for purposes of this report, they and the above entities are deemed the "Lombardi Group." See Item 1 - "Developments Since the Beginning of the Last Fiscal Year" as to the proposal by the Lombardi Group to acquire all of the outstanding shares of Chefs common stock not owned by the Lombardi Group and the two Maschler Brothers in connection with a Merger transaction designed to take the Company "private". The proposed Merger Agreement and the Plan of Merger were duly adopted by the Company's stockholders at a special meeting held on April 18, 2005.

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

(4) The Maschler Group includes two brothers, Lee Maschler and Matthew H. Maschler who each own 98,469 shares of Common Stock. See Item 1 as to the Merger Agreement and the Plan of Merger designed to take the Company "private."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See Item 1 - "Restaurant Operations - Mexican Theme Restaurant - Moore's Tavern and Restaurant" as to rentals paid in fiscal 2005 by the Company with respect to its two Freehold, New Jersey restaurants and the "Building Pad C Parking Lot" to Moore's Realty (whose partners are members of the Lombardi Group and other members of the Lombardi family).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS

2.1      Agreement  and  Plan  of  Merger   between  the  Company  and  Lombardi
         Restaurant Group, Inc. dated as of December 22, 2004.(A)

3.1      Restated Certificate of Incorporation of the Company(B)

3.2      By-Laws of the Company, as amended(C)

4.1      Specimen Common Stock Certificate(D)

10.2 Employment Agreement dated as of December 19, 1995 between Chefs and Anthony Papalia(E)

10.3 Employment Agreement dated as of December 19, 1995 between Chefs and Martin Fletcher(F)

10.4 Loan Agreement dated October 30, 1998 between the Company and First Union National Bank ("First Union")and the Company's $880,000 Promissory Note issued pursuant thereto for funding utilized by the Company to purchase the Vero Beach, Florida Lobster Shanty Restaurant(B)

10.4.1 Loan Agreement dated September 7, 2001 between the Company and First Union containing the Company's affirmative and negative covenants(H).

10.5 Lease Agreement executed in January 2000 for Moore's Inn facility, between Moore's Realty Associates ("Moore's Realty") as Landlord and the Company as Tenant(C)

10.5.1 Lease Agreement dated October 1, 2001 for Building B in Freehold, New Jersey between Moore's Realty as Landlord and the Company as Tenant (opened as Escondido's Mexican Restaurant)(H).

10.5.2 Lease Agreement dated September 1, 2002 for the Building C pad site between Moore's Realty and the Company.(J)

10.6 Liquor License Sale/Purchase Agreement executed in January 2000 between Moore's Inn, Inc. as Transferor and the Company as Transferee(C)

10.7 Sale/Purchase Agreement for Furniture, Fixtures and Equipment executed in January 2000 between Moore's Inn, Inc. as Seller and the Company as Purchaser(C)

10.9     Chefs International Executive Incentive Bonus Plan(H)

10.10 Asset Purchase Agreement dated January 25, 2002 for personal property, furnishings, fixtures and equipment, liquor license, tradename and goodwill of Mr. Manatee's restaurant in Vero Beach, Florida between Causeway Foods, Inc. and Mr. Manatee's Franchise Corporation as Sellers and the Company as Buyer.(H)

10.11 Commercial Lease Option dated April 1, 2002 between Stephen Craig Long as Lessor and the Company as Lessee for the Mr. Manatee's facility.(I)

21       Subsidiaries

31.1     Certifications of Principal Executive and Principal Financial Officers

31.2     Certifications of Principal Executive and Principal Financial Officers

32.1 Certifications of Principal Executive and Principal Financial Officers of the Company pursuant to 18 United States Code Section 1350.

32.2 Certifications of Principal Executive and Principal Financial Officers of the Company pursuant to 18 United States Code Section 1350.

-------------------------

(A) Incorporated by reference to Appendix to the Company's Rule 13e-3 Transaction Statement on Schedule 13E-3 filed with the Securities and Exchange Commission on December 23, 2004.

(B) Incorporated by reference to exhibit filed with the Company's annual report on Form 10-KSB for the fiscal year ended January 31, 1999.

(C) Incorporated by reference to exhibit filed with the Company's annual report on Form 10-KSB for the fiscal year ended January 30, 2000.

(D) Incorporated by reference to exhibit filed with the Company's Registration Statement on Form SB-2 (File No. 33-66936).

(E) Incorporated by reference to exhibit filed with the Company's annual report on Form 10-K for the fiscal year ended January 28, 1996.

(F) Incorporated by reference to exhibit filed with Amendment No. 1 to the Company's current report on Form 8-K/A for April 1, 1999.

(G) Incorporated by reference to exhibit filed with the Company's current report on Form 8-K for October 6, 2000.

(H) Incorporated by reference to exhibit filed with the Company's annual report on Form 10-KSB for the fiscal year ended January 27, 2002

(I) Incorporated by reference to exhibit filed with the Company's annual report on Form 10-KSB for the fiscal year ended January 26, 2003.

(J) Incorporated by reference to exhibit filed with the Company's annual report on Form 10-KSB for the fiscal year ended January 25, 2004.

         (b)  REPORTS ON FORM 8-K

         During the last quarter of its fiscal year ended January 30, 2005, the Company filed one current report on Form 8-K. This report, for December 22, 2004, in Item 1.01 reported the execution on that date of the Agreement and Plan of Merger by the Company with the Lombardi Restaurant Group, Inc. On April 18, 2005, the Company filed a current report on Form 8-K for that date reporting in
Item 8.01 that at the Special Meeting of Stockholders held on April 18, 2005, the Agreement and Plan of Merger between the Company and Lombardi Restaurant Group, Inc. had been approved and adopted by the affirmative vote of a majority of the shares of the Company's common stock outstanding on the Record Date for the Meeting.

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The firm of McGladrey & Pullen, LLP ("McGladrey Pullen"), certified public accountants, audited the accounts of Chefs and its subsidiaries (collectively the "Company") for the fiscal years ended January 30, 2005 and January 25, 2004.

         (1) AUDIT FEES. McGladrey Pullen billed the Company approximately $71,500 for professional services rendered for the audit of the Company's annual consolidated financial statements for its 2005 fiscal year and to review the financial statements included in its quarterly reports on Form 10-QSB filed with respect to quarterly periods in such fiscal year as compared to approximately $70,000 for such services with respect to the Company's 2004 fiscal year.

         (2) AUDIT-RELATED FEES. None.

         (3) TAX FEES. McGladrey Pullen billed the Company approximately $12,000 for tax services for fiscal 2005 and approximately $10,000 for tax services for fiscal 2004. The fees were billed for tax return preparation.

         (4) ALL OTHER FEES. Approximately $10,000 in fees were billed to the Company by McGladrey Pullen with respect to fiscal 2005 and no fees were billed by said firm to the Company with respect to fiscal 2004 for miscellaneous professional services.

         (5) PRE-APPROVAL AND PROCEDURES. The engagement of McGladrey Pullen to render the above services was approved by the Company's Board of Directors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                                CHEFS INTERNATIONAL, INC.



                                            By   s/ Robert M. Lombardi
                                              ----------------------------------
                                              Robert M. Lombardi, President,
                                                 Principal Executive Officer


                                                 Date: April 29, 2005



                                            By   s/ Martin W. Fletcher
                                              ----------------------------------
                                              Martin W. Fletcher, Vice President
                                                 Principal Financial and
                                                 Accounting Officer


                                                 Date: April 29, 2005


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By   s/ Robert M. Lombardi                  By   s/ Michael F. Lombardi
  ---------------------------------           ---------------------------------
  Robert M. Lombardi, Chairman                Michael F. Lombardi,
     Of the Board of Directors                   Director


     Date: April 29, 2005                        Date: April 29, 2005



By   s/ Anthony Lombardi                    By   s/ Stephen F. Lombardi
  ---------------------------------           ---------------------------------
  Anthony Lombardi, Director                  Stephen F. Lombardi,
                                                 Director


     Date: April 29, 2005                        Date: April 29, 2005



By   s/ Joseph S. Lombardi
  ---------------------------------
  Joseph S. Lombardi, Director


     Date: April 29, 2005

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

Financial Report

January 30, 2005

CONTENTS



--------------------------------------------------------------------------------
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      F-1
--------------------------------------------------------------------------------

Financial Statements:

   Consolidated Balance Sheet                                              F-2-3

   Consolidated Statements of Operations                                     F-4

   Consolidated Statements of Stockholders' Equity                           F-5

   Consolidated Statements of Cash Flows                                     F-6

   Notes to Consolidated Financial Statements                             F-7-20
--------------------------------------------------------------------------------

McGladrey & Pullen
Certified Public Accountants





REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Chefs International, Inc.
Point Pleasant, New Jersey


We have audited the accompanying consolidated balance sheet of Chefs International, Inc. and subsidiaries as of January 30, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two fiscal years in the period ended January 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chefs International, Inc. and subsidiaries as of January 30, 2005, and the results of their operations and their cash flows for each of the two fiscal years in the period ended January 30, 2005, in conformity with U.S. generally accepted accounting principles.



                                                     /s/ McGLADREY & PULLEN, LLP



New York, New York
April 1, 2005, except for Note 2, as to which the date is April 20, 2005








McGladrey & Pullen, LLP is an independent member firm of RSM International, an affiliation of independent accounting and consulting firms.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
JANUARY 30, 2005

--------------------------------------------------------------------------------

ASSETS

Current Assets:
    Cash and cash equivalents                                       $  2,242,184
    Available-for-sale securities                                      2,494,277
    Miscellaneous receivables                                             62,007
    Receivable - related party                                            36,489
    Inventories                                                        1,154,026
    Deferred income taxes                                                244,000
    Prepaid expenses and other                                           107,554
                                                                    ------------

          TOTAL CURRENT ASSETS                                         6,340,537
                                                                    ------------

Property and Equipment, at cost                                       20,353,272
    Less: Accumulated depreciation                                     8,377,549
                                                                    ------------

          PROPERTY AND EQUIPMENT, NET                                 11,975,723
                                                                    ------------

Other Assets:
    Asset held for sale                                                   50,181
    Intangibles                                                          867,087
    Equity in life insurance policies                                    536,596
    Deferred income taxes                                                293,000
    Deferred going private costs                                         336,539
    Other                                                                 72,959
                                                                    ------------

          TOTAL OTHER ASSETS                                           2,156,362
                                                                    ------------

                                                                    $ 20,472,622
                                                                    ============


See notes to consolidated financial statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

JANUARY 30, 2005

--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Line of credit                                                 $    500,000
    Current maturities of notes and mortgages payable                   270,770
    Accounts payable                                                    954,350
    Accrued payroll                                                     211,325
    Other accrued expenses                                              496,536
    Income taxes payable                                                 61,524
    Gift certificates                                                   490,363
                                                                   ------------

          TOTAL CURRENT LIABILITIES                                   2,984,868
                                                                   ------------

Notes and Mortgages Payable                                           1,418,322
                                                                   ------------

Other Liabilities:
    Accrued retirement benefits                                         462,773
    Interest rate swap agreements                                        86,494
                                                                   ------------

          OTHER LIABILITIES                                             549,267
                                                                   ------------

Stockholders' Equity:
    Capital stock - common $.01 par value,
       Authorized 15,000,000 shares,
       Issued and outstanding 3,925,384                                  39,254
    Additional paid-in capital                                       31,488,838
    Accumulated deficit                                             (16,031,543)
    Accumulated other comprehensive income                               23,616
                                                                   ------------

          TOTAL STOCKHOLDERS' EQUITY                                 15,520,165
                                                                   ------------

                                                                   $ 20,472,622
                                                                   ============


See notes to consolidated financial statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JANUARY 30, 2005 AND JANUARY 25, 2004

                                                                             2005            2004
------------------------------------------------------------------------------------------------------

Sales                                                                    $ 21,563,608    $ 22,283,169

Cost of Goods Sold                                                          6,885,461       7,034,878
                                                                         -------------   -------------

       GROSS PROFIT                                                        14,678,147      15,248,291
                                                                         -------------   -------------

Operating Expenses:
    Payroll and related expenses                                            6,579,630       6,924,219
    Other operating expenses                                                4,679,150       4,956,505
    Depreciation and amortization                                           1,050,592       1,116,291
    General and administrative expenses                                     1,781,472       1,911,472
    Loss on restaurant closings                                                    --         410,024
                                                                         -------------   -------------

                                                                           14,090,844      15,318,511
                                                                         -------------   -------------

       INCOME (LOSS) FROM OPERATIONS BEFORE OTHER OPERATING INCOME            587,303         (70,220)
                                                                         -------------   -------------

Other Operating Income:
    Gain on restaurant closings                                               415,473              --
    Gain related to settlement for hurricane damages                          202,399              --
                                                                         -------------   -------------

                                                                              617,872              --
                                                                         -------------   -------------

       OPERATING INCOME (LOSS)                                              1,205,175         (70,220)
                                                                         -------------   -------------

Other Income (Expense):
    Investment income                                                         325,930         211,259
    Interest expense                                                         (149,635)       (159,042)
                                                                         -------------   -------------

                                                                              176,295          52,217
                                                                         -------------   -------------

       INCOME (LOSS) BEFORE INCOME TAXES                                    1,381,470         (18,003)

Provision (Credit) for Income Taxes                                           598,000         (57,000)
                                                                         -------------   -------------

       NET INCOME                                                        $    783,470    $     38,997
                                                                         =============   =============

Basic and Diluted Income Per Common Share                                $       0.20    $       0.01
                                                                         =============   =============


See notes to consolidated financial statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JANUARY 30, 2005 AND JANUARY 25, 2004

--------------------------------------------------------------------------------

                                                                                           Accumulated
                                              Capital      Additional                         Other                       Total
                                 Number        Stock         Paid-in      Accumulated     Comprehensive   Treasury     Stockholders'
                                of Shares    Par Value       Capital        Deficit       Income (Loss)     Stock         Equity
                                ---------    ---------    ------------    ------------    -------------   ---------    -------------

BALANCE AT JANUARY 26, 2003     3,969,540       39,695    $ 31,549,492    $(16,854,010)   $   (379,272)   $  (3,885)   $ 14,352,020
                                                                                                                       ------------
Comprehensive Income:
  Net income                           --           --              --          38,997              --           --          38,997

    Net unrealized gains on
      available-for-sale
      securities arising
      during period, net of
      $109,000 of taxes                --           --              --              --         425,282           --         425,282

    Reclassification
      adjustment for gains
      realized on available-
      for-sale securities,
      net of $14,000 of taxes          --           --              --              --         (55,175)          --         (55,175)

    Change in fair value of
      derivatives accounted
      for as hedges, net of
      $8,000 of taxes                  --           --              --              --          29,376           --          29,376
                                                                                                                       ------------

  TOTAL COMPREHENSIVE INCOME           --           --              --              --              --           --         438,480
                                                                                                                       ------------

Stock repurchase program          (40,000)        (400)        (58,800)             --              --           --         (59,200)
                                                                                                                       ------------

Retirement of treasury stock       (3,550)         (36)         (3,849)             --              --        3,885              --
                                                                                                                       ------------

Fractional shares conversion
  and other                           126            2           1,988              --              --           --           1,990
                                ---------    ---------    ------------    ------------    ------------    ---------    ------------

BALANCE AT JANUARY 25, 2004     3,926,116       39,261      31,488,831     (16,815,013)         20,211           --      14,733,290
                                                                                                                       ------------

Comprehensive Income:
Net income                             --           --              --         783,470              --           --         783,470

    Net unrealized gains on
      available-for-sale
      securities arising
      during period, net of
      $27,000 of taxes                 --           --              --              --          25,102           --          25,102

    Reclassification
      adjustment for gains
      realized on available-
      for-sale securities,
      net of $66,000 of taxes          --           --              --              --         (60,805)          --         (60,805)

    Change in fair value of
      derivatives accounted
      for as hedges, net of
      $24,000 of taxes                 --           --              --              --          39,108           --          39,108
                                                                                                                       ------------
TOTAL COMPREHENSIVE INCOME             --           --              --              --              --           --         786,875
                                                                                                                       ------------
Fractional shares conversion         (732)          (7)              7              --              --           --              --
                                ---------    ---------    ------------    ------------    ------------    ---------    ------------
BALANCE AT JANUARY 30, 2005     3,925,384       39,254    $ 31,488,838    $(16,031,543)   $     23,616    $      --    $ 15,520,165
                                =========    =========    ============    ============    ============    =========    ============


See notes to consolidated financial statements.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 30, 2005 AND JANUARY 25, 2004

                                                                                          2005           2004
------------------------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities:
    Net income                                                                         $   783,470    $    38,997
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                                                  1,050,592      1,116,291
          Deferred income taxes                                                            502,000        (63,000)
          Gain on sale of investments                                                     (129,827)       (69,175)
          (Gain) loss on restaurant closings                                              (415,473)       350,024
          Other disposal losses                                                              2,486             --
          Hurricane damage settlements                                                      78,623             --
          Changes in assets and liabilities:
             (Increase) decrease in:
                Miscellaneous receivables                                                   59,103         22,137
                Inventories                                                                 86,028       (111,062)
                Prepaid expenses                                                            90,422        (89,988)
             Increase (decrease) in:
                Accounts payable                                                           131,760        120,357
                Accrued expenses and other liabilities                                    (210,046)        27,421
                Income taxes payable                                                        61,524             --
                                                                                       ------------   ------------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                                   2,090,662      1,342,002
                                                                                       ------------   ------------
Cash Flows From Investing Activities:
    Purchase of property and equipment                                                  (2,165,194)      (449,129)
    Proceeds sale of restaurant                                                            842,193             --
    Sale and redemption of investments                                                   1,291,340        453,066
    Purchase of investments                                                             (1,295,402)      (534,343)
    Equity in life insurance policies                                                      104,428        (38,202)
                                                                                       ------------   ------------
             NET CASH (USED IN) INVESTING ACTIVITIES                                    (1,222,635)      (568,608)
                                                                                       ------------   ------------
Cash Flows From Financing Activities:
    Proceeds from line of credit                                                           500,000             --
    Repayment of debt                                                                     (271,346)      (271,490)
    Purchase and retirement of treasury stock                                                   --        (59,200)
    Other                                                                                 (265,396)      (101,662)
                                                                                       ------------   ------------
             NET CASH (USED IN) FINANCING ACTIVITIES                                       (36,742)      (432,352)
                                                                                       ------------   ------------
             NET INCREASE IN CASH AND CASH EQUIVALENTS                                     831,285        341,042

Cash and Cash Equivalents:
    Beginning                                                                            1,410,899      1,069,857
                                                                                       ------------   ------------
    Ending                                                                             $ 2,242,184    $ 1,410,899
                                                                                       ============   ============
Supplemental Disclosure of Cash Flow Information:
    Cash payment for:
       Interest                                                                        $   147,630    $   160,453
                                                                                       ============   ============
       Income taxes                                                                    $        --    $     4,000
                                                                                       ============   ============
Noncash Transactions:
    (Decrease) increase in fair value of securities available for sale                 $   (74,703)   $   465,107
                                                                                       ============   ============
    Change in fair value of derivatives accounted for as hedges                        $    63,108    $    29,576
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

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.       NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business:

         Chefs International, Inc. and its subsidiaries (the "Company") operate nine restaurants. Six of these restaurants are seafood restaurants, located in New Jersey and Florida, generally operating under the trade name, "Jack Bakers Lobster Shanty". The Company also operates Escondido's Mexican Restaurant, Moore's Tavern and Restaurant, an eclectic American restaurant, and Mr. Manatee's Casual Grille, a casual theme restaurant primarily featuring seafood items. Escondido's and Moore's Tavern are located in New Jersey; Mr. Manatee's is located in Florida. Segment information is not presented since all of the Company's revenue is attributable to a single reportable segment.

         52-53 Week Period:

         The Company's year-end is the last Sunday in January. The statements of operations are comprised of a 53 week period for fiscal 2005, and a 52 week period for fiscal 2004.

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

         The Company maintains cash balances at several financial institutions in New Jersey and Florida. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 at each financial institution. Uninsured cash balances at January 30, 2005 totaled approximately $2,005,000.

         Available-for-Sale Securities:

         At January 30, 2005, available-for-sale securities consist of mutual funds, and equity securities. Available-for-sale securities are carried at fair value with unrealized gains or losses reported in a separate component of stockholders' equity. Realized gains or losses are determined based on the specific identification method.

         Revenue Recognition:

         Sales from restaurants are recognized as revenue at the point of the delivery of meals and services. Gift certificates are sold in the ordinary course of business. Proceeds from gift certificate sales are recorded as deferred revenue at the time a gift certificate is sold and are not recognized as revenue until a gift certificate is redeemed.

         Inventories:

         Inventories consist of food, beverages and supplies and are stated at the lower of cost (determined by the first-in, first-out method) or market.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.       NATURE OF OPERATIONS  AND SUMMARY OF  SIGNIFICANT  ACCOUNTING  POLICIES
         (CONTINUED)

         Property and Equipment:

         Property and equipment are carried at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method. The estimated useful lives range from 5 to 40 years for buildings and improvements, including leaseholds, and 5 to 10 years for furniture and equipment.

         Intangible Assets:

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

         The impairment evaluation for indefinite life intangible assets includes the comparison of the asset's carrying value to the asset's fair value. When the carrying value exceeds the fair value, an impairment charge is recorded for the amount of the difference. An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic or any other factors that may limit the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. In each reporting period, the Company also evaluates the remaining useful life of an intangible asset that is not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization.

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

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.       NATURE OF OPERATIONS  AND SUMMARY OF  SIGNIFICANT  ACCOUNTING  POLICIES
         (Continued)

         Derivative Financial Instruments:

         The Company's interest rate swap agreements are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability "cash flow" hedge. Changes in the fair value of a derivative that is highly effective as (and that is designated and qualifies as) a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).

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

         Advertising:

         The Company expenses advertising costs as incurred. Advertising costs for fiscal 2005 and 2004 were $421,500 and $516,700, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.       NATURE OF OPERATIONS  AND SUMMARY OF  SIGNIFICANT  ACCOUNTING  POLICIES
         (Continued)

         Accounting for Consolidation of Variable Interest Entities:

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." FIN 46 was subject to significant interpretation by the FASB, and was revised and reissued in December 2003 ("FIN 46R"). FIN 46R states that if an entity has a controlling financial interest in a variable interest entity, the assets, the liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements to the entity. The provisions of FIN 46 and FIN 46R are applicable for small business issuers that have variable interest entities (VIE) by the end of the first reporting period ending after December 15, 2004. The adoption of FIN 46 and FIN 46R did not have any effect on the Company's consolidated financial statements.

         Earnings Per Share:

         The weighted average number of shares outstanding used to compute basic and diluted earnings per share for fiscal 2005 and 2004 was 3,925,384 and 3,926,116, respectively.

         Reclassifications:

         Certain   reclassifications  have  been  made  to  the  2004  financial statements to conform to the 2005 presentation.

2.       GOING PRIVATE TRANSACTION

         On November 21, 2003, the Company announced that it had received an offer from the principal shareholders of the Company, who own approximately 61% of the Company's outstanding common stock, to purchase all of the remaining outstanding shares of common stock for a cash purchase price of $1.75 per share, subject to various conditions. The Company's Board of Directors appointed a Special Committee, consisting of the three non-principal shareholder directors, to review and analyze the proposal. The initial purchase price of $1.75 was rejected by the Special Committee, which concluded that the offered price did not adequately reflect the Company's value. A subsequent offer of $3.12 per share was deemed acceptable by the Special Committee and accepted by the Board.

         At a special meeting of the stockholders on April 18, 2005, the proposed plan, which provides for the merger of the Company with Acquisition Co., a company formed to merge with the Company, was approved. Acquisition Co. is owned by nine shareholders (continuing shareholders) of the Company. The Company, after the merger, will acquire approximately 1,320,000 shares of its common stock at a total purchase cost of approximately $4,120,000, financed through capital contributions by the continuing shareholders. Costs incurred in connection with this transaction were $336,539 through January 30, 2005, and have been deferred pending completion of the transaction. These costs will be added to the cost to acquire the shares and will be treated as a cost of treasury stock.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

3.       AVAILABLE-FOR-SALE SECURITIES

         Details as to available-for-sale securities at January 30, 2005 are as follows:

                                                                              Fair Value
                                                                                  of
                                                                              Securities
                                    Gross           Gross                        with
                                  Unrealized     Unrealized                   Unrealized
                    Gross Cost      Gains         (Losses)      Fair Value     (Losses)
                    -----------   -----------    -----------    -----------   -----------

Mutual funds        $ 1,862,193   $    76,114    $   (54,943)   $ 1,883,364   $   764,601
Equity securities       522,974       129,721        (41,782)       610,913        90,503
                    -----------   -----------    -----------    -----------   -----------

                    $ 2,385,167   $   205,835    $   (96,725)   $ 2,494,277   $   855,104
                    ===========   ===========    ===========    ===========   ===========

         All of the investments with unrealized losses have been in a continuous unrealized loss position for more than one year. The severity of the impairments in relation to the carrying amounts of the individual investments (fair value average is approximately 10% less than cost) is consistent with current market conditions. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Company's ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at January 30, 2005.

4.       INVENTORIES

         Inventories consist of the following at January 30, 2005:

              Food                                                   $   578,674
              Beverages                                                  142,010
              Supplies                                                   433,342
                                                                     -----------

                                                                     $ 1,154,026
                                                                     ===========

5.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at January 30, 2005:

              Land                                                  $  3,168,630
              Buildings and improvements, including leaseholds        14,073,456
              Furniture and equipment                                  2,236,206
              Construction in progress                                   789,507
              China, glassware and utensils (a)                           85,473
                                                                     -----------

                                                                    $ 20,353,272
                                                                    ============

         (a) Carried at original cost for each restaurant. All replacement purchases are charged to expense as incurred.

         Depreciation expense was $1,037,000 and $1,103,000 for fiscal 2005 and 2004, respectively.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

6.       INTANGIBLE ASSETS

         Intangible assets deemed to have indefinite useful lives are not amortized but are subject to impairment tests at least annually, or more frequently if circumstances occur that indicate impairment may have occurred. Management has determined that the Company's liquor licenses have an indefinite life. The Company's annual impairment test of the liquor license intangible asset resulted in no impairment during the year ended January 30, 2005.

         Intangible assets at January 30, 2005 consist of:

                                                  Liquor           Covenant Not
                                                 Licenses         to Compete (a)
                                              ---------------    ---------------

         Cost                                   $ 1,175,998        $    63,126
         Accumulated amortization                  (336,266)           (35,771)
                                                -----------        -----------

                                                $   839,732        $    27,355
                                                ===========        ===========

         (a) Arising from the acquisition of Mr. Manatee's Casual Grille.

         Amortization expense was $12,625 for both fiscal 2005 and 2004.

         The aggregate amortization expense for the covenant not to compete for each of the next three years is as follows: $12,625 annually for the fiscal years 2006 through 2007 and $2,105 for 2008.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

7.       LINE OF CREDIT AND NOTES AND MORTGAGES PAYABLE

        Borrowing under $1,000,000 line of credit payable on demand and is which is collateralized by real estate located in Toms River, New Jersey.  The line expires
        June 30, 2005 and bears interest at LIBOR plus 2.00%.                                     $   500,000
                                                                                                  ===========

        Mortgages payable in various monthly installments to amortize the mortgage principal at the rate of $120,000 annually, through September 2011 with interest at LIBOR plus 2.00%, collateralized by real estate located in
        Point Pleasant Beach, New Jersey                                                          $   835,000

        Mortgage payable in monthly installments of $8,319, inclusive of interest at
        LIBOR plus 2.00%, through November 2008, collateralized by real estate
        located in Vero Beach, Florida                                                                644,092

        Mortgage payable in various monthly installments to amortize the mortgage principal at the rate of $100,000 annually, through May 2007, with interest at
        LIBOR plus 2.00%, collateralized by real estate located in Toms River,
        New Jersey                                                                                    210,000
                                                                                                  -----------

                                                                                                    1,689,092
        Less: Current maturities                                                                      270,770
                                                                                                  -----------

                                                                                                  $ 1,418,322
                                                                                                  ===========


         Annual maturities for fiscal years 2007 through 2010 are $274,909, $189,283, $599,130 and $120,000, respectively.

         LIBOR was 2.6% at January 30, 2005.

         The Company maintains an interest rate risk-management strategy that uses derivative financial instruments to minimize unanticipated earnings fluctuations caused by interest rate volatility. The Company's specific goal is to lower (where possible) the cost of its borrowed funds.

         As of January 30, 2005, the Company had interest rate swap agreements relating to approximately $1,479,000 of the Company's variable rate debt. Unrealized net losses under the interest rate swap agreements totaled approximately $86,500 at January 30, 2005. These unrealized net losses are recorded in Accumulated Other Comprehensive Income in the consolidated balance sheet. Since the Company does not intend to terminate the swap agreements during the upcoming year, the Company does not anticipate that any of these unrealized losses will be reclassified into earnings in the next twelve months, except for the amounts that will be realized when periodic settlements of the variable interest liability are recorded in earnings. No gain or loss was recognized in earnings during the year ended January 30, 2005 as a result of hedge ineffectiveness.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

7.       LINE OF CREDIT AND NOTES AND MORTGAGES PAYABLE (CONTINUED)

         All of the Company's mortgages and loans are with the same financial institution. The loan covenants governing the borrowings include, among other items, requirements relating to tangible net worth, capital expenditures and working capital.

         During February 2005, the Company entered into an agreement to borrow up to $1,500,000 through a Non-Revolving Line of Credit with a bank, in order to partially finance a major renovation of the Lobster Shanty located in Point Pleasant Beach, New Jersey. The line expires on July 31, 2005 and carries a monthly interest rate of 1-month LIBOR plus 2.00%. At July 31, 2005, the balance due on the line will be converted to a term loan based on a 15-year payout with a 10-year balloon with the interest rate to be determined prior to the conversion. The Company has borrowed $750,000 on the line, subsequent to year-end. Also, subsequent to year-end, the Company borrowed an additional $300,000 on its $1,000,000 bank line for costs associated with the Florida hurricanes, leaving a total of $200,000 available.

8.       RESTAURANT CLOSINGS

         In June 2003, the Company closed one of its Mexican theme restaurants. In connection with the closing, the Company wrote off leasehold improvements and other equipment of $230,024 and entered into a Surrender Agreement with the restaurant's landlord which required the Company to pay $180,000. An aggregate loss of $410,024 was recorded for the year ended January 25, 2004. In connection with this restaurant closing, the Company is attempting to sell the liquor license used in that location. The liquor license has been classified as an "Asset held for sale" in the accompanying balance sheet as of January 30, 2005.

         In May 2004, the Company sold its restaurant and property located in Jensen Beach, Florida for $900,000, resulting in a gain of $415,473 for the year ended January 30, 2005.

9.       HURRICANE DAMAGES AND SETTLEMENTS

         In September 2004, the Company's three Florida restaurants were damaged as a result of Hurricanes Frances and Jeanne. The Company has recognized a gain of $202,399 related to the event. The Company has received interim payments of $600,000 (which it has recognized as income) on its insurance claims and incurred $397,601 of costs, including lost inventory, clean-up expenditures and an estimate of the carrying value for the property and equipment destroyed or damaged. In addition, the Company spent approximately $985,000 in fiscal 2005 for capital expenditures related to the hurricanes and expects to spend substantial additional amounts for additional capital expenditures in the future.

         The Company is in discussions with its insurers as to additional insurance proceeds that the Company believes it is entitled to. The insurer has not yet determined its obligation for payments of the claims. Should the insurer determine that its obligations are less than interim payments already made to the Company, the Company maybe required to reimburse the insurer for the excess. Additionally, the Company may be eligible for claims under its business interruption policy.

         Total claims for damages under various insurance policies that the Company has filed, for which no settlements or interim payments have been received, approximate $1,200,000 as of March 31, 2005.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

10.      INVESTMENT INCOME

         The components of investment income are summarized as follows:

                                                                                2005        2004
                                                                             ---------   ---------

         Interest                                                            $  18,621   $  13,603
         Dividends                                                             177,482     128,481
         Realized gain on sales of available-for-sale securities               129,827      69,175
                                                                             ---------   ---------

                                                                             $ 325,930   $ 211,259
                                                                             =========   =========

11.      RETIREMENT PROGRAMS

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

         Additionally, the Company has an agreement with a former director/employee which provides for the payment of $20,000 per year through 2007. The discounted present value of this agreement is included in accrued retirement benefit. The amount has been partially insured with a life insurance contract owned by the Company.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

11.      RETIREMENT PROGRAMS (CONTINUED)

         Reconciliation of changes in the accrued retirement benefits and funded status of the plan as of January 30, 2005 were:

         Change in estimated benefit obligation:
            Benefit obligation at the beginning of year                            $ 589,720
            Change in cash surrender value for vested employees                       55,100
            Estimating obligation increase for non-vested employees                    6,233
            Employee withdrawals                                                    (169,835)
            Benefit payments                                                         (20,000)
            Dividends received                                                         2,697
            Other                                                                     (1,142)
                                                                                   ----------

         Benefit obligation at end of year                                         $ 462,773
                                                                                   ==========

         Components of retirement plan expense were:

                                                                        2005          2004
                                                                      ---------    ----------

         Policy premiums                                              $ 43,456     $  52,600
         (Increase) decrease in cash surrender value in excess of
            estimated change in obligation for nonvested employees      (6,233)        8,198
         Companies' portion of nonvested employee withdrawals           (2,159)      (11,970)
         Other                                                            (760)          857
                                                                      ---------    ----------

                                                                      $ 34,304     $  49,685
                                                                      =========    ==========

         Although the Company has designated the equity in life insurance policies to fund the benefit obligation for those retirement benefits, the equity in these policies are not segregated plan assets. As such, the retirement obligation is considered non-funded at January 30, 2005.

12.      EXECUTIVE INCENTIVE BONUS PLAN

         The Company has an executive incentive bonus plan which provides eligible employees an annual cash bonus if the Company achieves certain financial goals. The charge to operations applicable to the incentive plan for fiscal 2005 and 2004 was $71,485 and $51,000, respectively.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

13.      INCOME TAXES

         The provision (credit) for income taxes consist of the following:

                                                 2005           2004
                                              ---------      ---------

         Current  - Federal                   $  15,000      $      --
                  - State                        81,000          6,000
         Deferred                               502,000        (63,000)
                                              ---------      ---------

                                              $ 598,000      $ (57,000)
                                              =========      =========

         The significant components of deferred tax assets and liabilities as of January 30, 2005 are as follows:

         Deferred Tax Assets:
              Tax loss carryforwards                         $ 189,000
              Depreciation and amortization                    321,000
              Other comprehensive loss                           1,000
              Other                                             54,000
                                                             ---------

                  TOTAL DEFERRED TAX ASSETS                    565,000

         Deferred Tax Liability:
              Other                                             28,000
                                                             ---------

                  NET DEFERRED TAX ASSETS                    $ 537,000
                                                             =========

         For the fiscal years ended January 30, 2005 and January 25, 2004, no valuation allowance was required. The net change in the valuation allowance for fiscal 2004 was a reduction of $1,098,000, principally due to the expiration of tax loss carryforwards.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

13.      INCOME TAXES (CONTINUED)

         The  Company  has  available  at  January  30,  2005,   operating  loss
         carryforwards which expires as follows:

              Year of Expiration
              ------------------

                      2010                                   $  58,000
                      2011                                     145,000
                      2012                                      88,000
                      2024                                     166,000
                                                             ---------

                                                             $ 457,000
                                                             =========

         The difference between the tax provision at the statutory Federal income tax rate and the tax provision attributable to income before income tax for the years ended January 30, 2005 and January 25, 2004 is as follows:

                                                               2005            2004
                                                           -----------     -----------

         Federal statutory rate                            $   478,000     $    (6,100)
         State taxes net of Federal benefit                     70,500            (900)
         Expiration of operating loss carryforwards             91,500       1,090,000
         Valuation allowance change                                 --      (1,098,000)
         Non taxable income                                    (42,000)        (42,000)
                                                           -----------     -----------

         PROVISION (CREDIT) FOR INCOME TAXES               $   598,000     $   (57,000)
                                                           ===========     ===========

14.      TRANSACTIONS WITH RELATED PARTIES

         The  Company  has a lease  through  January  2007 for its  Moore's  Inn
         ("Moore's") restaurant property with Moore's Realty Associates ("Moore's Realty"), a partnership owned by the principal shareholders of the Company. The lease requires minimum annual rentals of $90,000, plus percentage rent of 6% of sales exceeding $1.5 million. The lease contains three five-year renewal options.

         The Company also has a five-year lease for the property adjacent to Moore's for the Company's Escondido's Mexican Restaurant (Escondido's). The terms of this lease are the same as the lease for Moore's.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

14.      TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

         Additionally, the Company has a lease with Moore's Realty for an additional parking lot for Moore's and Escondido's. The initial term of the lease expires January 25, 2007 and contains three five-year renewal options. During the initial term of the lease, minimum annual rentals are $40,000, plus percentage rent of 1% of the combined annual sales of Moore's and Escondido's exceeding $4million. The lease also contains a provision whereby Moore's Realty agreed to reimburse the Company for improvements made to the parking lot up to $150,000. During fiscal 2003, the Company made improvements of approximately $135,000, which is being reimbursed by an offset to the monthly rent payment. Included in the accompanying balance sheet at January 30, 2005 is a current receivable of $36,489.

         Rent expense paid pursuant to these leases for fiscal 2005 and 2004 was $294,234 and $279,763, respectively, which included percentage rent of $59,763 and $51,963, respectively.

         Moores Realty is not considered a variable interest entity as there is sufficient equity investment by the partners and the partners have a controlling financial interest in the partnership. Additionally, as of January 30, 2005 there was no debt on the partnership.

         The Company has a retirement agreement with a former director/employee (see Note 11).

15.      COMMITMENTS AND CONTINGENCIES

         Leases:

         The Company leases restaurants, parking lots and equipment under operating leases including related party leases (Note 14) expiring at various times through fiscal 2008.

         Minimum future rental payments under noncancelable operating leases as of January 30, 2005 are as follows:

                         2006                    $ 356,892
                         2007                      353,001
                         2008                       40,506
                                                 ---------

                                                 $ 750,399
                                                 =========

         Total rent expense, including rent paid to related parties, was $452,455 and $497,615 for fiscal 2005 and 2004, respectively.

         Employment Agreements:

         The Company has employment agreements through June 2007 with three employees for annual amounts ranging from $124,800 to $151,400. The agreements provide for annual adjustments based on the increase in the consumer price index. These agreements also provide for lump sum payments in the event of the termination of the employees without cause or a change in control of the Company, as defined, for a portion of the unexpired term of the contracts.

CHEFS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

16.      FINANCIAL INSTRUMENTS

         The carrying amounts reflected in the consolidated balance sheet for cash and cash equivalents, investments, receivables and notes and mortgages payable approximate their respective fair values. Fair values for investments are based primarily on quoted prices for those or similar instruments. The carrying value of cash and cash equivalents, receivables and notes and mortgages payable is considered to be representative of their fair value because of their relatively short maturities or variable interest rates.